Form 10-Q
period 2021-03-31
Blue Foundry Bancorp
filed 2021-06-17
CIK 1846017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 333-254079
BLUE FOUNDRY BANCORP
(Exact name of the registrant as specified in its charter)

Delaware			86-2831373
(State or Other Jurisdiction of Incorporation or Organization)			(I.R.S. Employer Identification Number)

19 Park Avenue,	Rutherford,	New Jersey	07070
(Address of principal executive offices)			(Zip Code)
(201) 939-5000
(Registrant’s telephone number, including area code)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No

No shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding as of June 17, 2021.

BLUE FOUNDRY BANCORP AND SUBSIDIARY
FORM 10-Q

BLUE FOUNDRY BANCORP AND SUBSIDIARY
Consolidated Statements of Financial Condition
March 31, 2021 (Unaudited) and December 31, 2020
(In thousands)

	March 31, 2021	December 31, 2020
	(In thousands)
ASSETS
Cash and cash equivalents	$292,134	$316,445
Securities available for sale, at fair value	274,462	244,587
Assets held for sale, at fair value	5,156	5,295
Securities held to maturity (fair value of $7,004 at March 31, 2021 and $6,979 at December 31, 2020)	7,003	7,005
Restricted stock, at cost	16,635	16,860
Loans receivable, net of allowance of $16,150 at March 31, 2021 and $16,959 at December 31, 2020	1,281,559	1,267,114
Real estate owned, net	624	624
Interest and dividends receivable	5,933	5,749
Premises and equipment, net	22,605	19,569
Right-of-use assets	24,079	24,878
Bank owned life insurance	21,302	21,186
Other assets	12,121	13,234
Total assets	$1,963,614	$1,942,546

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	$1,385,829	$1,356,184
Advances from the Federal Home Loan Bank	324,400	329,400
Advances by borrowers for taxes and insurance	10,725	10,841
Lease liabilities	25,052	25,535
Other liabilities	12,155	14,986
Total liabilities	1,758,162	1,736,946

Shareholders’ equity
Common stock $0.10 par value; 20,000,000 shares authorized; 100,000 shares issued and outstanding	10	10
Additional paid-in capital	822	822
Retained earnings	205,054	205,799
Accumulated other comprehensive loss	(434)	(1,031)
Total shareholders’ equity	205,452	205,600
Total liabilities and shareholders’ equity	$1,963,614	$1,942,546

See accompanying notes to the consolidated financial statements.
3.

BLUE FOUNDRY BANCORP AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Interest income:
Loans	$12,262	$14,215
Taxable investment income	1,545	2,038
Non-taxable investment income	135	184
Total interest income	13,942	16,437
Interest expense:
Deposits	2,818	4,602
Borrowed funds	1,525	1,659
Total interest expense	4,343	6,261
Net interest income	9,599	10,176
(Recovery of) provision for loan losses	(808)	1,501
Net interest income after (recovery of) provision for loan losses	10,407	8,675
Noninterest income:
Fees and service charges	526	303
Write-down of Real Estate Owned	—	(1,390)
Other	140	184
Total other income (loss)	666	(903)
Noninterest expense:
Compensation and employee benefits	6,021	5,591
Occupancy and equipment	1,953	1,399
Loss on assets held for sale	21	12,765
Data processing	1,767	931
Advertising	470	399
Professional services	1,397	2,115
Directors Fees	140	123
Provision for commitment and letters of credit	(231)	—
Federal deposit insurance	125	—
Other	706	468
Total operating expenses	12,369	23,791
Loss before income tax expense	(1,296)	(16,019)
Income tax benefit	(551)	(4,685)
Net loss	$(745)	$(11,334)

See accompanying notes to the consolidated financial statements.
4.

BLUE FOUNDRY BANCORP AND SUBSIDIARY
Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
	(In thousands)
Net loss	$(745)	$(11,334)
Other comprehensive (loss) income:
Unrealized gains on securities available for sale:
Unrealized holding (loss) gain arising during the period	(3,641)	1,488
	(3,641)	1,488
Unrealized losses on cash flow hedge:
Reclassification adjustment for losses (gains) included in net income	(338)	1
Unrealized holding gain (loss) arising during the period	4,948	(5,609)
	4,610	(5,608)
Defined benefit plans:
Reclassification adjustment for amortization of:
Net actuarial loss	52	44
	52	44

Total tax effect	(424)	1,145
Total other comprehensive income (loss)	597	(2,931)
Comprehensive loss	$(148)	$(14,265)

See accompanying notes to the consolidated financial statements.
5.

BLUE FOUNDRY BANCORP AND SUBSIDIARY
Consolidated Statements of Shareholders’ Equity
Three Months Ended March 31, 2021 and 2020
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	(In thousands)
Balance at December 31, 2019	$10	$822	$237,306	$(517)	$237,621
Net loss	—	—	(11,334)	—	(11,334)
Other comprehensive loss	—	—	—	(2,931)	(2,931)
Balance at March 31, 2020	$10	$822	$225,972	$(3,448)	$223,356

Balance at December 31, 2020	$10	$822	$205,799	$(1,031)	$205,600
Net loss	—	—	(745)	—	(745)
Other comprehensive income	—	—	—	597	597
Balance at March 31, 2021	$10	$822	$205,054	$(434)	$205,452

See accompanying notes to the consolidated financial statements.
6.

BLUE FOUNDRY BANCORP AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Cash flows from operating activities
Net loss	$(745)	$(11,334)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	600	513
Change in right-of-use asset	799	—
Amortization (accretion) of: Deferred loan fees, costs, and discounts, net	53	255
Premiums and discounts on securities	112	36
Deferred income tax (benefit) expense	—	(957)
Dividends on CRA fund	—	(15)
(Recovery) provision for loan losses	(808)	1,501
Loss on assets held for sale	21	12,765
Net loss on Real Estate Owned	—	1,390
Increase in BOLI cash surrender value	(116)	(139)
Increase in interest and dividends receivable	(184)	(233)
(Increase) decrease in other assets	689	(5,897)
Increase in other liabilities	1,832	2,506
Change in lease liability	(483)	—
Net cash provided by operating activities	1,770	391

Cash flows from investing activities
Net (increase) decrease in loans	(13,690)	2,766
Purchases of securities available for sale	(59,609)	(81,617)
Sales of securities held to maturity	—	4,178
Proceeds from sales and calls of securities available for sale	1,704	2,610
Principal payments and maturities on securities available for sale	24,279	16,291
Redemption (purchase) of restricted stock	225	(3,398)
Purchases of premises and equipment	(3,518)	(1,012)
Net cash used in investing activities	(50,609)	(60,182)

Cash flows from financing activities
Net increase in deposits	29,644	8,262
Proceeds of advances from Federal Home Loan Bank	182,800	202,600
Repayments of advances from Federal Home Loan Bank	(187,800)	(127,100)
Net (decrease) increase in advances by borrowers for taxes and insurance	(116)	444
Net cash provided by financing activities	24,528	84,206
Net (decrease) increase in cash and cash equivalents	(24,311)	24,415
Cash and cash equivalents at beginning of period	316,445	124,034
Cash and cash equivalents at end of period	$292,134	$148,449

7.

BLUE FOUNDRY BANCORP AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	2021	2020
	(In thousands)
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$4,355	$6,274
Income taxes	—	—

Supplemental noncash disclosures
Transfers of assets to held for sale	$—	$5,695
Lease liabilities arising from obtaining right-of-use assets	—	26,467

See accompanying notes to the consolidated financial statements.
8.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of Blue Foundry Bancorp (the “Company”, formerly Boiling Springs Bancorp), and its wholly owned subsidiary, Blue Foundry Bank (the “Bank”), and the Bank’s wholly owned subsidiaries, Blue Foundry Service Corp., Rutherford Center Development Corp., Blue Foundry Investment Company (collectively, the “Company”). The Company’s name change was effective July 1, 2019. All significant intercompany accounts and transactions have been eliminated in consolidation. Blue Foundry Bancorp owns 100% of the common stock of Blue Foundry Bank. Blue Foundry, MHC, a New Jersey chartered mutual holding company, (the “Corporation”), owns all of the common stock of the Company. Blue Foundry, MHC is not consolidated in these financial statements.

Basis of Financial Statement Presentation: The consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and revenues and expenses for the period. Actual results could differ from those estimates. Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net income or shareholders’ equity.

Loans Receivable: Loans receivable are stated at unpaid principal balance, net of deferred fees, costs, and discounts, and the allowance for loan losses. Interest on loans is recognized based upon the principal amount outstanding. Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized in interest income using the level yield method over the contractual life of the individual loans, adjusted for actual prepayments.

For all loan classes, the accrual of income on loans, including impaired loans, is generally discontinued when a loan becomes more than 90 days delinquent or when certain factors indicate reasonable doubt as to the ability of the borrower to meet contractual principal and/or interest obligations. Loans on which the accrual of income has been discontinued are designated as nonaccrual loans. All previously accrued interest is reversed and income is recognized subsequently only in the period received, provided the remaining principal balance is deemed collectible. A nonaccrual loan is not returned to an accrual status until principal and interest payments are brought current and factors indicating doubtful collection no longer exist.

Principal and interest payments received on non-accrual loans for which the remaining principal balance is not deemed collectible are applied as a reduction to principal and interest income is not recognized. If the principal balance on the loan is later deemed collectible and the loan is returned to accrual status, any interest payments that were applied to principal while on non-accrual are recorded as an unearned discount on the loan, classified as deferred fees, costs and discounts, and are recognized into interest income using the level-yield method over the remaining contractual life the individual loan, adjusted for actual prepayments.

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable and reasonably estimable incurred credit losses in the loan portfolio as of the balance sheet date. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required for all portfolio segments using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

The allowance consists of specific and general components. The specific component of the allowance relates to loans that are individually classified as impaired. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans for which the terms have been modified resulting in a concession and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.

9.

Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance (generally $400,000 or less) homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment. Impaired loans also include all nonaccrual non-residential, multifamily and construction and land loans, and troubled debt restructurings.

Troubled debt restructured loans are those loans whose terms have been modified such that a concession has been granted because of deterioration in the financial condition of the borrower. Modifications could include extension of the terms of the loan, reduced interest rates, and forgiveness of accrued interest and/or principal. Once an obligation has been classified a troubled debt restructuring, it continues to be considered a troubled debt restructuring and is individually evaluated for impairment until paid in full. For a cash flow dependent loan, the Company records an impairment charge equal to the difference between the present value of the estimated future cash flows under the restructured terms discounted at the loans original effective interest rate, and the original loan’s carrying amount. For a collateral dependent loan, the Company records an impairment when the current estimated fair value, net of estimated costs to sell when necessary, of the property that collateralizes the impaired loan is less than the recorded investment in the loan.

The general component of the allowance covers non impaired loans and is based on historical loss experience adjusted for current qualitative factors. The historical loss experience is a quantitative factor determined by portfolio segment and is based on the actual loss history experienced by the Company. These factors include consideration of the following:

•    Changes in lending policies and procedures, including underwriting standards, collections, and internal loan review practices;
•    Changes in the nature and volume of the portfolio – increase (decrease) in portfolio category;
•    Changes in the volume and severity of past due loans – increase (decrease) in loans past due and on non-accrual;
•    Changes in the volume and severity of past due loans – increase (decrease) in classified loans;
•    Changes in the ratings for loans from Pass to Watch to Special Mention to Substandard;
•    Management assessment based on historical Bank performance and peer market data for Probability-Driven Loss Given Default (PD/LGD) for each loan type, weighted by:
o    State of the local economy, including regional economic conditions;
o    Local and regional unemployment;
o    Delinquency and foreclosure rates in the local market;
o    Valuations and level of activity in the local housing market;
o    Other factors, including local and federal government intervention in economic situations which could support or impair credit and valuation, and broader macroeconomic considerations, as well as evolving marketplace, regulatory and legal risk factors

The loan portfolio is categorized according to collateral type, loan purpose, lien position, or borrower type (i.e., commercial, consumer). The categories used include residential one-to-four family, multifamily, non-residential, construction and land, junior liens, commercial and industrial (consisting of Paycheck Protection Program, or “PPP”, loans), and consumer and other.

10.

Retirement Benefits: Effective January 1, 2020 the Defined Benefit Plan adopted by the Company has been amended to freeze the plan, eliminating all future benefit accruals. The plan was a noncontributory, defined benefit, multiemployer pension plan which covered employees who meet certain eligibility requirements of the plan. Pension plan costs, based upon actuarial assumptions of current and future benefits for employees, are charged to expense and are funded based on the maximum amount that can be deducted for federal income tax purposes.

The Company provides certain healthcare benefits, subject to certain limitations, to eligible retirees, based upon years of service and a retirement date prior to January 1, 2019. The Company also provides supplemental retirement benefits to certain directors. The Company measures the cost of these benefits based upon various estimates and assumptions. Costs are recognized as directors render service.

Adoption of New Accounting Standards: Effective January 1, 2020, the Company adopted ASU No. 2016-02, “Leases (Topic 842)” which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard permits entities to use an optional transition method which allows an entity to continue to use guidance from ASC 840 in the comparative periods presented in the adoption year of ASC 842. The optional election also allows entities to utilize several practical expedients including the recognition of a cumulative-effect adjustment to the opening balance of retained earnings in the adoption year. Since all leases at the Company were accounted for as operating leases under ASC 840 and are still considered to be operating leases under ASC 842, no adjustment was needed to retained earnings as of the beginning of the period. Other practical expedients utilized included:

–Carry over of historical lease determination and lease classification conclusions
–Carry over of historical initial direct cost balances for existing leases
–Accounting for lease and non-lease components in contracts in which the Company is a lessee as a single lease component

Adoption of the leasing standard resulted in the recognition of operating right-of-use assets of $6.0 million and operating lease liabilities of $6.0 million as of January 1, 2020. These amounts were determined based on the present value of remaining minimum lease payments, discounted using the Company’s incremental borrowing rate at the later of the date of adoption or the date of the lease. There was no material impact to the timing of expense or income recognition in the Company’s Consolidated Income Statements.

Accounting Standards Not Yet Adopted: The FASB issued, but the Company has not yet adopted, ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” to replace the incurred loss model for loans and other financial assets with an expected loss models, which is referred to as the current expected credit loss (CECL) model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized costs, including loan receivables and held-to maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in certain leases recognized by a lessor. In addition, the amendments in Topic 326 require credit losses on available-for-sale to be presented as a valuation allowance rather than a direct write-down on the basis of the securities. The Company is required to adopt this standard on January 1, 2023. At this time, the Company cannot reasonably estimate the impact that the adoption of CECL will have on the financial statements, but is in process of developing a methodology to implement the standard.

11.

NOTE 2 – SECURITIES

The amortized cost of securities available for sale and their estimated fair values at March 31, 2021 and December 31, 2020 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
March 31, 2021
Available for sale
U.S. Treasury Note	$6,896	$—	$(288)	6,608
Corporate Bonds	65,288	1,614	(454)	66,448
U.S. Government agency obligations	23,020	81	(242)	22,859
Obligations issued by U.S. states and their political subdivisions	21,222	1,235	(1)	22,456
Mortgage-backed securities: Residential one-to-four family	109,233	440	(1,044)	108,629
Multifamily	46,726	777	(41)	47,462
Total available-for-sale	$272,385	$4,147	$(2,070)	$274,462

December 31, 2020
Available for sale
U.S. Treasury Note	$9,989	$11	$—	10,000
Corporate Bonds	57,478	1,863	—	59,341
U.S. Government agency obligations	19,787	89	(201)	19,675
Obligations issued by U.S. states and their political subdivisions	23,280	1,515	—	24,795
Mortgage-backed securities: Residential one-to-four family	71,773	951	(8)	72,716
Multifamily	56,563	1,499	(2)	58,060
Total available-for-sale	$238,870	$5,928	$(211)	$244,587

12.

The amortized cost of securities held to maturity and their estimated fair values at March 31, 2021 and December 31, 2020, are as follows:

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
	(In thousands)
March 31, 2021
Held-to-maturity
Collateralized loan obligation	$7,003	$1	$—	$7,004
Total held-to-maturity	$7,003	$1	$—	$7,004

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
	(In thousands)
December 31, 2020
Held-to-maturity
Collateralized loan obligation	$7,005	$—	$(26)	$6,979
Total Held-to-maturity	$7,005	$—	$(26)	$6,979

Proceeds from sales and calls of available-for-sale securities totaled $1.7 million in the three months ended March 31, 2021 and $2.6 million in the three months ended March 31, 2020.

There were no OTTI charges for the three months ended March 31, 2021 or March 31, 2020, respectively.

The amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately:

	March 31, 2021
	Amortized Cost	Estimated Fair Value
	(In thousands)
Available-for-sale
Due in one year or less	$5,645	$5,709
Due from one year to five years	64,888	66,743
Due from five to ten years	40,911	41,051
Due after ten years	4,982	4,868
Mortgage-backed securities	155,959	156,091
Total	$272,385	$274,462

Held-to-maturity
Due in one year or less	$7,003	$7,004
Due from one year to five years	—	—
Total	$7,003	$7,004

13.

Expected maturities on mortgage-backed securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. Securities not due at a single maturity are shown separately.

The following tables summarize available-for-sale securities with unrealized losses at March 31, 2021 and December 31, 2020, aggregated by major security type and length of time in a continuous loss position.

	Less than 12 Months		12 Months or More		Total
	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value
	(In thousands)
March 31, 2021
Available for sale
U.S. Treasury Note	$(288)	$6,608	$—	$—	$(288)	$6,608
Corporate Bonds	(454)	15,363	—	—	(454)	15,363
U.S. Government agency obligations	(39)	2,608	(203)	13,158	(242)	15,766
Obligations issued by U.S. states and their political subdivisions	(1)	876	—	—	(1)	876
Mortgage-backed securities:
Residential one-to-four family	(1,043)	71,620	(1)	72	(1,044)	71,692
Multifamily	(41)	1,520	—	272	(41)	1,792
Total available-for-sale	$(1,866)	$98,595	$(204)	$13,502	$(2,070)	$112,097

December 31, 2020
Available for sale
U.S. Treasury Note	$—	$—	$—	$—	$—	$—
Corporate Bonds	—	—	—	—	—	—
U.S. Government agency obligations	(54)	3,559	(147)	10,014	(201)	13,573
Obligations issued by U.S. states and their political subdivisions	—	—	—	—	—	—
Mortgage-backed securities:
Residential one-to-four family	(7)	3,228	(1)	115	(8)	3,343
Multifamily	(2)	738	—	313	(2)	1,051
Total available-for-sale	$(63)	$7,525	$(148)	$10,442	$(211)	$17,967

There were no held to maturity securities in an unrecognized loss position for more than twelve months at March 31, 2021. There was one collateralized loan obligation held to maturity security with a fair value of $3.0 million, in an unrecognized loss position of $26 thousand at December 31, 2020.

On March 31, 2021, the four U.S. Government agency obligations, one U.S Treasury, one obligation issued by a U.S State and seventeen mortgage-backed securities held by the Company were in an unrealized loss position in the available-for-sale portfolio. These securities were all issued by U.S. Government-sponsored entities and agencies, which the government has affirmed its commitment to support. There were also seven investment grade corporate bonds in an unrealized loss position. The Company does not consider these securities to be other-than-temporarily impaired due to the decline in fair value being attributable to changes in interest rates and liquidity, not credit quality. The Company also does not intend to sell these securities, nor does it foresee being required to sell them before the anticipated recovery (maturity).

14.

Securities pledged at March 31, 2021 and December 31, 2020, had a carrying amount of $11.8 million and $12.7 million, respectively, and were pledged to secure public deposits, FHLB Advances, repurchase agreements and derivatives.

NOTE 3 – LOANS RECEIVABLE, NET

A summary of loans receivable, net at March 31, 2021 and December 31, 2020, is as follows:

	March 31, 2021	December 31, 2020
	(Dollars in thousands)
Residential one-to-four family	$568,938	$611,603
Multifamily	473,487	427,436
Non-residential	124,062	128,141
Construction and land	24,786	33,691
Junior liens	21,031	23,814
Commercial and Industrial (PPP)	80,298	54,053
Consumer and other	80	99
Total loans	1,292,682	1,278,837

Deferred fees, costs and discounts, net	5,027	5,236
Allowance for loan losses	(16,150)	(16,959)
	(11,123)	(11,723)
Loans receivable, net	$1,281,559	$1,267,114

The portfolio classes in the above table have unique risk characteristics with respect to credit quality:

•Payment on multifamily and non-residential mortgages is driven principally by operating results of the managed properties or underlying business and secondarily by the sale or refinance of such properties. Both primary and secondary sources of repayment, and value of the properties in liquidation, may be affected to a greater extent by adverse conditions in the real estate market or the economy in general.
•Properties underlying construction and land loans often do not generate sufficient cash flows to service debt and thus repayment is subject to ability of the borrower and, if applicable, guarantors, to complete development or construction of the property and carry the project, often for extended periods of time. As a result, the performance of these loans is contingent upon future events whose probability at the time of origination is uncertain.
•Commercial and Industrial Loans consist of Small Business Administration (SBA) Paycheck Protection Program (PPP) loans, and other loans that are originated or purchased. This program originated from the Coronavirus Aid Relief and Economic Security (CARES) Act. The SBA will forgive loans if all employee retention criteria are met, and the funds are used for eligible expenses.
•The ability of borrowers to service debt in the residential one-to-four family, junior liens and consumer loan portfolios is generally subject to personal income which may be impacted by general economic conditions, such as increased unemployment levels. These loans are predominately collateralized by first and second liens on single family properties. If a borrower cannot maintain the loan, the Company’s ability to recover against the collateral in sufficient amount and in a timely manner may be significantly influenced by market, legal and regulatory conditions.

15.

The following tables presents the activity in the Company’s allowance for loan losses by class of loans based on the most recent analysis performed for the three months ended March 31, 2021, the three months ended March 31, 2020, and twelve months ended December 31, 2020:

	Residential One-To-Four Family	Multifamily	Non-Residential	Construction and Land	Junior Liens	Commercial and Industrial (PPP)	Consumer and Other	Unallocated	Total
	(Dollars in thousands)
March 31, 2021
Allowance for loan losses
Beginning balance	$3,579	$5,460	$3,244	$3,655	$916	$2	$48	$55	$16,959
Charge-offs	—	—	—	—	—	—	(1)	—	(1)
Recoveries	—	—	—	—	—	—	—	—	—
(Recovery of) provision for loan losses	(237)	288	(99)	(727)	(103)	5	(3)	68	(808)
Total ending allowance balance	$3,342	$5,748	$3,145	$2,928	$813	$7	$44	$123	$16,150

March 31, 2020
Allowance for loan losses
Beginning balance	$3,446	$4,256	$2,548	$3,028	$1,002	$—	$56	$164	$14,500
Charge-offs	—	—	—	—	—	—	(1)	—	(1)
Recoveries	—	—	—	—	—	—	—	—	—
(Recovery of) provision for loan losses	135	450	114	804	58	—	—	(60)	1,501
Total ending allowance balance	$3,581	$4,706	$2,662	$3,832	$1,060	$—	$55	$104	$16,000

December 31, 2020
Allowance for loan losses
Beginning balance	$3,446	$4,256	$2,548	$3,028	$1,002	$—	$56	$164	$14,500
Charge-offs	(49)	—	—	—	—	—	(10)	—	(59)
Recoveries	—	—	—	—	—	—	—	—	—
(Recovery of) provision for loan losses	182	1,204	696	627	(86)	2	2	(109)	2,518
Total ending allowance balance	$3,579	$5,460	$3,244	$3,655	$916	$2	$48	$55	$16,959

16.

The following table represents the allocation of allowance for loan losses and the related recorded investment (including deferred fees and costs) in loans by loan portfolio segment disaggregated based on the impairment methodology at March 31, 2021 and December 31, 2020:

	Residential One-To-Four Family	Multifamily	Non-Residential	Construction and Land	Junior Liens	Commercial and Industrial (PPP)	Consumer and Other	Unallocated	Total
	(Dollars in thousands)
March 31, 2021
Allowance for loan losses:
Individually evaluated for impairment	$48	$—	$—	$—	$—	$—	$42	$—	$90
Collectively evaluated for impairment	3,294	5,748	3,145	2,928	813	7	2	123	16,060
Total	$3,342	$5,748	$3,145	$2,928	$813	$7	$44	$123	$16,150

Loans receivable:
Individually evaluated for impairment	$11,031	$1,062	$4,779	$—	$58	$—	$42	$—	$16,972
Collectively evaluated for impairment	562,227	473,847	119,330	24,726	21,061	79,508	38	—	1,280,737
Total	$573,258	$474,909	$124,109	$24,726	$21,119	$79,508	$80	$—	$1,297,709

17.

	Residential One-To-Four Family	Multifamily	Non-Residential	Construction and Land	Junior Liens	Commercial and Industrial (PPP)	Consumer and Other	Unallocated	Total
	(Dollars in thousands)
December 31, 2020
Allowance for loan losses:
Individually evaluated for impairment	$49	$26	$—	$—	$—	$—	$46	$—	$121
Collectively evaluated for impairment	3,530	5,434	3,244	3,655	916	2	2	55	16,838
Total	$3,579	$5,460	$3,244	$3,655	$916	$2	$48	$55	$16,959

Loans receivable:
Individually evaluated for impairment	$11,829	$1,721	$5,084	$—	$58	$—	$46	$—	$18,738
Collectively evaluated for impairment	604,419	427,374	123,133	33,630	23,860	52,867	52	—	1,265,335
Total	$616,248	$429,095	$128,217	$33,630	$23,918	$52,867	$98	$—	$1,284,073

18.

The following table presents information related to impaired loans by class of loans as of March 31, 2021 and December 31, 2020:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
	(Dollars in thousands)
March 31, 2021
With no related allowance recorded:
Residential one-to-four family	$9,372	$9,586	$—	$10,154	$4	$4
Multifamily	1,687	1,062	—	1,553	16	12
Non-residential	5,154	4,779	—	4,990	76	61
Construction and land	—	—	—	—	—	—
Commercial and Industrial (PPP)	—	—	—	—	—	—
Junior liens	57	58	—	58	1	1
	16,270	15,485	—	16,755	97	78
With an allowance recorded:
Residential one-to-four family	1,443	1,445	48	1,450	25	19
Multifamily	—		—	—	—	—
Non-residential	—	—	—	—	—	—
Construction and land	—	—	—	—	—	—
Commercial and Industrial (PPP)	—	—	—	—	—	—
Consumer and other	42	42	42	44	1	1
	1,485	1,487	90	1,494	26	20
Total	$17,755	$16,972	$90	$18,249	$123	$98

March 31, 2020
With no related allowance recorded:
Residential one-to-four family	1,085	1,119	—	1,109	9	8
Multifamily	$896	$904	$—	$912	$19	$14
Non-residential	5,294	5,265	—	5,423	101	81
Construction and land	—	—	—	—	—	—
Commercial and Industrial (PPP)	—	—	—	—	—	—
Junior liens	60	60	—	61	1	1
	7,335	7,348	—	7,505	130	104
With an allowance recorded:
Residential one-to-four family	1,480	1,479	52	1,484	19	13
Multifamily	354	353	29	353	4	2
Non-residential	—	—	—	—	—	—
Construction and land	—	—	—	—	—	—
Commercial and Industrial (PPP)	—	—	—	—	—	—
Consumer and other	51	51	51	51	1	—
	1,885	1,883	132	1,888	24	15
Total	$9,220	$9,231	$132	$9,393	$154	$119

19.

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
	(Dollars in thousands)
December 31, 2020
With no related allowance recorded:
Residential one-to-four family	$11,161	$10,375	$—	$4,143	$26	$25
Multifamily	1,360	1,371	—	1,051	40	38
Non-residential	5,678	5,084	—	5,413	243	225
Construction and land	—	—	—	—	—	—
Commercial and Industrial (PPP)	—	—	—	—	—	—
Junior liens	58	58	—	60	3	3
	18,257	16,888	—	10,667	312	291
With an allowance recorded:
Residential one-to-four family	1,455	1,454	49	1,472	72	66
Multifamily	351	350	26	353	15	14
Non-residential	—	—	—	—	—	—
Construction and land	—	—	—	—	—	—
Commercial and Industrial (PPP)	—	—	—	—	—	—
Consumer and other	46	46	46	49	2	2
	1,852	1,850	121	1,874	89	82
Total	$20,109	$18,738	$121	$12,541	$401	$373

The recorded investment in loans includes deferred fees, costs and discounts. For purposes of this disclosure, the unpaid principal balance is not reduced for partial charge-offs.

The total recorded investment of loans whose terms have been modified in troubled debt restructurings was $6.1 million and $6.3 million as of March 31, 2021 and December 31, 2020, respectively. The Company has allocated $90 thousand and $95 thousand, respectively, of specific reserves to troubled debt restructured loans as of March 31, 2021 and December 31, 2020. The modification of the terms of troubled debt restructured includes one or a combination of the following: a reduction of the stated interest rate of the loan or an extension of the maturity date. The Company is not committed to lend any additional amounts to customers with outstanding loans that are classified as troubled debt restructurings as of March 31, 2021. There were no loans modified as troubled debt restructured during the periods ended March 31, 2021 and March 31, 2020.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the periods ended March 31, 2021 and March 31, 2020.

The Company did not record any troubled debt restructurings during the three months ended March 31, 2021 and 2020. Additionally, no troubled debt restructurings modified within the previous year defaulted during the three months ended March 31, 2021 and 2020.

20.

The following table presents the recorded investment in non-accrual and loans past due over 90 days still on accrual as of March 31, 2021 and December 31, 2020:

	Nonaccrual		Loans Past Due Over 90 days and Still Accruing
	3/31/2021	12/31/2020	2021	2020
	(Dollars in thousands)
Residential one-to-four family	$11,377	$11,813	$—	$—
Multifamily	152	156	—	—
Non-residential	775	805	—	—
Construction and land	—	—	—	—
Commercial and Industrial (PPP)	—	—	—	—
Junior liens	81	82	—	—
Total	$12,385	$12,856	$—	$—

21.

The following table presents the recorded investment in past due and current loans by loan portfolio class as of March 31, 2021 and December 31, 2020:

	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans Receivable
	(Dollars in thousands)
March 31, 2021
Residential one-to-four family	$219	$8,946	$9,165	$564,093	$573,258
Multifamily	152	—	152	474,757	474,909
Non-residential	—	570	570	123,539	124,109
Construction and land	—	—	—	24,726	24,726
Junior liens	59	81	140	20,979	21,119
Commercial and Industrial (PPP)	—	—	—	79,508	79,508
Consumer and other	—	—	—	80	80
Total	$430	$9,597	$10,027	$1,287,682	$1,297,709

December 31, 2020
Residential one-to-four family	$3,151	$10,075	$13,226	$603,022	$616,248
Multifamily	—	156	156	428,939	429,095
Non-residential	—	805	805	127,412	128,217
Construction and land	3,000	—	3,000	30,630	33,630
Junior liens	—	—	—	23,918	23,918
Commercial and Industrial (PPP)	—	—	—	52,867	52,867
Consumer and other	—	—	—	98	98
Total	$6,151	$11,036	$17,187	$1,266,886	$1,284,073

22.

The Company categorizes loans into risk categories based on relevant information about the quality and realizable value of collateral, if any, and the ability of borrowers to service their debts such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis is performed whenever a credit is extended, renewed, or modified, or when an observable event occurs indicating a potential decline in credit quality, and no less than annually for large balance loans. The Company used the following definitions for risk ratings for loans classified other than Pass:

Special Mention – Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or the Company’s credit position at some future date.

Substandard – Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor, or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the repayment and liquidation of the debt. They are characterized by distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

Doubtful – Loans classified as doubtful have all the weaknesses inherent in those classified as Substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions, and values, highly questionable and improbable.

Loss – Assets classified as loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted.  This classification does not mean that the asset has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be effected in the future.

23.

The following table presents the risk category of loans by class of loans based on the most recent analysis performed as of March 31, 2021 and December 31, 2020:

	Pass	Special Mention	Substandard	Doubtful / Loss	Total
	(Dollars in thousands)
March 31, 2021
Residential one-to-four family	$561,435	$—	$11,823	$—	$573,258
Multifamily	463,546	10,301	1,062	—	474,909
Non-residential	123,022	152	935	—	124,109
Construction and land	24,726	—	—	—	24,726
Junior liens	20,981	—	138	—	21,119
Commercial and Industrial (PPP)	79,508	—	—	—	79,508
Consumer and other	80	—	—	—	80
Total	$1,273,298	$10,453	$13,958	$—	$1,297,709

December 31, 2020
Residential one-to-four family	$604,167	$—	$12,081	$—	$616,248
Multifamily	411,369	16,648	1,078	—	429,095
Non-residential	127,089	154	974	—	128,217
Construction and land	33,630	—	—	—	33,630
Junior liens	23,837	—	81	—	23,918
Commercial and Industrial (PPP)	52,867	—	—	—	52,867
Consumer and other	98	—	—	—	98
Total	$1,253,057	$16,802	$14,214	$—	$1,284,073

24.

NOTE 4 – LEASES

Leases and Lease Obligations:

The Company leases certain office space and equipment under operating leases. These leases have original terms ranging from 1 year to 40 years. Operating lease liabilities and right of use (ROU) assets are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term. Operating lease liabilities are recorded within other liabilities and ROU assets are recorded within other assets in the Company’s consolidated balance sheets.

As of March 31, 2021, the Company had the following related to operating leases:

As of
March 31, 2021
(Dollars in thousands)
Right-of-use assets	$24,079
Lease liabilities	$25,052

The following table is a summary of the Company’s components of net lease cost for the three months ended March 31, 2021:

Three months ended
March 31, 2021
(Dollars in thousands)
Operating lease cost	$419
Finance lease cost	6
Variable lease cost	27
Total lease cost	$452

As of March 31, 2021, the weighted average remaining lease term for operating leases was 13.2 years and the weighted average discount rate used in the measurement of lease liabilities was 1.99%. For the three months ended March 31, 2021 and March 31, 2020, operating lease expense totaled $748 thousand and $371 thousand, respectively, and cash payments for lease liabilities totaled $445 thousand and $371 thousand, respectively.

Future undiscounted lease payments for operating leases with initial terms of one year or more as of March 31, 2021 are as follows:

(Dollars in thousands)
2022	$2,590
2023	2,539
2024	2,287
2025	2,162
2026	1,850
Thereafter	17,400
Total undiscounted lease payments	28,828
Less: imputed interest	(3,776)
Total	$25,052

25.

NOTE 5 – DEPOSITS

Deposits at March 31, 2021 and December 31, 2020, are summarized as follows:

	March 31, 2021	December 31, 2020
	(Dollars in thousands)
NOW and demand accounts	$397,922	$362,169
Savings and money market deposit accounts	303,478	276,584
Time deposits	684,429	717,431
	$1,385,829	$1,356,184

Time deposits mature as follows for the years ending December 31:

(In thousands)
Remainder of 2021	471,314
2022	125,813
2023	61,268
2024	15,519
2025	7,171
2026	3,344
$684,429

NOTE 6 – DERIVATIVES

The Company utilizes interest rate swap agreements as part of its asset liability management strategy to increase net interest income and to help manage its interest rate risk position. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements.

Interest Rate Swaps Designated as Cash Flow Hedges: Interest rate swaps with notional amounts totaling $109,000,000 at March 31, 2021 and December 31, 2020, were designated as cash flow hedges of certain Federal Home Loan Bank advances and were determined to be fully effective during all periods presented. The Company expects the hedges to remain fully effective during the remaining terms of the swaps. The fair value of derivative instruments are presented in other assets and other liabilities.

Summary information about the interest-rate swaps designated as cash flow hedges as of period-end is as follows:

	2021	2020
	(Dollars in thousands)
Notional amounts	$109,000	$109,000
Weighted average pay rates	1.4577%	1.4577%
Weighted average receive rates	0.1950%	0.2303%
Weighted average maturity	6 years	6 years
Unrealized losses	$(935)	$(5,545)

Interest income recorded on these swap transactions totaled $(338) thousand, and expense of $1 thousand during the three months ended March 31, 2021 and 2020, respectively, and is reported as a component of interest expense on

26.

FHLB Advances. At March 31, 2021, the Company expected $(1.1) million of the unrealized loss to be reclassified as a reduction of interest expense during 2021.

Cash Flow Hedge

The effect of cash flow hedge accounting on accumulated other comprehensive income for the three months ended March 31, 2021 and March 31, 2020 are as follows:

		March 31, 2021
	Amount of Gain (Loss) Recognized in OCI (Net of Tax) on Derivative	Location of Gain (Loss) Reclassified from OCI into Income/(Expense)	Amount of Gain (Loss) Reclassified from OCI to Income/(Expense)
	(Dollars in thousands)
Interest rate contracts	$(672)	Interest Expense	$(338)

		March 31,2020
	Amount of Gain (Loss) Recognized in OCI (Net of Tax) on Derivative	Location of Gain (Loss) Reclassified from OCI into Income/(Expense)	Amount of Gain (Loss) Reclassified from OCI to Income/(Expense)
	(Dollars in thousands)
Interest rate contracts	$(4,392)	Interest Expense	$1

NOTE 7 – RETIREMENT PLANS

The Company participates in the Pentegra Defined Benefit Plan for Financial Institutions (the “Pentegra DB Plan”), a tax-qualified defined benefit pension plan. There is no separate valuation of multi-employer plan benefits nor segregation of plan assets specifically for the Company because the Plan is a multi-employer plan. The Pentegra DB Plan operates as a multi-employer plan for accounting purposes and as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. There are no collective bargaining agreements in place that require contributions to the Pentegra DB Plan. Benefits are based on years of service and compensation prior to retirement. Annually, Pentegra determines the contributions required to be made by each participating Company, and these contributions are expensed during the year they relate to. The benefits are based on years of service and employee’s compensation. Effective January 1, 2020 this plan was frozen to all current plan participants, eliminating all future benefit accruals. Employees affected by the Defined Benefit Plan amendments noted above will be automatically enrolled into the profit-sharing plan.

The Pentegra DB Plan is a single plan under Internal Revenue Code Section 413(c) and, as a result, all of the assets stand behind all of the liabilities. Accordingly, under the Pentegra DB Plan contributions made by a participating employer may be used to provide benefits to participants of other participating employers.

The Company has a savings plan under Section 401(k) of the Internal Revenue Code, which covers substantially all employees upon employment who have attained the age of 18. Under the plan, employee contributions are partially matched by the Company at its sole discretion.

The Company provides certain health insurance benefits for retired employees and directors meeting plan eligibility requirements. Effective January 1, 2019 the employee postretirement health benefit plan was curtailed, leaving only 10 retired participants and beneficiaries remaining in the plan. Active participants who met certain requirements received payments in lieu of future benefits. The plans are unfunded as of March 31, 2021 and 2020, and the obligation is included in other liabilities as an accrued postretirement benefit cost.

27.

The Company maintains an Executive Supplemental Income Retirement Plan “SERP” for certain employees and a Director Retirement Plan “DRP”. As the SERP and DRP plans are unfunded, there are no plan assets associated with these plans.

The components of net periodic benefit cost and other amounts recognized in other comprehensive income were as follows for the three months ended March 31, 2021 and 2020:

The components of net periodic benefit cost and other amounts recognized in other comprehensive income were as follows for the years ended March 31, 2021 and 2020:

	SERP and DRP		Post Retirement
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
	(In thousands)		(In thousands)
Service cost	$38	$20	$—	$—
Interest cost	19	32	10	16
Prior Service Cost	17	17
Amortization:
Net loss (gain)	35	27	(1)	—
Net periodic benefit cost	$109	$96	$9	$16

The components of net periodic benefit cost other than the service cost component are included in the line item “other noninterest expense” in the Statement of Operations.

NOTE 8 – FAIR VALUE OF ASSETS AND LIABILITIES

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair values:

Level 1 – Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2 – Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 – Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The Company used the following methods and significant assumptions to estimate fair value:

Securities: For securities available-for-sale and equity securities, fair value was estimated using a market approach. The majority of the Company’s securities are fixed income instruments that are not quoted on an exchange, but are traded in active markets. Prices for these instruments are obtained through third party data service providers or dealer market participants with which the Company has historically transacted both purchases and sales of securities. Prices obtained from these sources include market quotations and matrix pricing. Matrix pricing, a Level 2 input as defined by ASC 820, is a mathematical technique used principally to value certain securities to benchmark or comparable securities. The Company evaluates the quality of Level 2 matrix pricing through comparison to similar assets with greater liquidity and evaluation of projected cash flows. The Company also holds equity securities and debt instruments issued by the U.S. government and U.S. government sponsored agencies that are traded in active markets with readily accessible quoted market prices that are considered Level 1 inputs.

28.

Derivatives: The fair values of derivatives are based on valuation models using observable market data as of the measurement date (Level 2). The Company’s derivatives are traded in an over-the-counter market where quoted market prices are not always available. Therefore, the fair values of derivatives are determined using quantitative models that utilize multiple market inputs. The inputs will vary based on the type of derivative, but could include interest rates, prices and indices to generate continuous yield or pricing curves, prepayment rates, and volatility factors to value the position. The majority of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services.

Impaired Loans: : The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

Assets Held for Sale: Nonrecurring adjustments to certain non-residential properties classified as assets held for sale are measured at fair value, less costs to sell. Fair values are based on contracts / letters of intent.

REO: Nonrecurring adjustments to certain non-residential, construction and land, and residential one-to-four family real estate properties classified as REO are measured at fair value, less costs to sell. Fair values are based on recent real estate appraisals. These appraisals may use a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

29.

The following table summarizes the fair value of assets and liabilities as of March 31, 2021:

	Fair Value Measurements at March 31, 2021, Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Measured on a recurring basis:
Financial assets
Securities available for sale:
U.S. Treasury Note	$6,608	$6,608	$—	$—
Domestic Corporate Bonds	66,448	—	66,448	—
U.S. Government agency obligations	22,859	12,098	10,760	—
Obligations issued by U.S. states and their political subdivisions	22,456	—	22,456	—
Mortgage-backed securities:
Residential one-to-four family	108,629	—	108,629	—
Multifamily	47,462	—	47,462	—
	$274,462	$18,706	$255,755	$—

Financial Liabilities
Derivatives	$(935)	$—	$(935)	$—

Measured on a nonrecurring basis:
Nonfinancial assets
Assets held for sale	$5,156	$—	$5,156	$—
Real estate owned	624	—	624	—

30.

The following table summarizes the fair value of assets and liabilities as of December 31, 2020:

	Fair Value Measurements at December 31, 2020, Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Measured on a recurring basis:
Financial assets
Securities available for sale
U.S. Treasury Note	$10,000	$10,000	$—	$—
Domestic Corporate Bonds	59,341	—	$59,341	—
U.S. Government agency obligations	19,675	12,417	7,258	—
Obligations issued by U.S. states and their political subdivisions	24,795	—	24,795	—
Mortgage-backed securities:
Residential one-to-four family	72,716	—	72,716	—
Multifamily	58,060	—	58,060	—
	$244,587	$22,417	$222,170	$—

Financial Liabilities
Derivatives	$(5,545)	$—	$(5,545)	$—

Measured on a nonrecurring basis:
Nonfinancial assets
Assets held for sale	$5,295	$—	$5,295	$—
Real estate owned	624	—	624	—

In March 2020, certain premises and real estate owned were re-designated to held for sale, which resulted in a write-down from book value to fair value. The impairment recorded on the premises was $12.8 million which resulted in a remaining book value on those assets of $5.3 million that reclassed from premises to assets held for sale. The impairment recorded on the real estate owned was $1.4 million, which resulted in a remaining book value on those assets of $624 thousand.

31.

As of March 31, 2021 the fair value measurements presented are consistent with Topic 820, Fair Value Measurement, in which fair value represents exit price. The carrying amounts and fair value of financial instruments not carried at fair value, at March 31, 2021 and December 31, 2020 are as follows:

	Fair Value Measurements at March 31, 2021, Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Book Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Financial assets
Cash and due from banks	$292,134	$292,134	$—	$—
Securities held-to-maturity	7,003	—	7,004	—
Loans, net	1,281,559			1,286,794

Financial liabilities
Deposits other than time deposits	701,372	701,372
Time Deposits	684,429	—	687,241	—
Federal Home Loan advances	324,400		322,234

	Fair Value Measurements at December 31, 2020, Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Book Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Measured on a recurring basis:
Financial assets
Cash and due from banks	$316,445	$316,445	—	$—
Securities held-to-maturity	7,005	—	6,978	—
Loans, net	1,267,114	—	—	1,290,740

Financial liabilities
Deposits other than time deposits	638,753	638,753	—	—
Time Deposits	717,431	—	725,110	—
Federal Home Loan advances	329,400		336,377	—

32.

NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income represents the net unrealized holding gains on securities available-for-sale, derivatives and the funded status of the Company’s benefit plans, as of the consolidated balance sheet dates, net of the related tax effect.

The following is a summary of the changes in accumulated other comprehensive income by component, net of tax, for the periods indicated:

	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-sale Securities	Defined Benefit Pension Items	Total
	(In thousands)
Balance at December 31, 2020	$(3,986)	$4,208	$(1,253)	$(1,031)
Other comprehensive income (loss) before reclassification	3,071	(2,754)	—	317
Amounts reclassified from accumulated other comprehensive income	243	—	37	280
Net current period other comprehensive (loss) gain	3,314	(2,754)	37	597

Balance at March 31, 2021	$(672)	$1,454	$(1,216)	$(434)

	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-sale Securities	Defined Benefit Pension Items	Total
	(In thousands)
Balance at December 31, 2019	$(360)	$916	$(1,073)	$(517)
Other comprehensive income (loss) before reclassification	(4,031)	1,070	—	(2,961)
Amounts reclassified from accumulated other comprehensive income	(1)	—	31	30
Net current period other comprehensive (loss) gain	(4,032)	1,070	31	(2,931)

Balance at March 31, 2020	$(4,392)	$1,986	$(1,042)	$(3,448)

33.

The following is significant amounts reclassified out of each component of accumulated other comprehensive income (loss):

Details about Accumulated Other Comprehensive Income Components	For the three months ended March 31,		Affected Line Item in the Statement Where Net Income is Presented
	2021	2020
	(In thousands)
Gains and (losses) on cash flow hedges:
Interest rate contracts	(338)	1	Interest income (expense)

Amortization of benefit plan items:
Net actuarial loss	(52)	(44)	Compensation and employee benefits
Total tax effect	110	13	Income tax expense
Total reclassification for the period, net of tax	$(280)	$(30)

NOTE 10 – REVENUE FROM CONTRACTS WITH CUSTOMERS AND OTHER INCOME

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income in the Statement of Operations. The following table presents the Company’s sources of revenue from contracts with customers for the three months ended March 31, 2021 and 2020, respectively.

	March 31, 2021	March 31, 2020
	(In thousands)
Noninterest income
Service charges on deposits	192	170
Interchange income	7	6
Total Revenue from Contracts with Customers	$199	$176

Service Charges on Deposit Accounts: The Company earns fees from its deposit customers for transaction-based, account maintenance, and overdraft services. Transaction based fees, which include services such as ATM use fees, stop payment charges, statement rendering, and ACH fees, are recognized at the time the transaction is executed as that is the point in the time the Company fulfills the customer’s request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposits are withdrawn from the customer’s account balance.

Interchange Income: The Company earns interchange fees from debit/credit cardholder transactions conducted through a payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder.

NOTE 11 - SUBSEQUENT EVENTS

As defined in FASB ASC 855, “Subsequent Events”, subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued or available to be issued. Financial statements are

34.

considered issued when they are widely distributed to stockholders and other financial statement users for general use and reliance in a form and format that complies with U.S. GAAP.

Plan of conversion

The boards of directors of Blue Foundry, MHC and Blue Foundry Bancorp–NJ have adopted the plan of conversion. Pursuant to the plan of conversion, our organization will convert from the mutual holding company form of organization to the fully stock form of organization. Blue Foundry, MHC will be merged into Blue Foundry Bancorp–NJ, and Blue Foundry, MHC will no longer exist. Blue Foundry Bancorp–NJ, which owns 100% of Blue Foundry Bank, will be merged into a new Delaware corporation named Blue Foundry Bancorp. When the conversion is completed, all of the outstanding common stock of Blue Foundry Bank will be owned by Blue Foundry Bancorp, and all of the outstanding common stock of Blue Foundry Bancorp will be owned by public shareholders.

35.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section is intended to assist in the understanding of the financial performance of the Company and its subsidiaries through a discussion of our financial condition as of March 31, 2021, and our results of operations for the three-month period ended March 31, 2021 and 2020. This section should be read in conjunction with the unaudited interim condensed consolidated financial statements and notes thereto of the Company appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q and the Company’s prospectus, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) on May 21, 2021.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q that are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements, which are based on certain current assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of the words “may,” “will,” “should,” “could,” “would,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target” and similar expressions.

Forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements: conditions related to the recent global coronavirus outbreak that has and will continue to pose risks and could harm our business and results of operations; general economic conditions, either nationally or in our market areas, that are worse than expected; changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; our ability to access cost-effective funding; fluctuations in real estate values and both residential and commercial real estate market conditions; demand for loans and deposits in our market area; our ability to implement and change our business strategies; competition among depository and other financial institutions; inflation and changes in the interest rate environment that reduce our margins and yields, the fair value of financial instruments or our level of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make; adverse changes in the securities or secondary mortgage markets; changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, capital requirements and insurance premiums; changes in monetary or fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; changes in the quality or composition of our loan or investment portfolios; technological changes that may be more difficult or expensive than expected; a failure or breach of our operational or security systems or infrastructure, including cyber-attacks; the inability of third party providers to perform as expected; our ability to manage market risk, credit risk and operational risk in the current economic environment; our ability to enter new markets successfully and capitalize on growth opportunities; our ability to successfully integrate into our operations any assets, liabilities, customers, systems and management personnel we may acquire and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related there to; changes in consumer spending, borrowing and savings habits; changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board; our ability to retain key employees; our compensation expense associated with equity allocated or awarded to our employees; the ability of the U.S. Government to manage federal debt limits; and changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. Except as required by applicable law or regulation, we do not undertake, and we specifically disclaim any obligation, to release publicly the results of any revisions that may be

36.

made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results could differ from these estimates. Our significant accounting policies are discussed in detail in the Company’s prospectus, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) on May 21, 2021. There have been no material changes to our critical accounting policies as compared to the critical accounting policies described in the Company’s prospectus.

Executive Summary

COVID-19 Pandemic
During the past year, economies throughout the world have been severely disrupted by the effects of the quarantines, business closures, and the reluctance of individuals to leave their homes as a result of the outbreak of the novel coronavirus (COVID-19). Our primary market area of New Jersey became part of several epicenters of the COVID-19 pandemic. The full impact of COVID-19 is unknown and evolving. The outbreak and any preventative or protective actions that the Company or its customers have taken or may take in respect of this virus may result in extended periods of disruption to the Company, its customers, service providers, and third parties. The Bank evaluated the potential range of impacts from COVID-19 on its significant estimates as of March 31, 2021. These impacts were reflected in the allowance for loan losses through qualitative and quantitative factors. In addition, the Bank capital ratios were in excess of all regulatory requirements. The extent to which COVID-19 impacts the Company’s results will depend on future developments, which are highly uncertain and cannot be predicted. Banking and financial services have been designated essential businesses; therefore, the Bank’s operations are continuing, subject to certain modifications to business practices imposed to safeguard the health and wellness of the Bank’s customers and employees, and to comply with applicable government directives.

While we continue to support our customers through granting payment deferrals for those who have experienced pandemic related hardships, we are working diligently toward returning customers to a current payment status.

For more information on how the risks related to COVID-19 are considered for their potential impact on our business and its financial performance, see the additional risk factor included in Part II, Item 1A of this Quarterly Report on Form 10-Q.

First Quarter of 2021 Results Summary

During the first quarter of 2021, we continued to invest in our core business as general economic conditions continued to improve.

–We reported a net loss of $0.7 million for the three months ended March 31, 2021 as compared to a net loss of $11.3 million for the three months ended March 31, 2020. This change was driven by a decrease in noninterest expenses, in particular the reclassification of certain properties into held for sale in the first quarter of 2020.
–Net interest margin decreased 19 basis points for the three months ended March 31, 2021 compared to the corresponding prior year period.

37.

–Total loans increased $13.8 million, or 1%, to $1.30 billion at March 31, 2021 from $1.28 billion at December 31, 2020.
–Total non-interest expenses were $12.4 million for the three months ended March 31, 2021, compared to $23.8 million for the corresponding prior year period, representing a decrease of 48%. Included in non-interest expense for the three months ended March 31, 2021 is $6.0 million for compensation and employee benefits expense, $2.0 million for occupancy and equipment, $1.8 million for data processing, and $1.4 million for professional services. This represents an increase in compensation and employee benefits of $0.4 million, occupancy and equipment of $0.5 million, data processing of $0.8 million and a decrease of $0.7 million in professional services, respectively, compared to the three months ended March 31, 2020.
–The provision for credit losses was a $0.8 million release for the three months ended March 31, 2021 compared to a $1.5 million provision for the corresponding prior year period.
–Non-maturity deposits continued to rise, representing 51% of total deposits and approximately $701.4 million as of March 31, 2021, compared to 39% and approximately $504.4 million as of March 31, 2020.
–The cost of interest-bearing deposits decreased 63 basis points to 0.86% for the three months ended March 31, 2021 compared to the corresponding prior year period.
–Non-accrual loans totaled $12.4 million of 0.96% of total loans as of March 31, 2021 as compared to $12.9 million or 1.01% of total loans at December 31, 2020.

Comparison of Operating Results for the Three Months Ended March 31, 2021 and 2020

General. Net income increased $10.6 million, to a net loss of $0.7 million for the three months ended March 31, 2021, compared to net loss of $11.3 million for the three months ended March 31, 2020. The increase was due primarily to a $12.8 million valuation allowance as certain Bank property was reclassified to held for sale coupled with a write down of $1.4 million of REO in the three months ended March 31, 2020 with no comparable events in the three months ended March 31, 2021. Additionally, there was a release in the provision for loan losses of $2.3 million, from $1.5 million for the three months ended March 31, 2020 to a recovery of $0.8 million for the three months ended March 31, 2021.

Interest Income. Interest income decreased $2.5 million, or 15.2%, to $13.9 million for the three months ended March 31, 2021 from $16.4 million for the three months ended March 31, 2020. The decrease was due to a decrease of $2.0 million, or 13.7%, in interest income from loans as the average balance of loans decreased $129.8 million to $1.29 billion and the average yield on loans decreased 21 basis points to 3.85% for the three months ended March 31, 2021 from 4.06% for the three months ended March 31, 2020. These were partially offset by increases in the average balances of mortgage-backed securities, investment securities, and other interest-earning assets of $23.9 million, $3.6 million and $156.3 million, respectively.

Interest Expense. Interest expense decreased $1.9 million, or 30.6%, to $4.3 million for the three months ended March 31, 2021 compared to $6.3 million for the three months ended March 31, 2020, due to a decrease of $1.8 million in interest expense on deposits, coupled with a decrease of $0.1 million in interest expense on borrowings. Average interest-bearing deposit balances rose to $1.33 billion at a weighted average interest rate of 0.86% during the three months ended March 31, 2021 compared to $1.26 billion at 1.49% during the three months ended March 31, 2020.

Net Interest Income. Net interest income decreased $0.6 million, or 5.7%, to $9.6 million for the three months ended March 31, 2021 from $10.2 million for the three months ended March 31, 2020, as a result of a decrease in interest expense and a decrease in interest income.

Provision for Loan Losses. Provisions for loan losses are charged to operations to establish an allowance for loan losses at a level necessary to absorb probable and incurred losses inherent in our loan portfolio that are both probable and reasonably estimable at the date of the consolidated financial statements. In evaluating the level of the allowance for loan losses, management analyzes several qualitative loan portfolio risk factors including, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of

38.

specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses.

After an evaluation of these factors, the Company recorded a recovery of provision for loan losses of $0.8 million for the three months ended March 31, 2021 compared to a provision of $1.5 million for the three months ended March 31, 2020. The release during the three months ended March 31, 2021 was driven by declining balances in portfolio segments with respectively higher applied loss rates, and declining non-performing assets from December 31, 2020.

As the pandemic emerged in March of 2020, the Company increased its allowance for loan losses by $1.5 million to $16.0 million as of March 31, 2020. As the economic effects of the pandemic continued to unfold, the Company increased its allowance by another $1.25 million as of June 30, 2020 to $17.25 million, where it remained through September 30, 2020 despite loan balances declining due to increased loan payoffs driven by record-low interest rates. Subsequently, credit quality continued to stabilize, and by December 31, 2020, the Company had reduced its provision slightly, to $16.96 million. The first quarter of 2021 saw continued strengthening of credit quality, as seen in the declining delinquency rates and balances of non-performing loans. Total non-performing loans increased from $3.9 million at March 31, 2020 to $12.9 million at December 31, 2020, and subsequently decreased $0.5 million to $12.4 million at March 31, 2021.

Our allowance for loan losses and letters of credit and commitments was $17.2 million at March 31, 2021 compared to $16.0 million at March 31, 2020, of which $1.1 million and $0, respectively, related to the allowance for letters of credit and commitments. The allowance for loan losses to total loans was 1.25% (0.1% higher excluding PPP loans) at March 31, 2021 compared to 1.13% at March 31, 2020, while the allowance for loan losses to non-performing loans was 130.40% at March 31, 2021 compared to 408.87% at March 31, 2020. The Company had charge-offs of $1 thousand during the three months ended March 31, 2021 compared to $1 thousand of charge-offs during the three months ended March 31, 2020.

Non-interest Income. Non-interest income increased $1.6 million, or 173.8%, to $0.7 million for the three months ended March 31, 2021 from non-interest loss of $0.9 million for the three months ended March 31, 2020. The primary drivers of this increase were the valuation allowance taken on the real estate owned component of the headquarters complex in 2020, which amounted to $1.4 million, coupled with an increase in fees and service charges of $223 thousand in 2021.

Non-interest Expense. Non-interest expense decreased $11.4 million, or 48.0%, to $12.4 million for the three months ended March 31, 2021 from $23.8 million for the three months ended March 31, 2020. The primary driver of this decrease was related to a $12.8 million loss on assets held for sale recognized in the three months ended March 31, 2020, with no comparable expense in the three months ended March 31, 2021. Contributing to the decrease was a reduction in professional services expense of $0.7 million, or 33.9%, to $1.4 million for the three months ended March 31, 2021, from $2.1 million for the three months ended March 31, 2020. Partially offsetting this decrease compared to the prior period were increases in compensation and benefits, occupancy and equipment, and data processing of $0.4 million, $0.6 million, and $0.8 million, respectively.

Income Tax Expense. The Company recognized an income tax benefit of $0.6 million for the three months ended March 31, 2021 compared to an income tax benefit of $4.7 million for the three months ended March 31, 2020, resulting in respective effective rates of (43.4)% and (29.3)%.

Average Balances and Yields

The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities,

39.

respectively, for the periods presented. Average balances have been calculated using daily balances. Non-accrual loans are included in average balances only. Loan fees are included in interest income on loans and are not material.

	For the Three Months Ended
	March 31, 2021			March 31, 2020
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollar in thousands)
Assets:
Loans	$1,291,143	12,262	3.85%	$1,420,916	14,215	4.06%
MBS	138,060	678	1.99%	114,190	726	2.58%
Investment securities	122,698	727	2.40%	119,090	769	2.62%
FHLB stock	16,465	210	5.17%	16,393	230	5.69%
Cash/Other	300,100	65	0.09%	143,840	497	1.40%
Total Interest-Bearing Assets	1,868,466	13,942	3.03%	1,814,429	16,437	3.67%
Non-interest Earning assets	76,517			73,902
Total assets	$1,944,983			$1,888,331
Liabilities and Stockholders' Equity:
NOW and demand accounts	334,283	155	0.19%	231,441	181	0.32%
Savings and money market accounts	288,909	150	0.21%	220,677	162	0.30%
Time deposit	703,160	2,513	1.45%	800,546	4,259	2.16%
Interest-bearing deposits	1,326,352	2,818	0.86%	1,252,664	4,602	1.49%
FHLB Advances	324,789	1,525	1.90%	324,066	1,659	2.08%
Total interest-bearing liabilities	1,651,141	4,343	1.07%	1,576,730	6,261	1.61%
Non-interest bearing deposits	40,575			50,551
Non-interest bearing other	47,621			24,587
Total Liabilities	1,739,337			1,651,868
Total equity	205,646			236,463
Total liabilities and equity	$1,944,983			$1,888,331
Net interest income		9,599			10,176
Net interest rate spread (1)			1.96%			2.06%
Net interest margin (2)			2.08%			2.27%

(1) Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(2) Net interest margin represents net interest income divided by average interest-earning assets.

Comparison of Financial Condition at March 31, 2021 and December 31, 2020

Total Assets. Total assets increased $21.0 million, or 1.08%, to $1.96 billion at March 31, 2021 from $1.94 billion at December 31, 2020. The increase was due primarily to an increase in Loans Receivable of $14.4 million coupled with an increase in Securities Available for Sale of $29.9 million, partially offset by a decrease in Cash and Cash Equivalents of $24.3 million. Total liabilities increased $21.2 million, or 1.22%, from $1.74 billion at December 31, 2020 to $1.76 billion at March 31, 2021. The increase was primarily due to an increase in Deposits of $29.6 million partially offset by a decrease in Advances from the FHLB of $5 million. Deposit growth benefited from new customer offerings, including business accounts utilized by borrowers under the Paycheck Protection Program (“PPP”), and borrowings focused on extending duration during the lower rate environment. The Company expects our balance sheet to decrease in size as customers withdraw the cash proceeds from PPP loans, and as PPP loans are forgiven.

Cash and cash equivalents. Cash and cash equivalents decreased $24.3 million to $292.1 million at March 31, 2021 from $316.4 million at December 31, 2020. The decrease was primarily due to cash being used to fund investment purchases.

40.

Gross Loans. Gross loans held for investment increased $13.8 million, or 1.07%, to $1.30 billion at March 31, 2021 from $1.28 billion at December 31, 2020. The most significant drivers were: increases in two loan segments, Multifamily and Commercial Unsecured (PPP). For the three months ended March 31, 2021 there were $69.0 million in originations of Multifamily loans partially offset by $23.0 million of payoffs and amortization, and $32.3 million of originations in Commercial Unsecured (PPP loans) partially offset by $6.0 million in payoffs and amortization. Offsetting these increases were net decreases in One-to-Four Family and Construction loans. The decrease in One-to-Four Family loans was primarily driven by $48.9 million in payoffs and amortization partially offset by $6.2 million in originations. The decrease in Construction loans was primarily driven by $12.2 million in payoffs and amortization partially offset by $3.3 million in originations.

The following table presents gross loans at March 31, 2021 and December 31, 2020 allocated by loan category at the dates indicated.

	March 31, 2021	December 31, 2020
	(In thousands)
Residential one-to-four family	$568,938	$611,603
Multifamily	473,487	427,436
Non-residential	124,062	128,141
Construction and land	24,786	33,691
Junior liens	21,031	23,814
Commercial and Industrial (Including PPP)	80,298	54,053
Consumer and other	80	99
Total loans	1,292,682	1,278,837

Deferred fees, costs and discounts, net	5,027	5,236
Allowance for loan losses	(16,150)	(16,959)
	(11,123)	(11,723)
Loans receivable, net	$1,281,559	$1,267,114

The table below presents the balance of non-performing assets on the dates indicated:

	March 31, 2021	December 31, 2020
	(In thousands)
Residential one-to-four family	$11,377	$11,813
Multifamily	152	156
Non-residential	775	805
Junior liens	81	82
Total non-performing loans	12,385	12,856
Other real estate owned	624	624
Total non-performing assets	$13,009	$13,480

Securities Available-For-Sale. Securities available-for-sale increased $29.9 million, or 12.21%, to $274.5 million at March 31, 2021 from $244.6 million at December 31, 2020. During the three months ended March 31, 2021, additional high quality liquid assets, primarily corporate bonds and residential mortgage-backed securities, were purchased as interest rates rose. No securities were sold or liquidated during the three months ended March 31, 2021.

41.

Total Deposits. Total deposits increased $29.6 million, or 2.18%, to $1.39 billion at March 31, 2021 from $1.36 billion at December 31, 2020. The increase included checking and savings account increases of $62.7 million, or 9.8%, to $701.4 million at March 31, 2021 from $638.7 million at December 31, 2020. This was offset by time deposit decreases of $33.0 million, or 4.6%, to $684.4 million at March 31, 2021 from $717.4 million at December 31, 2020. These changes resulted in the ratio of time deposits to total deposits decreasing from 52.9% at December 31, 2020 to 49.4% at March 31, 2021, and a blended deposit cost of funds decline to 0.86% at March 31, 2021 from 0.92% at December 31, 2020.

The following table presents the totals of deposit accounts by account type, at the dates shown below:

	March 31, 2021	December 31, 2020
	(In thousands)
NOW and demand accounts	$397,922	$362,169
Savings and money market deposit accounts	303,478	276,584
Time deposits	684,429	717,431
Total Deposits	$1,385,829	$1,356,184

Borrowings. The Company had $324.4 million of borrowings at March 31, 2021, compared to $329.4 million of borrowings at December 31, 2020. Our borrowings consisted solely of Federal Home Loan Bank of New York advances. Of that total, $109.0 million of the borrowings are associated with longer-dated swap agreements.

Total Equity. Shareholders’ total equity decreased by $0.1 million, or 0.07%, to $205.5 million at March 31, 2021 compared to $205.6 million at December 31, 2020. The decrease was due primarily to a net loss of $0.7 million for the three months ended March 31, 2021, offset by an increase in AOCI from a loss of $1.0 million as of December 31, 2020 to a loss of $0.4 million at March 31, 2021.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term and long-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of securities, borrowings from the Federal Home Loan Bank of New York and securities sold under agreements to repurchase. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, calls of investment securities and borrowed funds and prepayments on loans are greatly influenced by general interest rates, economic conditions and competition.

Management regularly adjusts our investments in liquid assets based upon an assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of our interest-rate risk and investment policies.

Blue Foundry Bank is subject to various regulatory capital requirements administered by NJDOBI and the FDIC. At March 31, 2021, Blue Foundry Bank exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines.

42.

	Minimum Capital Actual		Minimum Capital Adequacy		For Classification With Capital Buffer		For Classification as Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2021
Common equity tier 1	$205,540	19.46%	$47,521	4.50%	$73,922	7.00%	$68,642	6.50%
Tier 1 capital	205,540	19.46%	63,362	6.00%	89,762	8.50%	84,482	8.00%
Total capital	218,790	20.72%	84,482	8.00%	110,883	10.50%	105,603	10.00%
Tier 1 (leverage) capital	205,540	10.57%	77,769	4.00%	N/A	N/A	97,211	5.00%

December 31, 2020
Common equity tier 1	$206,258	19.93%	$46,578	4.50%	$72,455	7.00%	$67,279	6.50%
Tier 1 capital	206,258	19.93%	62,104	6.00%	87,981	8.50%	82,806	8.00%
Total capital	219,262	21.18%	82,806	8.00%	108,682	10.50%	103,507	10.00%
Tier 1 (leverage) capital	206,258	10.72%	76,934	4.00%	N/A	N/A	96,168	5.00%

The Company has entered into derivative financial instruments to reduce risk associated with interest rate volatility by matching asset maturities and liability maturities. These derivatives had an aggregate notional amount of $109.0 million as of March 31, 2021.

43.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Qualitative Analysis. Our most significant form of market risk is interest rate risk because, as a financial institution, the majority of our assets and liabilities are sensitive to changes in interest rates. Therefore, a principal part of our operations is to manage interest rate risk and limit the exposure of our financial condition and results of operations to changes in market interest rates. Our ALCO/Investment Committee, which consists of members of management, is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the policy and guidelines approved by our board of directors. We currently utilize a third-party modeling program, prepared on a quarterly basis, to evaluate our sensitivity to changing interest rates, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors.

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. We have implemented the following strategies to manage our interest rate risk: growing target deposit accounts; utilizing our investment securities portfolio and interest rate swaps as part of our balance sheet asset and liability and interest rate risk management strategy to reduce the impact of movements in interest rates on net interest income and economic value of equity, which can create temporary valuation adjustments to equity in Accumulated Other Comprehensive Income; continuing the diversification of our loan portfolio by adding more commercial loans, which typically have shorter maturities and/or balloon payments; and continuing to price our one-to-four family residential real estate loan products in a way that encourages borrowers to select our adjustable-rate loans as opposed to longer-term, fixed-rate loans.

By following these strategies, we believe that we are better positioned to react to increases and decreases in market interest rates.

We generally do not engage in hedging activities, such as engaging in futures or options, or investing in high-risk mortgage derivatives, such as collateralized mortgage obligation residual interests, real estate mortgage investment conduit residual interests or stripped mortgage-backed securities.

In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to USD-LIBOR for use in financial contracts that are currently indexed to USD-LIBOR. The Company has approximately $28.9 million in financial instruments which are indexed to USD-LIBOR for which it is monitoring the activity and assessing the related risks.

Quantitative Analysis. We compute amounts by which the net present value of our cash flow from assets, liabilities and off-balance sheet items would change in the event of a range of assumed changes in market interest rates. The economic value of equity (“EVE”) analysis estimates the change in the net present value (“NPV”) of assets and liabilities and off-balance sheet contracts over a range of immediate rate shock interest rate scenarios. This model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value. Historically, the model estimated the economic value of each type of asset, liability and off-balance sheet contract under the assumption that the United States Treasury yield curve increases or decreases instantaneously by 100 to 400 basis points in 100 basis point increments. However, given the current level of market interest rates, an NPV calculation for an interest rate decrease of greater than 100 basis points has not been prepared. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100-basis point increase in the “Basis Point Change in Interest Rates” column below.

The following table sets forth, at March 31, 2021, the calculation of the estimated changes in our net portfolio value that would result from the specified immediate changes in the United States Treasury yield curve. For purposes of this table, 100 basis points equals 1%.

44.

	EVE
Change in Interest Rates (basis points)	Estimated EVE	Estimated Increase (Decrease)		NPV as a Percent of Portfolio Value of Assets
		Amount	Percent	NPV Ratio	Change
	(Dollars in thousands)
+400bp	$186,220	$(43,555)	(19)%	9%	(2)%
+300bp	198,955	(30,820)	(13)	10	(2)
+200bp	212,020	(17,754)	(8)	11	(1)
+100bp	223,872	(5,902)	(3)	11	—
0 bp	229,774	—	—	12	—
-100bp	262,023	32,248	14	13	2

The table above indicates that at March 31, 2021, in the event of an instantaneous 100 basis point increase in interest rates, we would experience a 3% decrease in EVE. In the event of an instantaneous 100 basis point decrease in interest rates, we would experience a 14% increase in net portfolio value.

Certain shortcomings are inherent in the methodologies used in the above interest rate risk measurements. Modeling changes require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. The above table assumes that the composition of our interest sensitive assets and liabilities existing at the date indicated remains constant uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the table provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our NPV and will differ from actual results.

45.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term and long-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of securities, borrowings from the Federal Home Loan Bank of New York and securities sold under agreements to repurchase. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, calls of investment securities and borrowed funds and prepayments on loans are greatly influenced by general interest rates, economic conditions and competition. Management regularly adjusts our investments in liquid assets based upon an assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of our interest-rate risk and investment policies.

Blue Foundry Bank is subject to various regulatory capital requirements administered by NJDOBI and the FDIC. At March 31, 2021, Blue Foundry Bank exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines.

At March 31, 2021, we had outstanding commitments to originate loans of $0.97 million and unused lines of credit of $45.29 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2021 totaled $537.1 million. Management expects, based on historical experience, that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank of New York advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense. Available borrowing capacity at March 31, 2021 was $69.3 million with Federal Home Loan Bank of New York. We also had a $30 million available line of credit with a correspondent bank and a $2.5 million available line of credit with the Federal Reserve Bank of New York at March 31, 2021.

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to originate loans, unused lines of credit and standby letters of credit, which involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. Our exposure to credit loss is represented by the contractual amount of the instruments. We use the same credit policies in making commitments that we do for on-balance sheet instruments. Management believes that our current sources of liquidity are more than sufficient to fulfill our obligations as of March 31, 2021 pursuant to off-balance-sheet arrangements and contractual obligations.

ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

46.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The Company, the Bank and its subsidiaries is not engaged in any legal proceedings of a material nature at the present time. The Company is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 1.A RISK FACTORS
There were no material changes to the risk factors relevant to the Company’s operations as described in the Company’s Prospectus filed on May 21, 2021 beginning on Page 18, “Risk Factors.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5. OTHER INFORMATION
Not Applicable.

ITEM 6. EXHIBITS

The following exhibits are either filed as part of this report or are incorporated herein by reference:

1.1
Agency Agreement dated May 14, 2021, by and among the Company, Blue Foundry Bancorp, Blue Foundry, MHC, Blue Foundry Bank and Keefe, Bruyette & Woods, Inc. (Filed as an exhibit to the Company’s Current Report on Form 8-K on May 17, 2021 with the Securities and Exchange Commission / Registration No. 333-254079.)

2
Plan of Conversion of Blue Foundry, MHC (Filed as an exhibit to the Company’s Registration Statement on Form S-1, and any amendments thereto, with the Securities and Exchange Commission / Registration No. 333-254079.)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

47.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE FOUNDRY BANCORP, INC.

Dated:	June 17, 2021	By:	/s/ James Nesci
James Nesci
Chief Executive Officer
(Principal Executive Officer)

Dated:	June 17, 2021	By:	/s/ Dan Chen
Dan Chen
Chief Financial Officer
(Principal Financial Officer)

48.