Form 10-Q
period 2021-06-30
Blue Foundry Bancorp
filed 2021-08-06
CIK 1846017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-40619
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

As of July 30, 2021 the registrant had 28,522,500 shares of common stock, par value $0.01 per share, issued and outstanding.

BLUE FOUNDRY BANCORP AND SUBSIDIARY
FORM 10-Q

Part I Financial Information
ITEM 1. FINANCIAL STATEMENTS

BLUE FOUNDRY BANCORP AND SUBSIDIARY
Consolidated Statements of Financial Condition
June 30, 2021 (Unaudited) and December 31, 2020
(In thousands)

	June 30, 2021	December 31, 2020
	(In thousands)
ASSETS
Cash and cash equivalents	$925,091	$316,445
Securities available for sale, at fair value	294,484	244,587
Assets held for sale	6,117	5,295
Securities held to maturity (fair value of $3,001 at June 30, 2021 and $6,979 at December 31, 2020)	3,002	7,005
Restricted stock, at cost	16,027	16,860
Loans receivable, net of allowance of $15,593 at June 30, 2021 and $16,959 at December 31, 2020	1,241,176	1,267,114
Real estate owned, net	624	624
Interest and dividends receivable	5,507	5,749
Premises and equipment, net	24,876	19,569
Right-of-use assets	25,700	24,878
Bank owned life insurance	21,423	21,186
Other assets	12,824	13,234
Total assets	$2,576,851	$1,942,546

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	$2,008,068	$1,356,184
Advances from the Federal Home Loan Bank	315,400	329,400
Advances by borrowers for taxes and insurance	10,417	10,841
Lease liabilities	26,765	25,535
Other liabilities	11,289	14,986
Total liabilities	2,371,939	1,736,946

Shareholders’ equity
Common stock $0.10 par value; 20,000,000 shares authorized; 100,000 shares issued and outstanding	10	10
Additional paid-in capital	822	822
Retained earnings	204,051	205,799
Accumulated other comprehensive income (loss)	29	(1,031)
Total shareholders’ equity	204,912	205,600
Total liabilities and shareholders’ equity	$2,576,851	$1,942,546

See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Interest income:
Loans	$12,056	$13,950	$24,318	$28,165
Taxable investment income	1,618	1,769	3,163	3,807
Non-taxable investment income	128	156	263	339
Total interest income	13,802	15,875	27,744	32,311
Interest expense:
Deposits	2,379	4,213	5,197	8,815
Borrowed funds	1,515	1,718	3,039	3,378
Total interest expense	3,894	5,931	8,236	12,193
Net interest income	9,908	9,944	19,508	20,118
(Recovery of) provision for loan losses	(553)	1,252	(1,361)	2,753
Net interest income after (recovery of) provision for loan losses	10,461	8,692	20,869	17,365
Noninterest income:
Fees and service charges	537	617	1,063	920
Loss on premises and equipment	(86)	—	(86)	—
Write-down of real estate owned	—	—	—	(1,390)
Other	169	209	310	393
Total other income (loss)	620	826	1,287	(77)
Noninterest expense:
Compensation and employee benefits	6,369	5,978	12,391	11,569
Occupancy and equipment	2,043	1,343	3,996	2,742
Loss on assets held for sale	—	—	21	12,765
Data processing	1,885	833	3,652	1,764
Advertising	521	249	991	648
Professional services	546	2,363	1,943	4,478
Directors fees	136	123	277	247
Provision for commitment and letters of credit	(473)	—	(704)	—
Federal deposit insurance	129	69	254	69
Goodwill impairment	—	15,460	—	15,460
Other	645	550	1,351	1,015
Total operating expenses	11,801	26,968	24,172	50,757
Loss before income tax expense	(720)	(17,450)	(2,016)	(33,469)
Income tax expense (benefit)	283	(706)	(268)	(5,391)
Net loss	$(1,003)	$(16,744)	$(1,748)	$(28,078)

See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP AND SUBSIDIARY
Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Net loss	$(1,003)	$(16,744)	$(1,748)	$(28,078)
Other comprehensive (loss) income:
Unrealized gains on securities available for sale:
Unrealized holding gain (loss) arising during the period	1,888	2,366	(1,753)	3,854
	1,888	2,366	(1,753)	3,854
Unrealized losses on cash flow hedge:
Reclassification adjustment for losses (gains) included in net income	(353)	(97)	(690)	(95)
Unrealized holding (loss) gain arising during the period	(892)	(842)	4,056	(6,450)
	(1,245)	(939)	3,366	(6,545)
Defined benefit plans:
Reclassification adjustment for amortization of:
Net actuarial gain (loss)	52	(288)	104	(244)
	52	(288)	104	(244)

Total tax effect	(232)	(319)	(657)	824
Total other comprehensive income (loss)	463	820	1,060	(2,111)
Comprehensive loss	$(540)	$(15,924)	$(688)	$(30,189)

See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP AND SUBSIDIARY
Consolidated Statements of Changes in Shareholders’ Equity
Six Months Ended June 30, 2021 and 2020
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	(In thousands)
Balance at December 31, 2019	$10	$822	$237,306	$(517)	$237,621
Net loss	—	—	(11,334)	—	(11,334)
Other comprehensive loss	—	—	—	(2,931)	(2,931)
Balance at March 31, 2020	$10	$822	$225,972	$(3,448)	$223,356
Net loss	—	—	$(16,744)	—	(16,744)
Other comprehensive income	—	—	—	820	820
Balance at June 30, 2020	$10	$822	$209,228	$(2,628)	$207,432

Balance at December 31, 2020	$10	$822	205,799	$(1,031)	$205,600
Net loss	—	—	(745)	—	(745)
Other comprehensive income	—	—	—	597	597
Balance at March 31, 2021	$10	$822	$205,054	$(434)	$205,452
Net loss	—	—	$(1,003)	—	(1,003)
Other comprehensive income	—	—	—	463	463
Balance at June 30, 2021	$10	$822	$204,051	$29	$204,912

See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2021	2020
	(In thousands)
Cash flows from operating activities
Net loss	$(1,748)	$(28,078)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,028	1,026
Change in right-of-use asset	1,346	138
(Accretion) amortization of: Deferred loan fees, costs, and discounts, net	(1,954)	548
Premiums and discounts on securities	377	91
Goodwill impairment	—	15,460
Deferred income tax benefit	—	(5,173)
Dividends on CRA fund	—	(15)
(Recovery) provision for loan losses	(1,361)	2,753
Loss on assets held for sale	21	12,765
Loss on premises and equipment	86	—
Net loss on Real Estate Owned	—	1,390
Increase in BOLI cash surrender value	(237)	(316)
Increase (decrease) in interest and dividends receivable	242	(902)
Increase in other assets	(198)	(1,101)
Increase in other liabilities	(227)	(628)
Change in lease liability	(939)	2
Net cash provided by operating activities	(3,564)	(2,040)

Cash flows from investing activities
Net decrease in loans	29,253	2,017
Purchases of securities available for sale	(91,349)	(95,019)
Sales of equity securities	—	4,178
Proceeds from calls of securities held to maturity	4,000	—
Proceeds from sales and calls of securities available for sale	4,000	4,950
Principal payments and maturities on securities available for sale	35,326	40,099
Redemption (purchase) of restricted stock	833	(2,934)
Proceeds from Bank owned life insurance	—	275
Purchases of premises and equipment	(7,312)	(2,003)
Net cash used in investing activities	(25,249)	(48,437)

Cash flows from financing activities
Net increase in deposits	651,883	47,876
Proceeds of advances from Federal Home Loan Bank	319,000	350,500
Repayments of advances from Federal Home Loan Bank	(333,000)	(285,000)
Net (decrease) increase in advances by borrowers for taxes and insurance	(424)	11
Net cash provided by financing activities	637,459	113,387
Net (decrease) increase in cash and cash equivalents	608,646	62,910

BLUE FOUNDRY BANCORP AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

Cash and cash equivalents at beginning of period	316,445	124,034
Cash and cash equivalents at end of period	$925,091	$186,945

	Six Months Ended June 30,
	2021	2020
	(In thousands)
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$8,197	$12,172
Income taxes	150	103

Supplemental noncash disclosures
Transfers of assets to held for sale	$892	$5,695
Lease liabilities arising from obtaining right-of-use assets	2,168	26,467

See accompanying notes to the consolidated financial statements.

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

Basis of Financial Statement Presentation: The consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles. The financial statements were prepared in accordance with the instructions for Form 10-Q and with Regulation S-X and do not include information or footnotes necessary for a complete presentation of the financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (“GAAP”). The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and revenues and expenses for the period. Actual results could differ from those estimates. Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net income or shareholders’ equity. The results of operations and other data presented for the three and six months ended June 30, 2021 are not necessarily indicative of the results of operations that may be expected for subsequent periods or the full year results. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in Company’s prospectus, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) on May 21, 2021.

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

NOTE 2 – SECURITIES

The amortized cost of securities available for sale and their estimated fair values at June 30, 2021 and December 31, 2020 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
June 30, 2021
Available for sale
U.S. Treasury Note	$6,899	$—	$(97)	6,802
Corporate Bonds	66,237	2,070	(60)	68,247
U.S. Government agency obligations	40,003	100	(269)	39,834
Obligations issued by U.S. states and their political subdivisions	21,164	1,346	—	22,510
Mortgage-backed securities: Residential one-to-four family	111,658	430	(567)	111,521
Multifamily	44,559	1,065	(54)	45,570
Total available-for-sale	$290,520	$5,011	$(1,047)	$294,484

December 31, 2020
Available for sale
U.S. Treasury Note	$9,989	$11	$—	10,000
Corporate Bonds	57,478	1,863	—	59,341
U.S. Government agency obligations	19,787	89	(201)	19,675
Obligations issued by U.S. states and their political subdivisions	23,280	1,515	—	24,795
Mortgage-backed securities: Residential one-to-four family	71,773	951	(8)	72,716
Multifamily	56,563	1,499	(2)	58,060
Total available-for-sale	$238,870	$5,928	$(211)	$244,587

The amortized cost of securities held-to-maturity and their estimated fair values at June 30, 2021 and December 31, 2020, are as follows:

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
	(In thousands)
June 30, 2021
Held-to-maturity
Collateralized loan obligation	$3,002	$—	$(1)	$3,001
Total held-to-maturity	$3,002	$—	$(1)	$3,001

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
	(In thousands)
December 31, 2020
Held-to-maturity
Collateralized loan obligation	$7,005	$—	$(26)	$6,979
Total Held-to-maturity	$7,005	$—	$(26)	$6,979

Proceeds from sales and calls of available-for-sale securities totaled $2.3 million and $4.0 million in the three and six months ended June 30, 2021 and $2.3 million and $5.0 million in the three and six months ended June 30, 2020.

There were no OTTI charges for the three and six months ended June 30, 2021 or June 30, 2020, respectively.

The amortized cost and fair value of debt securities are shown below by contractual maturity. Expected maturities on mortgage-backed securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. Securities not due at a single maturity are shown separately:

	June 30, 2021
	Amortized Cost	Estimated Fair Value
	(In thousands)
Available-for-sale
Due in one year or less	$25,539	$25,575
Due from one year to five years	67,762	70,051
Due from five to ten years	36,020	36,897
Due after ten years	4,982	4,870
Mortgage-backed securities	156,217	157,091
Total	$290,520	$294,484

Held-to-maturity
Due in one year or less	$3,002	$3,001
Total	$3,002	$3,001

The following tables summarize available-for-sale securities with unrealized losses at June 30, 2021 and December 31, 2020, aggregated by major security type and length of time in a continuous loss position.

	Less than 12 Months		12 Months or More		Total
	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value
	(In thousands)
June 30, 2021
Available for sale
U.S. Treasury Note	$(97)	$6,802	$—	$—	$(97)	$6,802
Corporate Bonds	(60)	7,581	—	—	(60)	7,581
U.S. Government agency obligations	(85)	12,096	(184)	9,036	(269)	21,132
Obligations issued by U.S. states and their political subdivisions	—	—	—	—	—	—
Mortgage-backed securities:
Residential one-to-four family	(566)	68,762	(1)	28	(567)	68,790
Multifamily	(54)	1,228	—	229	(54)	1,457
Total available-for-sale	$(862)	$96,469	$(185)	$9,293	$(1,047)	$105,762

December 31, 2020
Available for sale
U.S. Treasury Note	$—	$—	$—	$—	$—	$—
Corporate Bonds	—	—	—	—	—	—
U.S. Government agency obligations	(54)	3,559	(147)	10,014	(201)	13,573
Obligations issued by U.S. states and their political subdivisions	—	—	—	—	—	—
Mortgage-backed securities:
Residential one-to-four family	(7)	3,228	(1)	115	(8)	3,343
Multifamily	(2)	738	—	313	(2)	1,051
Total available-for-sale	$(63)	$7,525	$(148)	$10,442	$(211)	$17,967

There were no held to maturity securities in an unrecognized loss position for more than twelve months at June 30, 2021. There was one collateralized loan obligation held to maturity security with a fair value of $3.0 million, in an unrecognized loss position of $26 thousand at December 31, 2020. At June 30, 2021 there was one collateralized loan obligation held to maturity security with a fair value of $3.0 million, in an unrecognized loss position of $1 thousand.

On June 30, 2021, six U.S. Government agency obligations, one U.S Treasury, and nineteen mortgage-backed securities held by the Company were in an unrealized loss position in the available-for-sale portfolio. These securities were all issued by U.S. Government-sponsored entities and agencies, which the government has affirmed its commitment to support. There were also five investment grade corporate bonds in an unrealized loss position. The Company does not consider these securities to be other-than-temporarily impaired due to the decline in fair value being attributable to changes in interest rates and liquidity, not credit quality. The Company also does not intend to sell these securities, nor does it foresee being required to sell them before the anticipated recovery (maturity).

Securities pledged at June 30, 2021 and December 31, 2020, had a carrying amount of $10.7 million and $12.7 million, respectively, and were pledged to secure public deposits, FHLB Advances, repurchase agreements and derivatives.

NOTE 3 – LOANS RECEIVABLE, NET

A summary of loans receivable, net at June 30, 2021 and December 31, 2020, is as follows:

	June 30, 2021	December 31, 2020
	(Dollars in thousands)
Residential one-to-four family	$526,233	$611,603
Multifamily	478,455	427,436
Non-residential	134,346	128,141
Construction and land	28,142	33,691
Junior liens	20,732	23,814
Commercial and industrial (PPP)	65,566	54,053
Consumer and other	84	99
Total loans	1,253,558	1,278,837

Deferred fees, costs and premiums and discounts, net	3,211	5,236
Allowance for loan losses	(15,593)	(16,959)
	(12,382)	(11,723)
Loans receivable, net	$1,241,176	$1,267,114

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

The following tables presents the activity in the Company’s allowance for loan losses by class of loans based on the most recent analysis performed for the three and six months ended June 30, 2021, and 2020:

	Residential One-To-Four Family	Multifamily	Non-Residential	Construction and Land	Junior Liens	Commercial and Industrial (PPP)	Consumer and Other	Unallocated	Total
	(Dollars in thousands)
Three Months Ended June 30, 2021
Allowance for loan losses
Beginning balance	$3,342	$5,748	$3,145	$2,928	$813	$7	$44	$123	$16,150
Charge-offs	—	—	—	—	—	—	(4)	—	(4)
Recoveries	—	—	—	—	—	—	—	—	—
(Recovery of) provision for loan losses	(424)	(398)	98	257	(55)	(3)	2	(30)	(553)
Total ending allowance balance	$2,918	$5,350	$3,243	$3,185	$758	$4	$42	$93	$15,593

Six Months Ended June 30, 2021
Allowance for loan losses
Beginning balance	$3,579	$5,460	$3,244	$3,655	$916	$2	$48	$55	$16,959
Charge-offs	—	—	—	—	—	—	(5)	—	(5)
Recoveries	—	—	—	—	—	—	—	—	—
(Recovery of) provision for loan losses	(661)	(110)	(1)	(470)	(158)	2	(1)	38	(1,361)
Total ending allowance balance	$2,918	$5,350	$3,243	$3,185	$758	$4	$42	$93	$15,593

Three Months Ended June 30, 2020
Allowance for loan losses
Beginning balance	$3,581	$4,706	$2,663	$3,833	$1,060	$—	$55	$102	$16,000
Charge-offs	—	—	—	—	—	—	(1)	—	(1)
Recoveries	—	—	—	—	—	—	—	—	—
(Recovery of) provision for loan losses	110	70	79	990	7		(1)	(3)	1,252
Total ending allowance balance	$3,691	$4,776	$2,742	$4,823	$1,067	$—	$53	$99	$17,251

Six Months Ended June 30, 2020
Allowance for loan losses
Beginning balance	$3,446	$4,256	$2,548	$3,028	$1,002	$—	$57	$164	$14,501
Charge-offs	—	—	—	—	—	—	(3)	—	(3)
Recoveries	—	—	—	—	—	—	—	—	—
(Recovery of) provision for loan losses	245	520	194	1,795	65		(1)	(65)	2,753
Total ending allowance balance	$3,691	$4,776	$2,742	$4,823	$1,067	$—	$53	$99	$17,251

The following table represents the allocation of allowance for loan losses and the related recorded investment (including deferred fees and costs) in loans by loan portfolio segment disaggregated based on the impairment methodology at June 30, 2021 and December 31, 2020:

	Residential One-To-Four Family	Multifamily	Non-Residential	Construction and Land	Junior Liens	Commercial and Industrial (PPP)	Consumer and Other	Unallocated	Total
	(Dollars in thousands)
June 30, 2021
Allowance for loan losses:
Individually evaluated for impairment	$36	$—	$—	$—	$—	$—	$41	$—	$77
Collectively evaluated for impairment	2,882	5,350	3,243	3,185	758	4	1	93	15,516
Total	$2,918	$5,350	$3,243	$3,185	$758	$4	$42	$93	$15,593

Loans receivable:
Individually evaluated for impairment	$10,685	$1,048	$4,718	$—	$57	$—	$41	$—	$16,549
Collectively evaluated for impairment	519,613	478,741	129,652	28,088	20,768	63,315	43		1,240,220
Total	$530,298	$479,789	$134,370	$28,088	$20,825	$63,315	$84	$—	$1,256,769

December 31, 2020
Allowance for loan losses:
Individually evaluated for impairment	$49	$26	$—	$—	$—	$—	$46	$—	$121
Collectively evaluated for impairment	3,530	5,434	3,244	3,655	916	2	2	55	16,838
Total	$3,579	$5,460	$3,244	$3,655	$916	$2	$48	$55	$16,959

Loans receivable:
Individually evaluated for impairment	$11,829	$1,721	$5,084	$—	$58	$—	$46	$—	$18,738
Collectively evaluated for impairment	604,419	427,374	123,133	33,630	23,860	52,867	52	—	1,265,335
Total	$616,248	$429,095	$128,217	$33,630	$23,918	$52,867	$98	$—	$1,284,073

The following table presents information related to impaired loans by class of loans as of June 30, 2021, June 30, 2020 and December 31, 2020:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
	(Dollars in thousands)
June 30, 2021
With no related allowance recorded:
Residential one-to-four family	$9,362	$9,608	$—	$11,578	$6	$5
Multifamily	1,675	1,048	—	1,562	24	21
Non-residential	4,881	4,718	—	5,696	114	101
Construction and land	—	—	—	—	—	—
Commercial and Industrial (PPP)	—	—	—	—	—	—
Junior liens	57	57	—	67	1	1
	15,975	15,431	—	18,903	145	128
With an allowance recorded:
Residential one-to-four family	1,077	1,077	36	1,626	37	33
Multifamily	—	—	—	—	—	—
Non-residential	—	—	—	—	—	—
Construction and land	—	—	—	—	—	—
Commercial and Industrial (PPP)	—	—	—	—	—	—
Consumer and other	41	41	41	50	1	1
	1,118	1,118	77	1,676	38	34
Total	$17,093	$16,549	$77	$20,579	$183	$162

June 30, 2020
With no related allowance recorded:
Residential one-to-four family	$2,117	$2,159	$—	$710	$15	$14
Multifamily	887	894	—	608	20	18
Non-residential	5,417	5,211	—	3,615	126	106
Construction and land	—	—	—	—	—	—
Commercial and Industrial (PPP)	—	—	—	—	—	—
Junior liens	60	60	—	41	1	1
	8,481	8,324	—	4,974	162	139
With an allowance recorded:
Residential one-to-four family	1,527	1,529	109	1,018	34	28
Multifamily	354	353	29	236	8	6
Non-residential	—	—	—	—	—	—
Construction and land	—	—	—	—	—	—
Commercial and Industrial (PPP)	—	—	—	—	—	—
Consumer and other	49	49	49	34	1	1
	1,930	1,931	187	1,288	43	35
Total	$10,411	$10,255	$187	$6,262	$205	$174

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
	(Dollars in thousands)
December 31, 2020
With no related allowance recorded:
Residential one-to-four family	$11,161	$10,375	$—	$4,143	$26	$25
Multifamily	1,360	1,371	—	1,051	40	38
Non-residential	5,678	5,084	—	5,413	243	225
Construction and land	—	—	—	—	—	—
Commercial and Industrial (PPP)	—	—	—	—	—	—
Junior liens	58	58	—	60	3	3
	18,257	16,888	—	10,667	312	291
With an allowance recorded:
Residential one-to-four family	1,455	1,454	49	1,472	72	66
Multifamily	351	350	26	353	15	14
Non-residential	—	—	—	—	—	—
Construction and land	—	—	—	—	—	—
Commercial and Industrial (PPP)	—	—	—	—	—	—
Consumer and other	46	46	46	49	2	2
	1,852	1,850	121	1,874	89	82
Total	$20,109	$18,738	$121	$12,541	$401	$373

The recorded investment in loans includes deferred fees, costs and discounts. For purposes of this disclosure, the unpaid principal balance is not reduced for partial charge-offs.

The total recorded investment of loans whose terms have been modified in troubled debt restructurings was $5.7 million and $6.3 million as of June 30, 2021 and December 31, 2020, respectively. The Company has allocated $77 thousand and $95 thousand, respectively, of specific reserves to troubled debt restructured loans as of June 30, 2021 and December 31, 2020. The modification of the terms of troubled debt restructured includes one or a combination of the following: a reduction of the stated interest rate of the loan or an extension of the maturity date. The Company is not committed to lend any additional amounts to customers with outstanding loans that are classified as troubled debt restructurings as of June 30, 2021.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the periods ended June 30, 2021 and June 30, 2020.

The Company did not record any troubled debt restructurings during the three and six months ended June 30, 2021 and 2020, as well as during the previous year.

The following table presents the recorded investment in non-accrual loans and loans past due over 90 days still on accrual as of June 30, 2021 and December 31, 2020:

	Nonaccrual		Loans Past Due Over 90 days and Still Accruing
	6/30/2021	12/31/2020	6/30/2021	12/31/2020
	(Dollars in thousands)
Residential one-to-four family	$11,449	$11,813	$—	$—
Multifamily	149	156	—	—
Non-residential	754	805	—	—
Construction and land	—	—	—	—
Commercial and industrial (PPP)	—	—	—	—
Junior liens	115	82	—	—
Total	$12,467	$12,856	$—	$—

The following table presents the recorded investment in past due and current loans by loan portfolio class as of June 30, 2021 and December 31, 2020:

	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans Receivable
	(Dollars in thousands)
June 30, 2021
Residential one-to-four family	$2,090	$9,421	$11,511	$518,787	$530,298
Multifamily	—	149	149	479,640	479,789
Non-residential	498	590	1,088	133,282	134,370
Construction and land	—	—	—	28,088	28,088
Junior liens	—	57	57	20,768	20,825
Commercial and Industrial (PPP)	—	—	—	63,315	63,315
Consumer and other	—	—	—	84	84
Total	$2,588	$10,217	$12,805	$1,243,964	$1,256,769

December 31, 2020
Residential one-to-four family	$3,151	$10,075	$13,226	$603,022	$616,248
Multifamily	—	156	156	428,939	429,095
Non-residential	—	805	805	127,412	128,217
Construction and land	3,000	—	3,000	30,630	33,630
Junior liens	—	—	—	23,918	23,918
Commercial and Industrial (PPP)	—	—	—	52,867	52,867
Consumer and other	—	—	—	98	98
Total	$6,151	$11,036	$17,187	$1,266,886	$1,284,073

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

The following table presents the risk category of loans by class of loans based on the most recent analysis performed as of June 30, 2021 and December 31, 2020:

	Pass	Special Mention	Substandard	Doubtful / Loss	Total
	(Dollars in thousands)
June 30, 2021
Residential one-to-four family	$518,471	$—	$11,827	$—	$530,298
Multifamily	473,509	5,232	1,048	—	479,789
Non-residential	133,308	149	913	—	134,370
Construction and land	28,088	—	—	—	28,088
Junior liens	20,710	—	115	—	20,825
Commercial and Industrial (PPP)	63,315	—	—		63,315
Consumer and other	84	—	—	—	84
Total	$1,237,485	$5,381	$13,903	$—	$1,256,769

December 31, 2020
Residential one-to-four family	$604,167	$—	$12,081	$—	$616,248
Multifamily	411,369	16,648	1,078	—	429,095
Non-residential	127,089	154	974	—	128,217
Construction and land	33,630	—	—	—	33,630
Junior liens	23,837	—	81	—	23,918
Commercial and Industrial (PPP)	52,867	—	—	—	52,867
Consumer and other	98	—	—	—	98
Total	$1,253,057	$16,802	$14,214	$—	$1,284,073

NOTE 4 – LEASES

Leases and Lease Obligations:

The Company leases certain office space and equipment under operating leases. These leases have original terms ranging from 1 year to 40 years. Operating lease liabilities and right of use (ROU) assets are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term.

As of June 30, 2021, the Company had the following related to operating leases:

As of
June 30, 2021
(Dollars in thousands)
Right-of-use assets	$25,700
Lease liabilities	$26,765

The following table is a summary of the Company’s components of net lease cost for the three and six months ended June 30,:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(Dollars in thousands)
Operating lease cost	$765	$235	$1,512	$606
Finance lease cost	6	4	12	4
Variable lease cost	67	43	93	43
Total lease cost	$838	$282	$1,617	$653

As of June 30, 2021, the weighted average remaining lease term for operating leases was 12.7 years and the weighted average discount rate used in the measurement of lease liabilities was 1.96%. Cash payments for lease liabilities totaled $852 thousand and $1.25 million, respectively for the three and six months ended June 30, 2021 and $389 thousand and $759 thousand for the three and six months ended June 30, 2020.

Future undiscounted lease payments for operating leases with initial terms of one year or more as of June 30, 2021 are as follows:

(Dollars in thousands)
2022	$2,804
2023	2,833
2024	2,602
2025	2,389
2026	2,198
Thereafter	17,751
Total undiscounted lease payments	30,577
Less: imputed interest	(3,812)
Total	$26,765

NOTE 5 – DEPOSITS

Deposits at June 30, 2021 and December 31, 2020, are summarized as follows:

	June 30, 2021	December 31, 2020
	(Dollars in thousands)
NOW and demand accounts	$1,025,493	$362,169
Savings and money market deposit accounts	343,532	276,584
Time deposits	639,043	717,431
Total	$2,008,068	$1,356,184

Time deposits mature as follows for the years ending December 31:

(In thousands)
Remainder of 2021	$373,006
2022	162,712
2023	74,594
2024	16,981
2025	6,953
2026	4,797
$639,043

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

Interest Rate Swaps Designated as Cash Flow Hedges: Interest rate swaps with notional amounts totaling $109,000,000 at June 30, 2021 and December 31, 2020, were designated as cash flow hedges of certain Federal Home Loan Bank advances and were determined to be fully effective during all periods presented. The Company expects the hedges to remain fully effective during the remaining terms of the swaps. The fair value of derivative instruments are presented in other assets and other liabilities.

Summary information about the interest-rate swaps designated as cash flow hedges as of period-end is as follows:

	June 30, 2021	December 31, 2020
	(Dollars in thousands)
Notional amounts	$109,000	$109,000
Weighted average pay rates	1.4577%	1.4577%
Weighted average receive rates	0.1462%	0.2303%
Weighted average maturity	5.7 Years	6.0 years
Unrealized losses	$(2,179)	$(5,545)

Interest income (expense) recorded on these swap transactions totaled $(353) thousand, $(690) thousand, and $(97) thousand and $(95) thousand during the three and six months ended June 30, 2021 and 2020, respectively, and is reported as a component of interest expense on FHLB Advances. At June 30, 2021, the Company expected $0.7 million of the unrealized loss to be reclassified as an increase to interest expense during the remainder of 2021.

Cash Flow Hedge

The effect of cash flow hedge accounting on accumulated other comprehensive income for the three and six months ended June 30, 2021 and June 30, 2020 are as follows:

	Amount of Gain (Loss) Recognized in OCI (Net of Tax) on Derivative	Location of Gain (Loss) Reclassified from OCI into Income/(Expense)	Amount of Gain (Loss) Reclassified from OCI to Income/(Expense)
	(Dollars in thousands)
Three months ended June 30, 2021
Interest rate contracts	$(895)	Interest Expense	$(353)

Six Months Ended June 30, 2021
Interest rate contracts	$(1,567)	Interest Expense	$(690)

Three months ended June 30, 2020
Interest rate contracts	$(674)	Interest Expense	$(97)

Six months ended June 30, 2020
Interest rate contracts	$(5,066)	Interest Expense	$(95)

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

The Company provides certain health insurance benefits for retired employees and directors meeting plan eligibility requirements. Effective January 1, 2019 the employee postretirement health benefit plan was curtailed, leaving only 10 retired participants and beneficiaries remaining in the plan. Active participants who met certain requirements received payments in lieu of future benefits. The plans are unfunded as of June 30, 2021 and 2020, and the obligation is included in other liabilities as an accrued postretirement benefit cost.

The Company maintains an Executive Supplemental Income Retirement Plan “SERP” for certain employees and a Director Retirement Plan “DRP”. As the SERP and DRP plans are unfunded, there are no plan assets associated with these plans.

The components of net periodic benefit cost and other amounts recognized in other comprehensive income were as follows for the three and six months ended June 30, 2021 and 2020:

	SERP and DRP
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Service cost	$38	$22	$76	$43
Interest cost	19	23	38	55
Prior Service Cost	17	17	34	34
Amortization:
Net loss (gain)	36	(194)	71	(167)
Net periodic benefit cost	$110	$(132)	$219	$(35)

	Post Retirement
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Interest cost	$10	$13	$19	$28
Amortization:
Net loss (gain)	(1)	(111)	(1)	(111)
Net periodic benefit cost	$9	$(98)	$18	$(83)

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

REO: Nonrecurring adjustments to certain non-residential, construction and land, and residential one-to-four family real estate properties classified as REO are measured at fair value, less costs to sell. Fair values are based on recent real estate appraisals. These appraisals may use a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Adjustments that are based on contracts / letters of intent result in a Level 2 classification.

The following table summarizes the fair value of assets and liabilities as of June 30, 2021:

		Fair Value Measurements at June 30, 2021, Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Measured on a recurring basis:
Financial assets
Securities available for sale:
U.S. Treasury Note	$6,802	$6,802	$—	$—
Domestic Corporate Bonds	68,247	—	68,247	—
U.S. Government agency obligations	39,834	29,669	10,165	—
Obligations issued by U.S. states and their political subdivisions	22,510	—	22,510	—
Mortgage-backed securities:
Residential one-to-four family	111,521	—	111,521	—
Multifamily	45,570	—	45,570	—
	$294,484	$36,471	$258,013	$—

Financial Liabilities
Derivatives	$(2,179)	$—	$(2,179)	$—

Measured on a nonrecurring basis:
Nonfinancial assets
Assets held for sale	$5,225	$—	$5,225	$—
Real estate owned	624	—	624	—

In June 2021, certain real estate owned were designated to held for sale and were transferred at cost basis in the amount of $892 thousand, and are therefore not included in the above table.

The following table summarizes the fair value of assets and liabilities as of December 31, 2020:

		Fair Value Measurements at December 31, 2020, Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Measured on a recurring basis:
Financial assets
Securities available for sale
U.S. Treasury Note	$10,000	$10,000	$—	$—
Domestic Corporate Bonds	59,341	—	59,341	—
U.S. Government agency obligations	19,675	12,417	7,258	—
Obligations issued by U.S. states and their political subdivisions	24,795	—	24,795	—
Mortgage-backed securities:
Residential one-to-four family	72,716	—	72,716	—
Multifamily	58,060	—	58,060	—
	$244,587	$22,417	$222,170	$—

Financial Liabilities
Derivatives	$(5,545)	$—	$(5,545)	$—

Measured on a nonrecurring basis:
Nonfinancial assets
Assets held for sale	$5,295	$—	$5,295	$—
Real estate owned	624	—	624	—

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

As of June 30, 2021 the fair value measurements presented are consistent with Topic 820, Fair Value Measurement, in which fair value represents exit price. The carrying amounts and fair value of financial instruments not carried at fair value, at June 30, 2021 and December 31, 2020 are as follows:

		Fair Value Measurements at June 30, 2021, Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Book Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Financial assets
Cash and due from banks	$925,091	$925,091	$—	$—
Securities held-to-maturity	3,002	—	3,001	—
Loans, net	1,241,176			1,250,865

Financial liabilities
Deposits other than time deposits	1,369,024	1,369,024
Time Deposits	639,043	—	640,168	—
Federal Home Loan advances	315,400		314,149

		Fair Value Measurements at December 31, 2020, Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Book Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Measured on a recurring basis:
Financial assets
Cash and due from banks	$316,445	$316,445	$—	$—
Securities held-to-maturity	7,005	—	6,978	—
Loans, net	1,267,114	—	—	1,290,740

Financial liabilities
Deposits other than time deposits	638,753	638,753	—	—
Time Deposits	717,431	—	725,110	—
Federal Home Loan advances	329,400		336,377	—

NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income represents the net unrealized holding gains on securities available-for-sale, derivatives and the funded status of the Company’s benefit plans, as of the consolidated balance sheet dates, net of the related tax effect.

The following is a summary of the changes in accumulated other comprehensive income by component, net of tax, for the periods indicated:

	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-sale Securities	Defined Benefit Pension Items	Total
	(In thousands)
Balance at December 31, 2020	(3,986)	4,208	(1,253)	$(1,031)
Other comprehensive income (loss) before reclassification	3,071	(2,754)	—	317
Amounts reclassified from accumulated other comprehensive income	243	—	37	280
Net current period other comprehensive (loss) gain	3,314	(2,754)	37	597
Balance at March 31, 2021	$(672)	$1,454	$(1,216)	$(434)
Other comprehensive income (loss) before reclassification	(1,149)	1,321	—	172
Amounts reclassified from accumulated other comprehensive income	254	—	37	291
Net current period other comprehensive (loss) gain	(895)	1,321	37	463
Balance at June 30, 2021	$(1,567)	$2,775	$(1,179)	$29

	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-sale Securities	Defined Benefit Pension Items	Total
	(In thousands)
Balance at December 31, 2019	$(360)	$916	$(1,073)	$(517)
Other comprehensive income (loss) before reclassification	(4,031)	1,070	—	(2,961)
Amounts reclassified from accumulated other comprehensive income	(1)	—	31	30
Net current period other comprehensive (loss) gain	(4,032)	1,070	31	(2,931)
Balance at March 31, 2020	$(4,392)	$1,986	$(1,042)	$(3,448)
Other comprehensive income (loss) before reclassification	(743)	1,701	—	958
Amounts reclassified from accumulated other comprehensive income	69	—	(207)	(138)
Net current period other comprehensive (loss) gain	(674)	1,701	(207)	820
Balance at June 30, 2020	$(5,066)	$3,687	$(1,249)	$(2,628)

The following is significant amounts reclassified out of each component of accumulated other comprehensive income (loss):

Details about Accumulated Other Comprehensive Income Components	Three months ended June 30, 2021		Affected Line Item in the Statement Where Net Income is Presented
	2021	2020
	(In thousands)
Gains and (losses) on cash flow hedges:
Interest rate contracts	$(353)	$(97)	Interest (expense) income

Amortization of benefit plan items:
Net actuarial loss	(52)	288	Compensation and employee benefits
Total tax effect	114	(53)	Income tax expense
Total reclassification for the period, net of tax	$(291)	$138

Details about Accumulated Other Comprehensive Income Components	Six months ended June 30, 2021		Affected Line Item in the Statement Where Net Income is Presented
	2021	2020
	(In thousands)
Gains and (losses) on cash flow hedges:
Interest rate contracts	$(690)	$(95)	Interest (expense) income

Amortization of benefit plan items:
Net actuarial loss	(104)	244	Compensation and employee benefits
Total tax effect	223	(41)	Income tax expense
Total reclassification for the period, net of tax	$(571)	$108

NOTE 10 – REVENUE FROM CONTRACTS WITH CUSTOMERS AND OTHER INCOME

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income in the Statement of Operations. The following table presents the Company’s sources of revenue from contracts with customers for the three and six months ended June 30, 2021 and 2020, respectively.

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(In thousands)		(In thousands)
Noninterest income
Service charges on deposits	$266	$169	$459	$339
Interchange income	9	5	16	11
Total Revenue from Contracts with Customers	$275	$174	$475	$350

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

NOTE 11 - SUBSEQUENT EVENTS

As defined in FASB ASC 855, “Subsequent Events”, subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued or available to be issued. Financial statements are considered issued when they are widely distributed to stockholders and other financial statement users for general use and reliance in a form and format that complies with U.S. GAAP.

Plan of conversion

Pursuant to the Plan of Conversion (the “Plan”), Blue Foundry Bancorp-NJ with ultimate parent Blue Foundry MHC, the predecessor of the Company, reorganized from a mutual holding company form of organization to the fully stock form of organization on July 15th, 2021.

In connection with the reorganization, Blue Foundry MHC merged into Blue Foundry Bancorp-NJ, and Blue Foundry-NJ merged into the Company. Pursuant to the Plan, the Company sold 27,772,500 shares of common stock in a public offering at $10.00 per share, including 2,281,800 shares of common stock purchased by the Bank’s employee stock ownership plan (the “ESOP”), for gross offering proceeds of approximately $277.7 million. The purchase of common stock by the ESOP was financed by a loan from the Company.

Also pursuant to the Plan, the Company donated 750,000 shares of common stock to the newly formed Blue Foundry Charitable Foundation (the “Foundation”), effective July 15th, 2021.

As of June 30, 2021 and July 15, 2021, approximately $1.5 million and $4.6 million, respectively, of stock offering costs had been incurred and deferred. These stock offering costs were deducted from the proceeds of the shares sold in the offering.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section is intended to assist in the understanding of the financial performance of the Company and its subsidiaries through a discussion of our financial condition as of June 30, 2021, and our results of operations for the three and six-month periods ended June 30, 2021 and 2020. This section should be read in conjunction with the unaudited interim condensed consolidated financial statements and notes thereto of the Company appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements: conditions related to the recent global coronavirus pandemic that has and will continue to pose risks and could harm our business and results of operations; general economic conditions, either nationally or in our market areas, that are worse than expected; changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; our ability to access cost-effective funding; fluctuations in real estate values and both residential and commercial real estate market conditions; demand for loans and deposits in our market area; our ability to implement and change our business strategies; competition among depository and other financial institutions; inflation and changes in the interest rate environment that reduce our margins and yields, the fair value of financial instruments or our level of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make; adverse changes in the securities or secondary mortgage markets; changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, capital requirements and insurance premiums; changes in monetary or fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; changes in the quality or composition of our loan or investment portfolios; technological changes that may be more difficult or expensive than expected; a failure or breach of our operational or security systems or infrastructure, including cyber-attacks; the inability of third party providers to perform as expected; our ability to manage market risk, credit risk and operational risk in the current economic environment; our ability to enter new markets successfully and capitalize on growth opportunities; our ability to successfully integrate into our operations any assets, liabilities, customers, systems and management personnel we may acquire and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related there to; changes in consumer spending, borrowing and savings habits; changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board; our ability to retain key employees; the ability of the U.S. Government to manage federal debt limits; and changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. Except as required by applicable law or regulation, we do not undertake, and we specifically disclaim any obligation, to release publicly the results of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

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

Executive Summary

COVID-19 Pandemic

During the past year, economies throughout the world have been severely disrupted by the effects of quarantines, business closures, and the reluctance of individuals to leave their homes as a result of the outbreak of the novel coronavirus (COVID-19). Our primary market area of New Jersey became part of several epicenters of the COVID-19 pandemic. The full impact of COVID-19 is unknown and evolving. The pandemic and any preventative or protective actions that the Company or its customers have taken or may take in respect of this virus may result in extended periods of disruption to the Company, its customers, service providers, and third parties. The Bank evaluated the potential range of impacts from COVID-19 on its significant estimates as of June 30, 2021. These impacts were reflected in the allowance for loan losses through qualitative and quantitative factors. In addition, the Bank’s capital ratios were in excess of all regulatory requirements. The extent to which COVID-19 impacts the Company’s results will depend on future developments, which are highly uncertain and cannot be predicted. .

Results Summary

During the second quarter of 2021, we continued to invest in our core business as general economic conditions continued to improve.

–We reported a net loss of $1.0 million for the three months ended June 30, 2021 compared to a net loss of $16.7 million for the three months ended June 30, 2020, and a net loss of $1.7 million for the six months ended June 30, 2021 compared to a net loss of $28.1 for the six months ended June 30, 2020. The improvement in net loss for those comparative periods was largely driven by a decrease in non-interest expenses, in particular the reclassification of certain properties as held-for-sale and subsequent impairment in the first quarter of 2020 and goodwill impairment recorded in the second quarter of 2020.
–Net interest margin decreased 12 and 15 basis points for the three and six months ended June 30, 2021 compared to the corresponding prior year periods.
–Gross loans decreased $25.3 million, or 1.98%, to $1.25 billion at June 30, 2021 from $1.28 billion at December 31, 2020.
–Total non-interest expense was $11.8 million for the three months ended June 30, 2021, compared to $27.0 million for the three months ended June 30, 2020, representing a decrease of 56%, and $24.2 million for the six months ended June 30, 2021, compared to $50.8 million for the six months ended June 30, 2020, representing a decrease of 52%. The decrease in non-interest expenses related to the designation of certain premises and real estate owned as held for sale, and subsequent write-down from book value to fair value, in the first quarter of 2020 resulting in impairment of $12.8 million. In addition, the Company recorded goodwill impairment of $15.5 million during the second quarter of 2020.
–The provision for credit losses was a $0.6 million recovery for the three months ended June 30, 2021 compared to a $1.3 million provision for the three months ended June 30, 2020, and a $1.4 million recovery for the six months ended June 30, 2021 compared to a $2.8 million provision for the six months ended June 30, 2020.
–Non-maturity deposits, excluding deposits received in connection with the conversion and related stock offering, continued to rise, representing 54% of total deposits and approximately $738.9 million as of June 30, 2021, compared to 47% and approximately $638.8 million as of December 31, 2020.
–The cost of interest-bearing deposits decreased 60 basis points to 0.71% and 0.78% for the three and six months ended June 30, 2021, respectively, compared to the three and six months ended June 30, 2020.
–Non-accrual loans totaled $12.5 million as of June 30, 2021 compared to $12.9 million at December 31, 2020.

Comparison of Operating Results for the Three Months Ended June 30, 2021 and 2020

General. Net income increased $15.7 million, to a net loss of $1.0 million for the three months ended June 30, 2021, compared to a net loss of $16.7 million for the three months ended June 30, 2020, and increased $26.3 million, to a net loss of $1.7 million for the six months ended June 30, 2021, compared to a net loss of $28.1 million for the six months ended June 30, 2020. For the three and six month periods, the increases were due primarily to a $12.8 million valuation allowance as certain Bank property was reclassified to held for sale and subsequently written down to fair value, as well as a write down of $1.4 million of REO, in the first quarter of 2020, and goodwill impairment of $15.5 million recorded in the second quarter of 2020.

Interest Income. Interest income decreased $2.1 million, or 13%, to $13.8 million for the three months ended June 30, 2021 from $15.9 million for the three months ended June 30, 2020, and decreased $4.6 million, or 14%, to $27.7 million for the six months ended June 30, 2021 from $32.3 million for the six months ended June 30, 2020. For the three months ended June 30, 2021, the decrease was due to a decrease of $1.9 million in interest income from loans as the average balance of loans decreased $153.9 million to $1.28 billion and the average yield on loans decreased 12 basis points to 3.78%. For the six months ended June 30, 2021, the decrease was due to a decrease of $3.8 million in interest income from loans as the average balance of loans decreased $141.9 million to $1.29 billion and the average yield on loans decreased 16 basis points to 3.81%.

Interest Expense. Interest expense decreased $2.0 million, or 34%, to 3.9 million for the three months ended June 30, 2021 compared to $5.9 million for the three months ended June 30, 2020, and decreased $4.0 million, or 32%, to $8.2 million for the six months ended June 30, 2021 compared to $12.2 million for the six months ended June 30, 2020. For the three months ended June 30, 2021, the decrease in interest expense was driven by a decrease of $1.8 million in interest expense on deposits, coupled with a decrease of $0.2 million in interest expense on borrowings. Average interest-bearing deposit balances rose to $1.34 billion at a weighted average interest rate of 0.71% for the three months ended June 30, 2021, compared to $1.29 billion at a weighted average interest rate of 1.31% for the three months months ended June 30, 2020. For the six months ended June 30, 2021, the decrease in interest expense was driven by a decrease of $3.6 million in interest expense on deposits, coupled with a decrease of $0.3 million in interest expense on borrowings. Average interest-bearing deposit balances rose to $1.35 billion at a weighted average interest rate of 0.78% for the six months ended June 30, 2021, compared to $1.29 billion at a weighted average interest rate of 1.38% for the six months months ended June 30, 2020.

Net Interest Income. For the three months ended June 30, 2021 and 2020 net interest income remained stable at $9.9 million. For the six months ended June 30, 2021 net interest income was $19.5 million, a decrease of $0.6 million compared to $20.1 million for same period in 2020.

Provision for Loan Losses. Provisions for loan losses are charged to operations to establish an allowance for loan losses at a level necessary to absorb probable and incurred losses inherent in our loan portfolio that are both probable and reasonably estimable at the date of the consolidated financial statements. In evaluating the level of the allowance for loan losses, management analyzes several qualitative loan portfolio risk factors including, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses.

After an evaluation of these factors, the Company recorded a recovery of provision for loan losses of $0.6 million for the three months ended June 30, 2021 compared to a provision of $1.3 million for the three months ended June 30, 2020, and a recovery of provision for loan losses of $1.4 million for the six months ended June 30, 2021 compared to a provision of $2.8 million for the six months ended June 30, 2020. The recovery was driven by declining balances in portfolio segments with respectively higher applied loss rates, and declining non-performing assets from December 31, 2020.

As the pandemic emerged in March of 2020, the Company increased its allowance for loan losses by $1.5 million to $16.0 million as of March 31, 2020. As the economic effects of the pandemic continued to unfold, the Company increased its allowance by another $1.25 million as of June 30, 2020 to $17.25 million, where it remained through September 30, 2020 despite loan balances declining due to increased loan payoffs driven by record-low interest rates. Subsequently, credit quality continued to stabilize, and by December 31, 2020, the Company had reduced its allowance slightly, to $17.0 million. The first six months of 2021 saw continued strengthening of credit quality, as seen in the declining delinquency rates and balances of non-performing loans. Total non-performing loans increased to $12.9 million at December 31, 2020, and decreasing $0.4 million to $12.5 million at June 30, 2021.

Non-interest Income. Non-interest income decreased $0.2 million, to $0.6 million for the three months ended June 30, 2021 from $0.8 million for the three months ended June 30, 2020, and increased $1.4 million, to $1.3 million for the six months ended June 30, 2021 from a non-interest loss of $0.1 million for the six months ended June 30, 2020. The primary drivers of the increase for the six months ended June 30, 2021 were the valuation allowance taken on the real estate owned component of the headquarters complex in 2020, which amounted to $1.4 million.

Non-interest Expense. Non-interest expense decreased $15.2 million, or 56%, to $11.8 million for the three months ended June 30, 2021 from $27.0 million for the three months ended June 30, 2020, and decreased $26.6 million, or 52%, to $24.2 million for the six months ended June 30, 2021 from $50.8 million for the six months ended June 30, 2020. The primary drivers of this decrease were the $12.8 million loss on assets held for sale recognized in the first quarter of 2020 and goodwill impairment of $15.5 million recognized in the second quarter of 2020. Contributing to the decrease was a reduction in professional services expense of $1.8 million and $2.5 million for the three months and six months ended June 30, 2021, respectively, and a recovery of provision for letters of credit and commitments of $0.5 million and $0.7 for the three months and six months ended June 30, 2021, respectively, partially offset with higher data processing of $1.1 million and $1.9 million for the three months and six months ended June 30, 2021, respectively, due to the continued investment in technology.

Income Tax Expense. The Company recognized an income tax expense of $283 thousand for the three months ended June 30, 2021 compared to an income tax benefit of $706 thousand for the three months ended June 30, 2020, and an income tax benefit of $268 thousand for the six months ended June 30, 2021 compared to an income tax benefit of $5.4 million for the six months ended June 30, 2020. This resulted in an effective tax rate for the six months ended June 30, 2021 and June 30, 2020 of (13.3)% and (16.1)%, respectively.

Average Balances and Yields

The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Average balances have been calculated using daily balances. Non-accrual loans are included in average balances only. Loan fees are included in interest income on loans and are not material.

	Three Months Ended June 30,
	2021			2020
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollar in thousands)
Assets:
Loans	$1,280,773	12,056	3.78%	$1,434,723	13,950	3.90%
Mortgage-backed securities	155,566	761	1.96%	135,603	760	2.25%
Other investment securities	133,189	726	2.19%	138,034	890	2.59%
FHLB stock	16,102	192	4.79%	18,554	240	5.20%
Cash and cash equivalents	408,162	67	0.07%	159,952	35	0.08%
Total interest-bearing assets	1,993,792	13,802	2.78%	1,886,866	15,875	3.37%
Non-interest earning assets	79,033			64,442
Total assets	$2,072,825			$1,951,308
Liabilities and shareholders' equity:
NOW and demand accounts	359,238	139	0.15%	267,454	175	0.26%
Savings and money market accounts	321,024	150	0.19%	229,900	167	0.29%
Time deposit	663,707	2,090	1.26%	788,976	3,871	1.97%
Interest-bearing deposits	1,343,969	2,379	0.71%	1,286,330	4,213	1.31%
FHLB advances	319,367	1,515	1.90%	370,697	1,718	1.86%
Total interest-bearing liabilities	1,663,336	3,894	0.94%	1,657,027	5,931	1.44%
Non-interest bearing deposits	161,804			45,155
Non-interest bearing other	43,569			36,884
Total liabilities	1,868,709			1,739,066
Total shareholders' equity	204,116			212,242
Total liabilities and shareholders' equity	$2,072,825			$1,951,308
Net interest income		9,908			9,944
Net interest rate spread (1)			1.84%			1.93%
Net interest margin (2)			1.99%			2.11%

	Six Months Ended June 30,
	2021			2020
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollar in thousands)
Assets:
Loans	$1,285,931	24,318	3.81%	$1,427,819	28,165	3.97%
Mortgage-backed securities	146,861	1,439	1.98%	124,897	1,485	2.39%
Other investment securities	127,972	1,453	2.29%	128,562	1,660	2.60%
FHLB stock	16,282	402	4.98%	17,474	471	5.42%
Cash and cash equivalents	354,429	132	0.08%	151,896	530	0.70%
Total interest-bearing assets	1,931,475	27,744	2.90%	1,850,648	32,311	3.51%
Non-interest earning assets	77,789			69,172
Total assets	$2,009,264			$1,919,820
Liabilities and shareholders' equity:
NOW and demand accounts	359,238	293	0.16%	267,454	356	0.27%
Savings and money market accounts	305,055	300	0.20%	225,289	329	0.29%
Time deposit	683,324	4,604	1.36%	794,761	8,130	2.06%
Interest-bearing deposits	1,347,617	5,197	0.78%	1,287,504	8,815	1.38%
FHLB advances	322,063	3,039	1.90%	347,381	3,378	1.96%
Total interest-bearing liabilities	1,669,680	8,236	0.99%	1,634,885	12,193	1.50%
Non-interest bearing deposits	89,117			29,847
Non-interest bearing other	45,588			30,736
Total liabilities	1,804,385			1,695,468
Total shareholders' equity	204,879			224,352
Total liabilities and shareholders' equity	$2,009,264			$1,919,820
Net interest income		19,508			20,118
Net interest rate spread (1)			1.90%			2.01%
Net interest margin (2)			2.04%			2.19%

(1) Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(2) Net interest margin represents net interest income divided by average interest-earning assets.

Comparison of Financial Condition at June 30, 2021 and December 31, 2020

Total Assets. Total assets increased $634.3 million, or 32.65%, to $2.58 billion at June 30, 2021 from $1.94 billion at December 31, 2020. The increase was primarily due to cash received in connection with the conversion and related stock offering. Additionally, assets held for sale increased $822 thousand, primarily due to the closure of a branch location which was transferred at amortized cost of $892 thousand.

Cash and cash equivalents. Cash and cash equivalents increased $608.7 million to $925.1 million at June 30, 2021 from $316.4 million at December 31, 2020. The increase was primarily due to cash received in connection with the conversion and related stock offering.

Gross Loans. Gross loans held for investment decreased $25.3 million, or 1.98%, to $1.25 billion at June 30, 2021 from $1.28 billion at December 31, 2020. The most significant drivers were net increases in multifamily loans and commercial & industrial (PPP) loans originations exceeded by payoffs and amortization in Residential one-to-four family loans. For the six months ended June 30, 2021 there were $91.3 million in originations of multifamily loans partially offset by $40.3 million of payoffs and amortization, and $39.7 million of originations in commercial &

Industrial (primarily PPP) partially offset by $28.2 million in payoffs and amortization. The decrease in one-to-four family loans was primarily driven by $12.2 million in originations exceeded by $97.6 million in payoffs and amortization.

The following table presents gross loans at June 30, 2021 and December 31, 2020 allocated by loan category at the dates indicated.

	June 30, 2021	December 31, 2020
	(Dollars in thousands)
Residential one-to-four family	$526,233	$611,603
Multifamily	478,455	427,436
Non-residential	134,346	128,141
Construction and land	28,142	33,691
Junior liens	20,732	23,814
Commercial and industrial (PPP)	65,566	54,053
Consumer and other	84	99
Total loans	1,253,558	1,278,837

Deferred fees, costs and premiums and discounts, net	3,211	5,236
Allowance for loan losses	(15,593)	(16,959)
	(12,382)	(11,723)
Loans receivable, net	$1,241,176	$1,267,114

The table below presents the balance of non-performing assets on the dates indicated:

	June 30, 2021	December 31, 2020
	(In thousands)
Residential one-to-four family	$11,449	$11,813
Multifamily	149	156
Non-residential	754	805
Construction and land	—	—
Commercial and industrial (PPP)	—	—
Junior liens	115	82
Total	$12,467	$12,856
Other real estate owned	624	624
Total non-performing assets	$13,091	$13,480

Securities Available-For-Sale. Securities available-for-sale increased $49.9 million, or 20.4%, to $294.5 million at June 30, 2021 from $244.6 million at December 31, 2020. During the six months ended June 30, 2021, purchases of agency bonds and residential mortgage-backed securities were executed as interest rates rose. No securities were sold or liquidated during the six months ended June 30, 2021.

Total Deposits. Total deposits totaled $2.01 billion at June 30, 2021. Excluding deposits received in connection with the conversion and related stock offering, deposits increased $21.8 million, or 1.6%. Checking and savings accounts increased $100.2 million, or 15.7%, to $738.9 million at June 30, 2021 from $638.8 million at December 31, 2020. This was offset by time deposit decreases of $78.4 million, or 10.9%, to $639.0 million at June 30, 2021 from $717.4 million at December 31, 2020. These changes resulted in the ratio of time deposits to total deposits decreasing from 52.9% at December 31, 2020 to 46.4% at June 30, 2021, and a blended deposit cost of funds decline to 0.63% at June 30, 2021 from 0.92% at December 31, 2020.

The following table presents the totals of deposit accounts by account type, at the dates shown below:

	June 30, 2021	December 31, 2020
	(In thousands)
NOW and demand accounts	$1,025,493	$362,169
Savings and money market deposit accounts	343,532	276,584
Time deposits	639,043	717,431
Total Deposits	$2,008,068	$1,356,184

Borrowings. The Company had $315.4 million of borrowings at June 30, 2021, compared to $329.4 million of borrowings at December 31, 2020. Our borrowings consisted solely of Federal Home Loan Bank of New York advances. Of that total, $109.0 million of the borrowings are associated with longer-dated swap agreements.

Total Equity. Shareholders’ total equity decreased by $0.7 million, or 0.33%, to $204.9 million at June 30, 2021 compared to $205.6 million at December 31, 2020. The decrease was due primarily to a net loss of $1.7 million for the six months ended June 30, 2021, offset by an increase of $1.1 million in accumulated other comprehensive income.

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

Blue Foundry Bank is subject to various regulatory capital requirements administered by NJDOBI and the FDIC. At June 30, 2021, Blue Foundry Bank exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines.

	Actual		Minimum Capital Adequacy		For Classification With Capital Buffer		For Classification as Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2021
Common equity tier 1	$204,296	19.18%	$47,942	4.50%	$74,576	7.00%	$69,249	6.50%
Tier 1 capital	204,296	19.18%	63,922	6.00%	90,556	8.50%	85,229	8.00%
Total capital	217,649	20.43%	85,230	8.00%	111,864	10.50%	106,537	10.00%
Tier 1 (leverage) capital	204,296	9.85%	82,985	4.00%	N/A	N/A	103,731	5.00%

December 31, 2020
Common equity tier 1	$206,258	19.93%	$46,578	4.50%	$72,455	7.00%	$67,279	6.50%
Tier 1 capital	206,258	19.93%	62,104	6.00%	87,981	8.50%	82,806	8.00%
Total capital	219,262	21.18%	82,806	8.00%	108,682	10.50%	103,507	10.00%
Tier 1 (leverage) capital	206,258	10.72%	76,934	4.00%	N/A	N/A	96,168	5.00%

The Company has entered into derivative financial instruments to reduce risk associated with interest rate volatility by matching asset maturities and liability maturities. These derivatives had an aggregate notional amount of $109.0 million as of June 30, 2021.

At June 30, 2021, we had outstanding commitments to originate loans of $29.6 million and unused lines of credit of $36.7 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from June 30, 2021 totaled $486.2 million. Management expects, based on historical experience, that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank of New York advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense. Available borrowing capacity at June 30, 2021 was $51.4 million with Federal Home Loan Bank of New York. We also had a $30.0 million available line of credit with a correspondent bank and a $2.5 million available line of credit with the Federal Reserve Bank of New York at June 30, 2021.

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to originate loans, unused lines of credit and standby letters of credit, which involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. Our exposure to credit loss is represented by the contractual amount of the instruments. We use the same credit policies in making commitments that we do for on-balance sheet instruments. Management believes that our current sources of liquidity are more than sufficient to fulfill our obligations as of June 30, 2021 pursuant to off-balance-sheet arrangements and contractual obligations.

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

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. We have implemented the following strategies to manage our interest rate risk: growing target deposit accounts; utilizing our investment securities portfolio and interest rate swaps as part of our balance sheet asset and liability and interest rate risk management strategy to reduce the impact of movements in interest rates on net interest income and economic value of equity, which can create temporary valuation adjustments to equity in Accumulated Other Comprehensive Income; continuing the diversification of our loan portfolio by adding more commercial loans, which typically have shorter maturities and/or balloon payments.

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

In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to USD-LIBOR for use in financial contracts that are currently indexed to USD-LIBOR. The Company has approximately $45.7 million in financial instruments which are indexed to USD-LIBOR for which it is monitoring the activity and assessing the related risks.

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

The following table sets forth, at June 30, 2021, the calculation of the estimated changes in our net portfolio value that would result from the specified immediate changes in the United States Treasury yield curve. For purposes of this table, 100 basis points equals 1%.

	EVE
Change in Interest Rates (basis points)	Estimated EVE	Estimated Increase (Decrease)		NPV as a Percent of Portfolio Value of Assets
		Amount	Percent	NPV Ratio	Change
	(Dollars in thousands)
+400bp	$198,233	$(34,523)	(15)%	8%	(1)%
+300bp	209,963	(22,792)	(10)	8	(1)
+200bp	221,599	(11,157)	(5)	9	—
+100bp	228,858	(3,898)	(2)	9	—
0 bp	232,756	—	—	9	—
-100bp	260,000	27,244	12	10	1

The table above indicates that at June 30, 2021, in the event of an instantaneous 100 basis point increase in interest rates, we would experience a 2% decrease in EVE. In the event of an instantaneous 100 basis point decrease in interest rates, we would experience a 12% increase in net portfolio value.

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

ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5. OTHER INFORMATION
Not Applicable.

ITEM 6. EXHIBITS

The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1	Certificate of Incorporation of Blue Foundry Bancorp (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-254079)
3.2	Bylaws of Blue Foundry Bancorp (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-254079)
4	Form of Common Stock Certificate of Blue Foundry Bancorp (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-254079)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from the Company’s Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Financial Condition; (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE FOUNDRY BANCORP, INC.

Dated:	August 6, 2021	By:	/s/ James D. Nesci
James D. Nesci
Chief Executive Officer
(Principal Executive Officer)

Dated:	August 6, 2021	By:	/s/ Daniel Chen
Daniel Chen
Chief Financial Officer
(Principal Financial Officer)