Form 10-Q
period 2021-09-30
Blue Foundry Bancorp
filed 2021-11-05
CIK 1846017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

Not Applicable
(Former Name or Former Address, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	BLFY	The NASDAQ Stock Market LLC
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

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

As of October 29, 2021 the registrant had 28,522,500 shares of common stock, par value $0.01 per share, issued and outstanding.

BLUE FOUNDRY BANCORP AND SUBSIDIARY
FORM 10-Q

Part I Financial Information

ITEM 1. FINANCIAL STATEMENTS

BLUE FOUNDRY BANCORP AND SUBSIDIARY
Consolidated Statements of Financial Condition
September 30, 2021 (Unaudited) and December 31, 2020
(In thousands)

	September 30, 2021	December 31, 2020
	(In thousands)
ASSETS
Cash and cash equivalents	$324,291	$316,445
Securities available for sale, at fair value	314,146	244,587
Assets held for sale	6,117	5,295
Securities held to maturity (fair value of $23,147 at September 30, 2021 and $6,979 at December 31, 2020)	23,325	7,005
Restricted stock, at cost	12,976	16,860
Loans receivable, net of allowance of $15,248 at September 30, 2021 and $16,959 at December 31, 2020	1,238,975	1,267,114
Real estate owned, net	624	624
Interest and dividends receivable	5,706	5,749
Premises and equipment, net	26,648	19,569
Right-of-use assets	26,101	24,878
Bank owned life insurance	21,547	21,186
Other assets	23,877	13,234
Total assets	$2,024,333	$1,942,546

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	$1,265,617	$1,356,184
Advances from the Federal Home Loan Bank	247,600	329,400
Advances by borrowers for taxes and insurance	10,165	10,841
Lease liabilities	27,293	25,535
Other liabilities	25,423	14,986
Total liabilities	1,576,098	1,736,946

Shareholders’ equity
Common stock $0.01 par value; 28,522,500 shares authorized; 28,522,500 shares issued and outstanding	285	10
Additional paid-in capital	281,786	822
Retained earnings	189,081	205,799
Unallocated common shares held by ESOP (2,281,800 shares)	(22,405)	—
Accumulated other comprehensive (loss) income	(512)	(1,031)
Total shareholders’ equity	448,235	205,600
Total liabilities and shareholders’ equity	$2,024,333	$1,942,546

See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Interest income:
Loans	$12,044	$13,412	$36,362	$41,577
Taxable investment income	1,901	1,578	5,064	5,385
Non-taxable investment income	128	147	392	487
Total interest income	14,073	15,137	41,818	47,449
Interest expense:
Deposits	1,651	3,796	6,848	12,611
Borrowed funds	1,318	1,712	4,357	5,090
Total interest expense	2,969	5,508	11,205	17,701
Net interest income	11,104	9,629	30,613	29,748
(Recovery of) provision for loan losses	(338)	1	(1,699)	2,754
Net interest income after (recovery of) provision for loan losses	11,442	9,628	32,312	26,994
Noninterest income:
Fees and service charges	347	399	1,410	1,319
Gain (loss) on premises and equipment	7	—	(79)	—
Write-down of real estate owned	—	—	—	(1,390)
Other	135	212	444	605
Total noninterest income	489	611	1,775	534
Noninterest expense:
Compensation and employee benefits	5,931	6,125	18,321	17,694
Loss on pension withdrawal	9,232	—	9,232	—
Occupancy and equipment	1,853	1,504	5,849	4,246
Loss on assets held for sale	—	—	21	12,765
Data processing	1,781	955	5,432	2,719
Prepayment fees	1,401	843	1,401	843
Advertising	603	1,090	1,595	1,738
Professional services	875	1,779	2,819	6,257
Directors fees	136	123	413	370
Provision for commitment and letters of credit	1,245	—	541	—
Federal deposit insurance	130	131	384	200
Goodwill impairment	—	—	—	15,460
Contribution to Blue Foundry Charitable Foundation	9,000	—	9,000	—
Other	931	452	2,282	1,469
Total noninterest expenses	33,118	13,002	57,290	63,761
Loss before income tax benefit	(21,187)	(2,763)	(23,203)	(36,233)
Income tax benefit	(6,217)	(1,098)	(6,485)	(6,489)
Net loss	$(14,970)	$(1,665)	$(16,718)	$(29,744)
Basic and diluted earnings per share	$(0.68)	n/a	n/a	n/a
Weighted average shares outstanding	21,979,861	n/a	n/a	n/a

See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP AND SUBSIDIARY
Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Net loss	$(14,970)	$(1,665)	$(16,718)	$(29,744)
Other comprehensive (loss) income:
Unrealized (loss) gain on securities available for sale:
Unrealized holding (loss) gain arising during the period	(1,501)	135	(3,254)	3,989
	(1,501)	135	(3,254)	3,989
Unrealized (gain) loss on cash flow hedge:
Reclassification adjustment for (gains) losses included in net income	(368)	(317)	(1,059)	(413)
Unrealized holding gain (loss) arising during the period	1,028	729	5,084	(5,721)
	660	412	4,025	(6,134)
Defined benefit plans:
Reclassification adjustment for amortization of:
Net actuarial gain (loss)	52	49	155	(195)
	52	49	155	(195)

Total tax effect	248	(272)	(407)	553
Total other comprehensive (loss) income	(541)	324	519	(1,787)
Comprehensive loss	$(15,511)	$(1,341)	$(16,199)	$(31,531)

See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP AND SUBSIDIARY
Consolidated Statements of Changes in Shareholders’ Equity
Nine Months Ended September 30, 2021 and 2020
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unallocated Common Stock Held by ESOP	Total Shareholders’ Equity
	(In thousands)
Balance at January 1, 2020	$10	$822	$237,306	$(517)	$—	$237,621
Net loss	—	—	(11,334)	—	—	(11,334)
Other comprehensive loss	—	—	—	(2,931)	—	(2,931)
Balance at March 31, 2020	$10	$822	$225,972	$(3,448)	$—	$223,356
Net loss	—	—	(16,744)	—	—	(16,744)
Other comprehensive loss	—	—	—	820	—	820
Balance at June 30, 2020	$10	$822	$209,228	$(2,628)	$—	$207,432
Net loss	—	—	(1,665)	—	—	(1,665)
Other comprehensive income	—	—	—	324	—	324
Balance at September 30, 2020	$10	$822	$207,563	$(2,304)	$—	$206,091

Balance at January 1, 2021	$10	$822	205,799	$(1,031)	$—	$205,600
Net loss	—	—	(745)	—	—	(745)
Other comprehensive income	—	—	—	597	—	597
Balance at March 31, 2021	$10	$822	$205,054	$(434)	$—	$205,452
Net loss	—	—	(1,003)	—	—	(1,003)
Other comprehensive income	—	—	—	463	—	463
Balance at June 30, 2021	$10	$822	$204,051	$29	$—	$204,912
Net loss	—	—	(14,970)	—	—	(14,970)
Proceeds of stock offering and issuance of common shares (net of issuance costs of $4.8 million)	268	273,330	—	—	—	273,598
Issuance of common shares donated to the Blue Foundry Charitable Foundation	7	7,493	—	—	—	7,500
Purchase of common shares by the ESOP (2,281,800 shares)	—		—	—	(22,818)	(22,818)
ESOP shares committed to be released	—	141	—	—	413	554
Other comprehensive (loss) income	—	—	—	(541)	—	(541)
Balance at September 30, 2021	$285	$281,786	$189,081	$(512)	$(22,405)	$448,235

See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
	(In thousands)
Cash flows from operating activities
Net loss	$(16,718)	$(29,744)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,644	1,411
Change in right-of-use asset	1,974	946
Amortization (accretion) of: Deferred loan fees, costs, and discounts, net	492	(802)
Premiums and discounts on securities	624	208
Goodwill impairment	—	15,460
Deferred income tax benefit	(7,404)	(5,706)
Dividends on CRA fund	—	(15)
(Recovery) provision for loan losses	(1,699)	2,754
Loss on sales and calls of securities	—	119
Loss on assets held for sale	21	12,765
Loss on premises and equipment	79	—
Net loss on Real Estate Owned	—	1,390
Increase in BOLI cash surrender value	(362)	(460)
Issuance of common shares donated to Blue Foundry Charitable Foundation	7,500	—
ESOP expense	554	—
Expense on withdrawal from pension plan	9,232	—
Decrease (increase) in interest and dividends receivable	43	(672)
(Increase) decrease in other assets	(1,323)	886
Increase (decrease) in other liabilities	3,111	(125)
Change in lease liability	(1,439)	(654)
Net cash provided by operating activities	(3,671)	(2,239)

Cash flows from investing activities
Net decrease in loans	29,347	73,158
Purchases of securities available for sale	(134,927)	(96,148)
Purchases of securities held to maturity	(20,362)	—
Sales of equity securities	—	4,178
Proceeds from calls of securities held to maturity	4,000	—
Proceeds from sales and calls of securities available for sale	14,000	11,437
Principal payments and maturities on securities available for sale	47,533	67,609
Redemption (purchase) of Federal Home Loan Bank stock	3,884	(1,899)
Proceeds from Bank owned life insurance	—	275
Purchases of premises and equipment	(9,695)	(3,084)
Net cash used in investing activities	(66,220)	55,526

Cash flows from financing activities
Net (decrease) increase in deposits	(90,567)	28,541
Proceeds of advances from Federal Home Loan Bank	474,600	478,000
Repayments of advances from Federal Home Loan Bank	(556,400)	(435,500)
Net decrease in advances by borrowers for taxes and insurance	(676)	(247)
Net proceeds from issuance of common shares	250,780	—
Net cash provided by financing activities	77,737	70,794
Net increase in cash and cash equivalents	7,846	124,081
Cash and cash equivalents at beginning of period	316,445	124,034
Cash and cash equivalents at end of period	$324,291	$248,115

BLUE FOUNDRY BANCORP AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
	(In thousands)
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$11,032	$17,707
Income taxes	150	103

Supplemental noncash disclosures
Transfers of assets to held for sale	$892	$5,695
Lease liabilities arising from obtaining right-of-use assets	3,197	26,467
Purchase of common shares by the ESOP	(22,818)	—

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

On July 15, 2021, the Company became the holding company for the Bank when Blue Foundry, MHC completed its conversion into the stock holding company form of organization. In connection with the conversion, the Company sold 27,772,500 shares of common stock at a price of $10 per share, for gross proceeds of $277.7 million. The Company also contributed 750,000 shares of common stock and $1.5 million in cash to Blue Foundry Charitable Foundation, Inc. Shares of the Company’s common stock began trading on July 16, 2021 on the Nasdaq Global Select Market under the trading symbol “BLFY.”

Basis of Financial Statement Presentation: The consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles. The financial statements were prepared in accordance with the instructions for Form 10-Q and with Regulation S-X and do not include information or footnotes necessary for a complete presentation of the financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (“GAAP”). The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and revenues and expenses for the period. Actual results could differ from those estimates. Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net income or shareholders’ equity. The results of operations and other data presented for the three and nine months ended September 30, 2021 are not necessarily indicative of the results of operations that may be expected for subsequent periods or the full year results. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in Company’s prospectus, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) on May 21, 2021.

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

For all loan classes, the accrual of income on loans, including impaired loans, is generally discontinued when a loan becomes 90 days delinquent or when certain factors indicate reasonable doubt as to the ability of the borrower to meet contractual principal and/or interest obligations. Loans on which the accrual of income has been discontinued are designated as nonaccrual loans. All previously accrued interest is reversed and income is recognized subsequently only in the period received, provided the remaining principal balance is deemed collectible. A nonaccrual loan is not returned to an accrual status until principal and interest payments are brought current and factors indicating doubtful collection no longer exist.

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
•    Management assessment based on historical Bank performance and peer market data for Probability-Driven Loss Given Default for each loan type, weighted by:

o    State of the local economy, including regional economic conditions;
o    Local and regional unemployment;
o    Delinquency and foreclosure rates in the local market;
o    Valuations and level of activity in the local housing market;
o    Other factors, including local and federal government intervention in economic situations which could support or impair credit and valuation, and broader macroeconomic considerations, as well as evolving marketplace, regulatory and legal risk factors

The loan portfolio is categorized according to collateral type, loan purpose, lien position, or borrower type (i.e., commercial, consumer). The categories used include residential one-to-four family, multifamily, non-residential, construction and land, junior liens, commercial and industrial (consisting primarily of Paycheck Protection Program, or “PPP”, loans), and consumer and other.

Retirement Benefits: Effective January 1, 2020 the Defined Benefit Plan adopted by the Company has been amended to freeze the plan, eliminating all future benefit accruals. The plan was a noncontributory, defined benefit, multiemployer pension plan which covered employees who meet certain eligibility requirements of the plan. Pension plan costs, based upon actuarial assumptions of current and future benefits for employees, are charged to expense and are funded based on the maximum amount that can be deducted for federal income tax purposes. In August, 2021 the Company notified Pentegra of its intent to withdraw from the DB Plan, effective September 30, 2021. The Company recorded an accrued withdrawal liability for the estimated exit price of the defined benefit pension plan, in accordance with ASC 450. The withdraw is expected to close in the fourth quarter of 2021.

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

In August, 2021 the Company notified Pentegra of its intent to withdraw from the DB Plan, effective September 30, 2021. The Company recorded an accrued withdrawal liability for the estimated exit price of the defined benefit pension plan, in accordance with ASC 450. The withdrawal is expected to close in the fourth quarter of 2021.

Employee Stock Ownership Plan: The cost of shares issued to the ESOP, but not yet allocated to participants, is shown as a reduction of shareholders’ equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares reduce the ESOP’s debt and accrued interest.

Earnings per share: Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. ESOP shares committed to be released are considered to be outstanding for purposes of the earnings per share computation. ESOP shares that have not been legally released, but that relate to employee services rendered during an accounting period (interim or annual) ending before the related debt service payment is made, are considered committed to be released. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options awards and are determined using the treasury stock method.

Adoption of New Accounting Standards: Effective January 1, 2020, the Company adopted ASU No. 2016-02, “Leases (Topic 842)” which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard permits entities to use an optional transition method which allows an entity to continue to use guidance from ASC 840 in the comparative periods presented in the adoption year of ASC 842. The optional election also allows entities to utilize several practical expedients including the recognition of a cumulative-effect adjustment to the opening balance of retained earnings in the adoption year. Since all leases at the Company were accounted for as operating leases under ASC 840 and are still considered to be operating leases under ASC 842, no adjustment was needed to retained earnings as of the beginning of the period. Other practical expedients utilized included:

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

Accounting Standards Not Yet Adopted: The FASB issued, but the Company has not yet adopted, ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” to replace the incurred loss model for loans and other financial assets with an expected loss models, which is referred to as the current expected credit loss (“CECL”) model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized costs, including loan receivables and held-to maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in certain leases recognized by a lessor. In addition, the amendments in Topic 326 require credit losses on available-for-sale to be presented as a valuation allowance rather than a direct write-down on the basis of the securities. The Company is required to adopt this standard on January 1, 2023. At this time, the Company cannot reasonably estimate the impact that the adoption of CECL will have on the financial statements, but is in process of developing a methodology to implement the standard.

NOTE 2 – SECURITIES

The amortized cost of securities available for sale and their estimated fair values at September 30, 2021 and December 31, 2020 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
September 30, 2021
Available for sale
U.S. Treasury Note	$6,901	$—	$(128)	$6,773
Corporate Bonds	86,169	2,038	(89)	88,118
U.S. Government agency obligations	25,311	73	(144)	25,240
Obligations issued by U.S. states and their political subdivisions	21,106	1,161	(3)	22,264
Mortgage-backed securities: Residential one-to-four family	123,930	237	(1,364)	122,803
Multifamily	41,497	790	(73)	42,214
Asset-backed securities	6,769	11	(46)	6,734
Total available-for-sale	$311,683	$4,310	$(1,847)	$314,146

December 31, 2020
Available for sale
U.S. Treasury Note	$9,989	$11	$—	$10,000
Corporate Bonds	57,478	1,863	—	59,341
U.S. Government agency obligations	19,787	89	(201)	19,675
Obligations issued by U.S. states and their political subdivisions	23,280	1,515	—	24,795
Mortgage-backed securities: Residential one-to-four family	71,773	951	(8)	72,716
Multifamily	56,563	1,499	(2)	58,060
Total available-for-sale	$238,870	$5,928	$(211)	$244,587

The amortized cost of securities held-to-maturity and their estimated fair values at September 30, 2021 and December 31, 2020, are as follows:

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
	(In thousands)
September 30, 2021
Held-to-maturity
Collateralized loan obligation	$3,000	$—	$—	$3,000
Asset-backed securities	15,325	—	(186)	15,139
Corporate bonds	5,000	8	—	5,008
Total held-to-maturity	$23,325	$8	$(186)	$23,147

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
	(In thousands)
December 31, 2020
Held-to-maturity
Collateralized loan obligation	$7,005	$—	$(26)	$6,979
Total Held-to-maturity	$7,005	$—	$(26)	$6,979

Proceeds from sales and calls of available-for-sale securities totaled $10.0 million and $14.0 million in the three and nine months ended September 30, 2021 and $6.5 million and $11.4 million in the three and nine months ended September 30, 2020, respectively.

There were no other-than-temporary impairment (“OTTI”) charges for the three and nine months ended September 30, 2021 or September 30, 2020, respectively.

The amortized cost and fair value of debt securities are shown below by contractual maturity. Expected maturities on mortgage-backed securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. Securities not due at a single maturity are shown separately:

	September 30, 2021
	Amortized Cost	Estimated Fair Value
	(In thousands)
Available-for-sale
Due in one year or less	$11,257	$11,388
Due from one year to five years	91,243	93,410
Due from five to ten years	38,783	39,422
Due after ten years	4,973	4,909
Mortgage-backed securities	165,427	165,017
Total	$311,683	$314,146

Held-to-maturity
Due in one year or less	$3,000	$3,000
Due from one year to five years	11,084	11,067
Due from five to ten years	9,241	9,080
Total	$23,325	$23,147

The following tables summarize available-for-sale securities with unrealized losses at September 30, 2021 and December 31, 2020, aggregated by major security type and length of time in a continuous loss position.

	Less than 12 Months		12 Months or More		Total
	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value
	(In thousands)
September 30, 2021
Available for sale
U.S. Treasury Note	$(128)	$6,773	$—	$—	$(128)	$6,773
Corporate Bonds	(89)	17,415	—	—	(89)	17,415
U.S. Government agency obligations	—	—	(144)	8,680	(144)	8,680
Obligations issued by U.S. states and their political subdivisions	(3)	1,851	—	—	(3)	1,851
Mortgage-backed securities:
Residential one-to-four family	(1,364)	106,396	—	—	(1,364)	106,396
Multifamily	(73)	916	—	186	(73)	1,102
Asset-backed securities	(46)	1,713	—	—	(46)	1,713
Total available-for-sale	$(1,703)	$135,064	$(144)	$8,866	$(1,847)	$143,930

December 31, 2020
Available for sale
U.S. Treasury Note	$—	$—	$—	$—	$—	$—
Corporate Bonds	—	—	—	—	—	—
U.S. Government agency obligations	(54)	3,559	(147)	10,014	(201)	13,573
Obligations issued by U.S. states and their political subdivisions	—	—	—	—	—	—
Mortgage-backed securities:
Residential one-to-four family	(7)	3,228	(1)	115	(8)	3,343
Multifamily	(2)	738	—	313	(2)	1,051
Total available-for-sale	$(63)	$7,525	$(148)	$10,442	$(211)	$17,967

There was one collateralized loan obligation held to maturity security in an unrecognized loss position for more than twelve months at September 30, 2021. This collateralized loan obligation security had a fair value of $3.0 million, and was in a minimal unrecognized loss position, at September 30, 2021. The Company did not have any held to maturity securities in an unrecognized loss position for more than twelve months at December 31, 2020. There were two asset-backed held to maturity securities with total fair value of $15.1 million, in an aggregate unrecognized loss position for less than twelve months of $186 thousand, at September 30, 2021, and one collateralized loan obligation held to maturity security with a fair value of $3.0 million, in an unrecognized loss position for less than 12 months of $26 thousand, at December 31, 2020.

On September 30, 2021, three U.S. Government agency obligations, one U.S Treasury note, two obligations issued by U.S. states and their political subdivisions, and twenty-six mortgage-backed securities held by the Company were in an unrealized loss position in the available-for-sale portfolio. These securities were all issued by U.S. Government-sponsored entities and agencies, which the government has affirmed its commitment to support. There were also seven investment grade corporate bonds and two asset-backed securities in an unrealized loss position. The Company does not consider these securities to be other-than-temporarily impaired due to the decline in fair value being attributable to changes in interest rates and liquidity, not credit quality. The Company also does not intend to sell these securities, nor does it foresee being required to sell them before the anticipated recovery (maturity).

Securities pledged at September 30, 2021 and December 31, 2020, had a carrying amount of $9.8 million and $12.7 million, respectively, and were pledged to secure public deposits, Federal Home Loan Bank (“FHLB”) advances, repurchase agreements and derivatives.

NOTE 3 – LOANS RECEIVABLE, NET

A summary of loans receivable, net at September 30, 2021 and December 31, 2020, is as follows:

	September 30, 2021	December 31, 2020
	(In thousands)
Residential one-to-four family	$522,213	$611,603
Multifamily	511,408	427,436
Non-residential	130,823	128,141
Construction and land	21,337	33,691
Junior liens	19,540	23,814
Commercial and industrial (including PPP)	44,262	54,053
Consumer and other	80	99
Total loans	1,249,663	1,278,837

Deferred fees, costs and premiums and discounts, net	4,560	5,236
Allowance for loan losses	(15,248)	(16,959)
	(10,688)	(11,723)
Loans receivable, net	$1,238,975	$1,267,114

The commercial and industrial portfolio is comprised of $41.1 million of PPP loans as well as $3.2 million of general commercial and industrial loans, including Small Business Administration (“SBA”), as of September 30, 2021.

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
•Commercial and Industrial Loans consist of SBA Paycheck Protection Program loans, and other loans that are originated or purchased. This program originated from the Coronavirus Aid Relief and Economic Security (“CARES”) Act. The SBA will forgive loans if all employee retention criteria are met, and the funds are used for eligible expenses.
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

The following tables presents the activity in the Company’s allowance for loan losses by class of loans based on the most recent analysis performed for the three and nine months ended September 30, 2021, and 2020:

	Residential One-To-Four Family	Multifamily	Non-Residential	Construction and Land	Junior Liens	Commercial and Industrial (including PPP)	Consumer and Other	Unallocated	Total
	(In thousands)
Three Months Ended September 30, 2021
Allowance for loan losses
Beginning balance	$2,918	$5,350	$3,243	$3,185	$758	$4	$42	$93	$15,593
Charge-offs	—	—	—	—	—	—	(7)	—	(7)
Recoveries	—	—	—	—	—	—	—	—	—
(Recovery of) provision for loan losses	(43)	386	(116)	(556)	(54)	39	5	1	(338)
Total ending allowance balance	$2,875	$5,736	$3,127	$2,629	$704	$43	$40	$94	$15,248

Nine Months Ended September 30, 2021
Allowance for loan losses
Beginning balance	$3,579	$5,460	$3,244	$3,655	$916	$2	$48	$55	$16,959
Charge-offs	—	—	—	—	—	—	(12)	—	(12)
Recoveries	—	—	—	—	—	—	—	—	—
(Recovery of) provision for loan losses	(704)	276	(117)	(1,026)	(212)	41	4	39	(1,699)
Total ending allowance balance	$2,875	$5,736	$3,127	$2,629	$704	$43	$40	$94	$15,248

Three Months Ended September 30, 2020
Allowance for loan losses
Beginning balance	$3,691	$4,776	$2,742	$4,823	$1,067	$—	$53	$99	$17,251
Charge-offs	—	—	—	—	—	—	(2)	—	(2)
Recoveries	—	—	—	—	—	—	—	—	—
(Recovery of) provision for loan losses	(260)	117	(225)	(117)	(39)		(1)	526	1
Total ending allowance balance	$3,431	$4,893	$2,517	$4,706	$1,028	$—	$50	$625	$17,250

Nine Months Ended September 30, 2020
Allowance for loan losses
Beginning balance	$3,446	$4,256	$2,548	$3,028	$1,002	$—	$57	$164	$14,501
Charge-offs	—	—	—	—	—	—	(5)	—	(5)
Recoveries	—	—	—	—	—	—	—	—	—
(Recovery of) provision for loan losses	(15)	637	(31)	1,678	26		(2)	461	2,754
Total ending allowance balance	$3,431	$4,893	$2,517	$4,706	$1,028	$—	$50	$625	$17,250

The following table represents the allocation of allowance for loan losses and the related recorded investment (including deferred fees and costs) in loans by loan portfolio segment disaggregated based on the impairment methodology at September 30, 2021 and December 31, 2020:

	Residential One-To-Four Family	Multifamily	Non-Residential	Construction and Land	Junior Liens	Commercial and Industrial (including PPP)	Consumer and Other	Unallocated	Total
	(In thousands)
September 30, 2021
Allowance for loan losses:
Individually evaluated for impairment	$32	$—	$—	$—	$—	$—	$39	$—	$71
Collectively evaluated for impairment	2,843	5,736	3,127	2,629	704	43	1	94	15,177
Total	$2,875	$5,736	$3,127	$2,629	$704	$43	$40	$94	$15,248

Loans receivable:
Individually evaluated for impairment	$10,133	$1,032	$5,004	$—	$56	$—	$39	$—	$16,264
Collectively evaluated for impairment	516,698	511,847	125,846	21,290	19,576	42,661	41		1,237,959
Total	$526,831	$512,879	$130,850	$21,290	$19,632	$42,661	$80	$—	$1,254,223

December 31, 2020
Allowance for loan losses:
Individually evaluated for impairment	$49	$26	$—	$—	$—	$—	$46	$—	$121
Collectively evaluated for impairment	3,530	5,434	3,244	3,655	916	2	2	55	16,838
Total	$3,579	$5,460	$3,244	$3,655	$916	$2	$48	$55	$16,959

Loans receivable:
Individually evaluated for impairment	$11,829	$1,721	$5,084	$—	$58	$—	$46	$—	$18,738
Collectively evaluated for impairment	604,419	427,374	123,133	33,630	23,860	52,867	52	—	1,265,335
Total	$616,248	$429,095	$128,217	$33,630	$23,918	$52,867	$98	$—	$1,284,073

The following table presents information related to impaired loans by class of loans as of September 30, 2021, September 30, 2020 and December 31, 2020:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
	(In thousands)
September 30, 2021
With no related allowance recorded:
Residential one-to-four family	$8,757	$9,065	$—	$9,666	$9	$8
Multifamily	1,030	1,032	—	1,249	17	15
Non-residential	5,155	5,004	—	4,899	173	159
Construction and land	—	—	—	—	—	—
Commercial and Industrial (including PPP)	—	—	—	—	—	—
Junior liens	56	56	—	57	2	2
	14,998	15,157	—	15,871	201	184
With an allowance recorded:
Residential one-to-four family	1,069	1,068	32	1,297	38	34
Multifamily	—	—	—	—	—	—
Non-residential	—	—	—	—	—	—
Construction and land	—	—	—	—	—	—
Commercial and Industrial (including PPP)	—	—	—	—	—	—
Consumer and other	39	39	39	42	2	1
	1,108	1,107	71	1,339	40	35
Total	$16,106	$16,264	$71	$17,210	$241	$219

September 30, 2020
With no related allowance recorded:
Residential one-to-four family	$6,399	$6,508	$—	$473	$97	$96
Multifamily	1,216	1,226	—	405	45	41
Non-residential	6,006	5,812	—	2,410	207	201
Construction and land	—	—	—	—	—	—
Commercial and Industrial (including PPP)	—	—	—	—	—	—
Junior liens	60	59	—	27	1	1
	13,681	13,605	—	3,315	350	339
With an allowance recorded:
Residential one-to-four family	1,519	1,521	108	679	53	47
Multifamily	353	352	28	157	11	10
Non-residential	—	—	—	—	—	—
Construction and land	—	—	—	—	—	—
Commercial and Industrial (including PPP)	—	—	—	—	—	—
Consumer and other	49	48	48	23	1	1
	1,921	1,921	184	859	65	58
Total	$15,602	$15,526	$184	$4,174	$415	$397

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
	(In thousands)
December 31, 2020
With no related allowance recorded:
Residential one-to-four family	$11,161	$10,375	$—	$4,143	$26	$25
Multifamily	1,360	1,371	—	1,051	40	38
Non-residential	5,678	5,084	—	5,413	243	225
Construction and land	—	—	—	—	—	—
Commercial and Industrial (including PPP)	—	—	—	—	—	—
Junior liens	58	58	—	60	3	3
	18,257	16,888	—	10,667	312	291
With an allowance recorded:
Residential one-to-four family	1,455	1,454	49	1,472	72	66
Multifamily	351	350	26	353	15	14
Non-residential	—	—	—	—	—	—
Construction and land	—	—	—	—	—	—
Commercial and Industrial (including PPP)	—	—	—	—	—	—
Consumer and other	46	46	46	49	2	2
	1,852	1,850	121	1,874	89	82
Total	$20,109	$18,738	$121	$12,541	$401	$373

The recorded investment in loans includes deferred fees, costs and discounts. For purposes of this disclosure, the unpaid principal balance is not reduced for partial charge-offs.

The total recorded investment of loans whose terms have been modified in troubled debt restructurings was $5.5 million and $6.3 million as of September 30, 2021 and December 31, 2020, respectively. The Company has allocated $72 thousand and $95 thousand, respectively, of specific reserves to troubled debt restructured loans as of September 30, 2021 and December 31, 2020. The modification of the terms of troubled debt restructured includes one or a combination of the following: a reduction of the stated interest rate of the loan or an extension of the maturity date. The Company is not committed to lend any additional amounts to customers with outstanding loans that are classified as troubled debt restructurings as of September 30, 2021.

A troubled debt restructuring (“TDR”) loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the periods ended September 30, 2021 and September 30, 2020.

The Company did not record any troubled debt restructurings during the three and nine months ended September 30, 2021 and 2020, as well as during the previous year.

The following table presents the recorded investment in non-accrual loans and loans past due 90 days or more still on accrual as of September 30, 2021 and December 31, 2020:

	Nonaccrual		Loans Past Due 90 Days and Still Accruing
	9/30/2021	12/31/2020	9/30/2021	12/31/2020
	(In thousands)
Residential one-to-four family	$10,969	$11,813	$—	$—
Multifamily	145	156	—	—
Non-residential	1,236	805	—	—
Construction and land	—	—	—	—
Commercial and industrial (including PPP)	—	—	—	—
Junior liens	114	82	—	—
Total	$12,464	$12,856	$—	$—

The following table presents the recorded investment in past due and current loans by loan portfolio class as of September 30, 2021 and December 31, 2020:

	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans Receivable
	(In thousands)
September 30, 2021
Residential one-to-four family	$542	$9,233	$9,775	$517,056	$526,831
Multifamily	—	145	145	512,734	512,879
Non-residential	191	1,262	1,453	129,397	130,850
Construction and land	—	—	—	21,290	21,290
Junior liens	51	56	107	19,525	19,632
Commercial and Industrial (including PPP)	—	—	—	42,661	42,661
Consumer and other	—	—	—	80	80
Total	$784	$10,696	$11,480	$1,242,743	$1,254,223

December 31, 2020
Residential one-to-four family	$3,151	$10,075	$13,226	$603,022	$616,248
Multifamily	—	156	156	428,939	429,095
Non-residential	—	805	805	127,412	128,217
Construction and land	3,000	—	3,000	30,630	33,630
Junior liens	—	—	—	23,918	23,918
Commercial and Industrial (including PPP)	—	—	—	52,867	52,867
Consumer and other	—	—	—	98	98
Total	$6,151	$11,036	$17,187	$1,266,886	$1,284,073

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

The following table presents the risk category of loans by class of loans based on the most recent analysis performed as of September 30, 2021 and December 31, 2020:

	Pass	Special Mention	Substandard	Doubtful / Loss	Total
	(In thousands)
September 30, 2021
Residential one-to-four family	$515,423	$—	$11,408	$—	$526,831
Multifamily	507,027	4,820	1,032	—	512,879
Non-residential	129,306	146	1,398	—	130,850
Construction and land	21,290	—	—	—	21,290
Junior liens	19,519	—	113	—	19,632
Commercial and Industrial (including PPP)	42,661	—	—		42,661
Consumer and other	80	—	—	—	80
Total	$1,235,306	$4,966	$13,951	$—	$1,254,223

December 31, 2020
Residential one-to-four family	$604,167	$—	$12,081	$—	$616,248
Multifamily	411,369	16,648	1,078	—	429,095
Non-residential	127,089	154	974	—	128,217
Construction and land	33,630	—	—	—	33,630
Junior liens	23,837	—	81	—	23,918
Commercial and Industrial (including PPP)	52,867	—	—	—	52,867
Consumer and other	98	—	—	—	98
Total	$1,253,057	$16,802	$14,214	$—	$1,284,073

NOTE 4 – LEASES

Leases and Lease Obligations:

The Company leases certain office space and equipment under operating leases. These leases have original terms ranging from 1 year to 40 years. Operating lease liabilities and ROU assets are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term.

As of September 30, 2021, the Company had the following related to operating leases:

As of
September 30, 2021
(In thousands)
Right-of-use assets	$26,101
Lease liabilities	$27,293

The following table is a summary of the Company’s components of net lease cost for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(In thousands)
Operating lease cost	$751	$505	$2,264	$1,111
Finance lease cost	6	6	17	10
Variable lease cost	58	23	161	66
Total lease cost	$815	$534	$2,442	$1,187

As of September 30, 2021, the weighted average remaining lease term for operating leases was 12.3 years and the weighted average discount rate used in the measurement of lease liabilities was 1.96%. Cash payments for lease liabilities totaled $653 thousand and $1.91 million, respectively for the three and nine months ended September 30, 2021 and $399 thousand and $1.15 million for the three and nine months ended September 30, 2020.

Future undiscounted lease payments for operating leases with initial terms of one year or more as of September 30, 2021 are as follows:

(In thousands)
2022	$2,971
2023	2,862
2024	2,708
2025	2,401
2026	2,321
Thereafter	17,821
Total undiscounted lease payments	31,084
Less: imputed interest	(3,791)
Total	$27,293

NOTE 5 – DEPOSITS

Deposits at September 30, 2021 and December 31, 2020, are summarized as follows:

	September 30, 2021	December 31, 2020
	(In thousands)
NOW and demand accounts	$396,487	$362,169
Savings	347,620	276,584
Time deposits	521,510	717,431
Total	$1,265,617	$1,356,184

Included within the NOW and demand account caption, as well as the Savings caption above are money market accounts with varying transactional limits.

Time deposits mature as follows for the years ending December 31:

(In thousands)
Remainder of 2021	$128,516
2022	246,645
2023	113,255
2024	20,173
2025	6,801
2026	6,120
$521,510

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

Interest rate swaps with notional amounts totaling $109,000,000 at September 30, 2021 and December 31, 2020, were designated as cash flow hedges of certain Federal Home Loan Bank advances and were determined to be fully effective during all periods presented. The Company expects the hedges to remain fully effective during the remaining terms of the swaps. The fair value of derivative instruments are presented in other assets and other liabilities.

Summary information about the interest-rate swaps designated as cash flow hedges as of period-end is as follows:

	September 30, 2021	December 31, 2020
	(Dollars in thousands)
Notional amounts	$109,000	$109,000
Weighted average pay rates	1.4577%	1.4577%
Weighted average receive rates	0.1241%	0.2303%
Weighted average maturity	5.5 Years	6.0 years
Unrealized losses	$(1,520)	$(5,545)

Interest income (expense) recorded on these swap transactions totaled $(368) thousand, $(1.1) million, $(317) thousand and $(413) thousand during the three and nine months ended September 30, 2021 and 2020, respectively, and is reported as a component of interest expense on FHLB advances. At September 30, 2021, the Company expected $0.4 million of the unrealized loss to be reclassified as an increase to interest expense during the remainder of 2021.

Cash Flow Hedge

The effect of cash flow hedge accounting on accumulated other comprehensive income for the three and nine months ended September 30, 2021 and September 30, 2020 are as follows:

	Amount of Gain (Loss) Recognized in OCI (Net of Tax) on Derivative	Location of Gain (Loss) Reclassified from OCI into Income/(Expense)	Amount of Gain (Loss) Reclassified from OCI to Income/(Expense)
	(In thousands)
Three months ended September 30, 2021
Interest rate contracts	$474	Interest Expense	$(368)

Nine Months Ended September 30, 2021
Interest rate contracts	$2,893	Interest Expense	$(1,059)

Three months ended September 30, 2020
Interest rate contracts	$296	Interest Expense	$(317)

Nine months ended September 30, 2020
Interest rate contracts	$(4,410)	Interest Expense	$(413)

NOTE 7 – RETIREMENT PLANS

The Company has been a participant in the Pentegra Defined Benefit Plan for Financial Institutions (the “Pentegra DB Plan”), a tax-qualified defined benefit pension plan. There is no separate valuation of multi-employer plan benefits nor segregation of plan assets specifically for the Company because the Pentegra DB Plan is a multi-employer plan. The Pentegra DB Plan operates as a multi-employer plan for accounting purposes and as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. There are no collective bargaining agreements in place that require contributions to the Pentegra DB Plan. Benefits are based on years of service and compensation prior to retirement. Annually, Pentegra determines the contributions required to be made by each participating Company, and these contributions are expensed during the year they relate to. The benefits are based on years of service and employee’s compensation. Effective January 1, 2020 this plan was frozen to all current plan participants, eliminating all future benefit accruals. Employees affected by the Pentegra DB Plan amendments noted above will be automatically enrolled into the profit-sharing plan.

The Pentegra DB Plan is a single plan under Internal Revenue Code Section 413(c) and, as a result, all of the assets stand behind all of the liabilities. Accordingly, under the Pentegra DB Plan contributions made by a participating employer may be used to provide benefits to participants of other participating employers. The Company elected to withdraw from the Pentegra DB Plan in August 2021, and has recorded an associated $9.2 million accrued withdrawal liability. The withdrawal is expected to be finalized in the fourth quarter of 2021. The final exit price may vary from the amount originally estimated, as it is based on market pricing.

The Company has a savings plan under Section 401(k) of the Internal Revenue Code, which covers substantially all employees upon employment who have attained the age of 18. Under the plan, employee contributions are partially matched by the Company at its sole discretion.

The Company provides certain health insurance benefits for retired employees and directors meeting plan eligibility requirements. Effective January 1, 2019 the employee postretirement health benefit plan was curtailed, leaving only 10 retired participants and beneficiaries remaining in the plan. Active participants who met certain requirements received payments in lieu of future benefits. The plans are unfunded as of September 30, 2021 and 2020, and the obligation is included in other liabilities as an accrued postretirement benefit cost.

The Company maintains an Executive Supplemental Income Retirement Plan (“SERP”) for certain employees and a Director Retirement Plan (“DRP”). As the SERP and DRP plans are unfunded, there are no plan assets associated with these plans.

The components of net periodic benefit cost and other amounts recognized in other comprehensive income were as follows for the three and nine months ended September 30, 2021 and 2020:

	SERP and DRP
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Service cost	$38	$24	$113	$66
Interest cost	19	21	56	76
Prior Service Cost	17	17	51	51
Amortization:
Net loss (gain)	36	32	106	(135)
Net periodic benefit cost	$110	$94	$326	$58

	Post Retirement
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Service cost	$—	$—	$1	$1
Interest cost	$10	$12	$29	$41
Amortization:
Net loss (gain)	(1)	—	(2)	(111)
Net periodic benefit cost	$9	$12	$28	$(69)

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

REO: Nonrecurring adjustments to certain non-residential, construction and land, and residential one-to-four family real estate properties classified as real estate owned (“REO”) are measured at fair value, less costs to sell. Fair values are based on recent real estate appraisals. These appraisals may use a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Adjustments that are based on contracts / letters of intent result in a Level 2 classification.

The following table summarizes the fair value of assets and liabilities as of September 30, 2021:

		Fair Value Measurements at September 30, 2021, Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Measured on a recurring basis:
Financial assets
Securities available for sale:
U.S. Treasury Note	$6,773	$6,773	$—	$—
Domestic Corporate Bonds	88,118	—	88,118	—
U.S. Government agency obligations	25,240	19,318	5,922	—
Obligations issued by U.S. states and their political subdivisions	22,264	—	22,264	—
Mortgage-backed securities:
Residential one-to-four family	122,803	—	122,803	—
Multifamily	42,214	—	42,214	—
Asset-backed securities	6,734	$—	6,734	—
	$314,146	$26,091	$288,055	$—

Financial Liabilities
Derivatives	$(1,520)	$—	$(1,520)	$—

Measured on a nonrecurring basis:
Nonfinancial assets
Assets held for sale	$5,225	$—	$5,225	$—
Real estate owned	624	—	624	—

In June 2021, certain REO was designated to held for sale and were transferred at cost basis in the amount of $892 thousand, and is therefore not included in the above table.

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

In March 2020, certain premises and REO were re-designated to held for sale, which resulted in a write-down from book value to fair value. The impairment recorded on the premises was $12.8 million which resulted in a remaining book value on those assets of $5.3 million that were reclassified from premises to assets held for sale. The impairment recorded on the REO was $1.4 million, which resulted in a remaining book value on those assets of $624 thousand.

The fair value measurements presented are consistent with Topic 820, Fair Value Measurement, in which fair value represents exit price. The carrying amounts and fair value of financial instruments not carried at fair value, at September 30, 2021 and December 31, 2020 are as follows:

		Fair Value Measurements at September 30, 2021, Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Book Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Financial assets
Cash and due from banks	$324,291	$324,291	$—	$—
Securities held-to-maturity	23,325	—	23,147	—
Loans, net	1,238,975			1,235,172

Financial liabilities
Deposits other than time deposits	744,107	744,107
Time Deposits	521,510	—	521,294	—
Federal Home Loan advances	247,600		244,611

		Fair Value Measurements at December 31, 2020, Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Book Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Financial assets
Cash and due from banks	$316,445	$316,445	$—	$—
Securities held-to-maturity	7,005	—	6,978	—
Loans, net	1,267,114	—	—	1,290,740

Financial liabilities
Deposits other than time deposits	638,753	638,753	—	—
Time Deposits	717,431	—	725,110	—
Federal Home Loan advances	329,400		336,377	—

NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income represents the net unrealized holding gains on securities available-for-sale, derivatives and the funded status of the Company’s benefit plans, as of the consolidated balance sheet dates, net of the related tax effect.

The following is a summary of the changes in accumulated other comprehensive income by component, net of tax, for the periods indicated:

	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-sale Securities	Defined Benefit Pension Items	Total
	(In thousands)
Balance at December 31, 2020	$(3,986)	$4,208	$(1,253)	$(1,031)
Other comprehensive income (loss) before reclassification	3,071	(2,754)	—	317
Amounts reclassified from accumulated other comprehensive income	243	—	37	280
Net current period other comprehensive (loss) gain	3,314	(2,754)	37	597
Balance at March 31, 2021	$(672)	$1,454	$(1,216)	$(434)
Other comprehensive income (loss) before reclassification	$(1,149)	$1,321	$—	$172
Amounts reclassified from accumulated other comprehensive income	254	—	37	291
Net current period other comprehensive (loss) gain	(895)	1,321	37	463
Balance at June 30, 2021	$(1,567)	$2,775	$(1,179)	$29
Other comprehensive income (loss) before reclassification	$209	$(1,053)	$—	$(844)
Amounts reclassified from accumulated other comprehensive income	265	—	38	303
Net current period other comprehensive (loss) gain	474	(1,053)	38	(541)
Balance at September 30, 2021	$(1,093)	$1,722	$(1,141)	$(512)

	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-sale Securities	Defined Benefit Pension Items	Total
	(In thousands)
Balance at December 31, 2019	$(360)	$916	$(1,073)	$(517)
Other comprehensive income (loss) before reclassification	(4,031)	1,070	—	(2,961)
Amounts reclassified from accumulated other comprehensive income	(1)	—	31	30
Net current period other comprehensive (loss) gain	(4,032)	1,070	31	(2,931)
Balance at March 31, 2020	$(4,392)	$1,986	$(1,042)	$(3,448)
Other comprehensive income (loss) before reclassification	$(743)	$1,701	$—	$958
Amounts reclassified from accumulated other comprehensive income	69	—	(207)	(138)
Net current period other comprehensive (loss) gain	(674)	1,701	(207)	820
Balance at June 30, 2020	$(5,066)	$3,687	$(1,249)	$(2,628)
Other comprehensive income (loss) before reclassification	$68	$(7)	$—	$61
Amounts reclassified from accumulated other comprehensive income	228	—	35	263
Net current period other comprehensive (loss) gain	296	(7)	35	324
Balance at September 30, 2020	$(4,770)	$3,680	$(1,214)	$(2,304)

The following is significant amounts reclassified out of each component of accumulated other comprehensive income (loss):

Details about Accumulated Other Comprehensive Income Components	Three Months Ended September 30,		Affected Line Item in the Statement Where Net Income is Presented
	2021	2020
	(In thousands)
Gains and (losses) on cash flow hedges:
Interest rate contracts	$(368)	$(317)	Interest (expense) income

Amortization of benefit plan items:
Net actuarial loss	(52)	(49)	Compensation and employee benefits
Total tax effect	118	103	Income tax expense
Total reclassification for the period, net of tax	$(302)	$(263)

Details about Accumulated Other Comprehensive Income Components	Nine Months Ended September 30,		Affected Line Item in the Statement Where Net Income is Presented
	2021	2020
	(In thousands)
Gains and (losses) on cash flow hedges:
Interest rate contracts	$(1,059)	$(413)	Interest (expense) income

Amortization of benefit plan items:
Net actuarial loss	(155)	$195	Compensation and employee benefits
Total tax effect	341	61	Income tax expense
Total reclassification for the period, net of tax	$(873)	$(157)

NOTE 10 – REVENUE FROM CONTRACTS WITH CUSTOMERS AND OTHER INCOME

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income in the Statement of Operations. The following table presents the Company’s sources of revenue from contracts with customers for the three and nine months ended September 30, 2021 and 2020, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Noninterest income
Service charges on deposits	$246	$188	$706	$527
Interchange income	9	5	25	16
Total Revenue from Contracts with Customers	$255	$193	$731	$543

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

NOTE 11 - EARNINGS PER SHARE

Basic EPS represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares (such as stock options) were exercised or converted into additional common shares that would then share in the earnings of the entity. Diluted EPS is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding for the period, plus the effect of potential dilutive common share equivalents.

There were no securities or other contracts that had a dilutive effect during the three and nine months ended September 30, 2021, and therefore the weighted-average common shares outstanding used to calculate both basic and diluted EPS are the same. Shares held by the Employee Stock Ownership Plan (“ESOP”) that have not been allocated to employees in accordance with the terms of the ESOP, referred to as “unallocated ESOP shares”, are not deemed outstanding for earnings per share calculations. Earnings per share data is not applicable for the three and nine months ended September 30, 2020 as the Company had no shares outstanding.

Three Months Ended September 30,
2021
(Income In thousands)
Net income applicable to common shares	$(14,970)

Average number of common shares outstanding	23,872,092
Less: Average unallocated ESOP shares	1,892,231
Average number of common shares outstanding used to calculate basic earnings per common share	21,979,861
Common stock equivalents	—
Earnings per common share basic and diluted	$(0.68)

All unallocated ESOP shares have been excluded from the calculation of basic and diluted EPS. The Company did not present earnings per share for the nine months ended September 30, 2021 because the year-to-date weighted average computation would present a figure that would not aid investors in understanding the Company’s financial results.

NOTE 12 - SUBSEQUENT EVENTS

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

Debt Repayment

On October 21, 2021, the Bank extinguished $62.1 million in borrowings from the Federal Home Loan Bank of New York. This repayment has enhanced the Bank’s overall net interest margin and reduced its wholesale funding ratio. These borrowings had a weighted average rate of 1.9% and a weighted average remaining life of 0.86 years. The Bank incurred a prepayment penalty of $755 thousand associated with the extinguishment of this debt.

NOTE 13 - ESOP

Employees participate in an Employee Stock Ownership Plan (ESOP). The ESOP borrowed funds from the Company to purchase 2,281,800 shares of stock at $10 per share. The Bank makes discretionary contributions to the ESOP, as well as paying dividends on unallocated shares to the ESOP, and the ESOP uses funds it receives to repay the loan. When loan payments are made, ESOP shares are allocated to participants based on relative compensation. Participants receive the shares at the end of employment. Dividends on allocated shares increase participants accounts.

There were no contributions to the ESOP during the first nine months of 2021, as the initial annual loan payment will be made during the fourth quarter. Expense recorded was $554 thousand during the first nine months of 2021, and is recognized over the service period.

Shares held by the ESOP were as follows:

Nine Months Ended September 30,
2021
(Dollars in thousands)

Allocated to participants	41,290
Unallocated	2,240,510
Total ESOP shares	2,281,800

Fair value of unearned shares at September 30, 2021	$30,897

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section is intended to assist in the understanding of the financial performance of the Company and its subsidiary through a discussion of our financial condition as of September 30, 2021, and our results of operations for the three and nine month periods ended September 30, 2021 and 2020. This section should be read in conjunction with the unaudited interim condensed consolidated financial statements and notes thereto of the Company appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements: conditions related to the global coronavirus pandemic that has and will continue to pose risks and could harm our business and results of operations; general economic conditions, either nationally or in our market areas, that are worse than expected; changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; our ability to access cost-effective funding; fluctuations in real estate values and both residential and commercial real estate market conditions; demand for loans and deposits in our market area; our ability to implement and change our business strategies; competition among depository and other financial institutions; inflation and changes in the interest rate environment that reduce our margins and yields, the fair value of financial instruments or our level of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make; adverse changes in the securities or secondary mortgage markets; changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, capital requirements and insurance premiums; changes in monetary or fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; changes in the quality or composition of our loan or investment portfolios; technological changes that may be more difficult or expensive than expected; a failure or breach of our operational or security systems or infrastructure, including cyber-attacks; the inability of third party providers to perform as expected; our ability to manage market risk, credit risk and operational risk in the current economic environment; our ability to enter new markets successfully and capitalize on growth opportunities; our ability to successfully integrate into our operations any assets, liabilities, customers, systems and management personnel we may acquire and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related there to; changes in consumer spending, borrowing and savings habits; changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board; our ability to retain key employees; the ability of the U.S. Government to manage federal debt limits; and changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

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

Executive Summary

COVID-19 Pandemic

During the COVID-19 pandemic, economies throughout the world have been severely disrupted by the effects of quarantines, business closures, and the reluctance of individuals to leave their homes as a result of the outbreak of the novel coronavirus (COVID-19). Our primary market area of New Jersey became part of several epicenters of the COVID-19 pandemic. The full impact of the COVID-19 pandemic is unknown and evolving. The pandemic and any preventative or protective actions that the Company or its customers have taken or may take in respect of this virus may result in extended periods of disruption to the Company, its customers, service providers, and third parties. The Bank evaluated the potential range of impacts from COVID-19 on its significant estimates as of September 30, 2021. These impacts were reflected in the allowance for loan losses through qualitative and quantitative factors. In addition, the Bank’s capital ratios were in excess of all regulatory requirements. The extent to which the COVID-19 pandemic impacts the Company’s results will depend on future developments, which are highly uncertain and cannot be predicted.

Summaryof Results

During the third quarter of 2021, we continued to invest in our core business as general economic conditions continued to improve.

–We reported a net loss of $15.0 million for the three months ended September 30, 2021 compared to a net loss of $1.7 million for the three months ended September 30, 2020, and a net loss of $16.7 million for the nine months ended September 30, 2021 compared to a net loss of $29.7 for the nine months ended September 30, 2020. The increase in net loss for the three month comparative period was driven by an increase in non-interest expenses, particularly a liability recorded in connection with the Company’s withdrawal from a multi-employer defined-benefit pension plan, as well as an expense associated with the contribution of common shares to the Blue Foundry Charitable Foundation. The improvement in net loss for the nine month comparative period was largely driven by a decrease in non-interest expenses, in particular the reclassification of certain properties as held-for-sale and subsequent impairment in the first quarter of 2020 and goodwill impairment recorded in the second quarter of 2020. Those items were partially offset by the liability associated with the Company’s withdrawal from the multi-employer defined-benefit pension plan and the contribution of common shares to the charitable foundation.
–Net interest margin increased nine and decreased seven basis points for the three and nine months ended September 30, 2021, respectively, compared to the corresponding prior year periods.

–Gross loans decreased $29.2 million, or 2.28%, to $1.25 billion at September 30, 2021 from $1.28 billion at December 31, 2020.
–Total non-interest expense was $33.1 million for the three months ended September 30, 2021, compared to $13.0 million for the three months ended September 30, 2020. For the nine months ended September 30, 2021 non-interest expense was $57.3 million, compared to $63.8 million for the nine months ended September 30, 2020. The increase in non-interest expenses for the three month comparative period was related to a $9.2 million liability associated with the Company’s withdrawal from a multi-employer defined-benefit pension plan, as well as an expense of $9.0 million for the contribution of common stock of the Company to the Blue Foundry Charitable Foundation, Inc. The decrease in non-interest expenses for the nine month comparative period related to the designation of certain premises and real estate owned (“OREO”) as held for sale, and a subsequent write-down from book value to fair value, in the first quarter of 2020 resulting in an impairment of $12.8 million. In addition, the Company recorded goodwill impairment of $15.5 million during the second quarter of 2020. Those items were partially offset by the liabilities discussed above that impacted the three month comparative period.
–The provision for credit losses was a $0.3 million recovery for the three months ended September 30, 2021 compared to a provision of $1 thousand for the three months ended September 30, 2020, and a $1.7 million recovery for the nine months ended September 30, 2021 compared to a $2.8 million provision for the nine months ended September 30, 2020.
–Non-maturity deposits continued to rise, representing 59% of total deposits and approximately $744.1 million as of September 30, 2021, compared to 47% and approximately $638.8 million as of December 31, 2020.
–The cost of interest-bearing deposits decreased 66 and 62 basis points to 0.52% and 0.70% for the three and nine months ended September 30, 2021, respectively, compared to the three and nine months ended September 30, 2020.
–Non-accrual loans totaled $12.5 million as of September 30, 2021 compared to $12.9 million at December 31, 2020.

Comparison of Operating Results for the Three and Nine Month Periods Ended September 30, 2021 and 2020

General. Net income decreased $13.3 million, to a net loss of $15.0 million for the three months ended September 30, 2021, compared to a net loss of $1.7 million for the three months ended September 30, 2020, and increased $13.0 million, to a net loss of $16.7 million for the nine months ended September 30, 2021, compared to a net loss of $29.7 million for the nine months ended September 30, 2020. For the three month comparative period, the decrease was primarily due to the $9.2 million liability associated with the Company’s withdrawal from the multi-employer defined-benefit pension plan, as well as the expense of $9.0 million for the contribution of common shares to the Blue Foundry Charitable Foundation, Inc.

For the nine month period, the increase was due primarily to a $12.8 million valuation allowance as certain Bank property was reclassified to held for sale and subsequently written down to fair value, as well as a write down of $1.4 million of REO, in the first quarter of 2020, and goodwill impairment of $15.5 million recorded in the second quarter of 2020. The overall increase was partially offset by the liability associated with the Company’s withdrawal from the multi-employer defined-benefit pension plan, and the expense associated with the contribution of common stock of the Company to the Blue Foundry Charitable Foundation, Inc.

Interest Income. Interest income decreased $1.1 million, or 7%, to $14.1 million for the three months ended September 30, 2021 from $15.1 million for the three months ended September 30, 2020, and decreased $5.6 million, or 12%, to $41.8 million for the nine months ended September 30, 2021 from $47.4 million for the nine months ended September 30, 2020. For the three months ended September 30, 2021, the overall decrease was due to a decrease of $1.4 million in interest income from loans as the average balance of loans decreased $142.0 million to $1.25 billion and the average yield on loans remained consistent at 3.86%. For the nine months ended September 30, 2021, the decrease was due to a decrease of $5.2 million in interest income from loans as the average balance of loans decreased $142.0 million to $1.27 billion and the average yield on loans decreased 10 basis points to 3.82%.

Interest Expense. Interest expense decreased $2.5 million, or 46%, to $3.0 million for the three months ended September 30, 2021 compared to $5.5 million for the three months ended September 30, 2020, and decreased $6.5 million, or 37%, to $11.2 million for the nine months ended September 30, 2021 compared to $17.7 million for the nine months ended September 30, 2020. For the three months ended September 30, 2021, the decrease in interest expense was driven by a decrease of $2.1 million in interest expense on deposits, coupled with a decrease of $0.4 million in interest expense on borrowings. Average interest-bearing deposit balances decreased to $1.27 billion at a weighted average interest rate of 0.52% for the three months ended September 30, 2021, compared to $1.29 billion at a weighted average interest rate of 1.18% for the three months ended September 30, 2020.

For the nine months ended September 30, 2021, the decrease in interest expense was driven by a decrease of $5.8 million in interest expense on deposits, coupled with a decrease of $0.7 in interest expense on borrowings. Average interest-bearing deposit balances rose to $1.31 billion at a weighted average interest rate of 0.70% for the nine months ended September 30, 2021, compared to $1.28 billion at a weighted average interest rate of 1.32% for the nine months ended September 30, 2020.

Net Interest Income. For the three months ended September 30, 2021 net interest income was $11.1 million, an increase of $1.5 million compared to $9.6 million for the same period in 2020. For the nine months ended September 30, 2021 net interest income was $30.6 million, an increase of $0.9 million compared to $29.7 million for same period in 2020.

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

After an evaluation of these factors, the Company recorded a recovery of provision for loan losses of $0.3 million for the three months ended September 30, 2021 compared to a provision of $1 thousand for the three months ended September 30, 2020, and a recovery of provision for loan losses of $1.7 million for the nine months ended September 30, 2021 compared to a provision of $2.8 million for the nine months ended September 30, 2020. The recovery for the three and nine month periods ended September 30, 2021 were driven by declining balances in portfolio segments with respectively higher applied loss rates, and declining non-performing assets.

As the pandemic emerged in March of 2020, the Company increased its allowance for loan losses by $1.5 million to $16.0 million as of March 31, 2020. As the economic effects of the pandemic continued to unfold, the Company increased its allowance by another $1.3 million as of June 30, 2020 to $17.3 million, where it remained through September 30, 2020 despite loan balances declining due to increased loan payoffs driven by record-low interest rates. Subsequently, credit quality continued to stabilize, and by December 31, 2020, the Company had reduced its allowance slightly, to $17.0 million. The first nine months of 2021 saw continued strengthening of credit quality, as seen in the declining delinquency rates and balances of non-performing loans. Total non-performing loans decreased by $0.4 million to $12.5 million at September 30, 2021 compared to to $12.9 million at December 31, 2020.

Non-interest Income. Non-interest income decreased $0.1 million, to $0.5 million for the three months ended September 30, 2021 from $0.6 million for the three months ended September 30, 2020, and increased $1.2 million, to $1.8 million for the nine months ended September 30, 2021 compared to $0.5 million for the nine months ended September 30, 2020. The primary driver of the increase for the nine months ended September 30, 2021 was the valuation allowance taken on the real estate owned component of the former administrative headquarters complex in 2020, which amounted to $1.4 million.

Non-interest Expense. Non-interest expense increased $20.1 million, or 155%, to $33.1 million for the three months ended September 30, 2021 from $13.0 million for the three months ended September 30, 2020, and decreased $6.5 million, or 10%, to $57.3 million for the nine months ended September 30, 2021 from $63.8 million for the nine months ended September 30, 2020. The increase in non-interest expenses for the three month comparative period was primarily related to the $9.2 million liability associated with the Company’s withdrawal from a multi-employer defined-benefit pension plan, as well as the expense of $9.0 million for the contribution of common stock of the Company to the Blue Foundry Charitable Foundation, Inc. Also contributing to the increase in non-interest expense for the three month period was an increase in provisions for letters of credit and commitments of $1.2 million and data processing costs of $0.8 million.

The decrease in non-interest expenses for the nine month comparative period related to the designation of certain premises and real estate owned as held for sale, and subsequent write-down from book value to fair value, in the first quarter of 2020 resulting in impairment of $12.8 million. In addition, the Company recorded goodwill impairment of $15.5 million during the second quarter of 2020. Contributing to the decrease in non-interest expenses for the nine month comparative period was a reduction in professional services expenses of $3.4 million. Those items were largely offset by the $9.2 million liability associated with the Company’s withdrawal from the multi-employer defined-benefit pension plan, the $9.0 million expense relative to contribution of common shares to the charitable foundation, as well as an increase in data processing costs of $2.7 million due to continued investment in technology.

Income Tax Expense. The Company recognized an income tax benefit of $6.2 million for the three months ended September 30, 2021 compared to an income tax benefit of $1.1 million for the three months ended September 30, 2020, and an income tax benefit of $6.5 million for the nine months ended September 30, 2021 and 2020, respectively. This resulted in an effective tax rate for the nine months ended September 30, 2021 and 2020 of (27.9)% and (17.9)%, respectively.

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

	Three Months Ended September 30,
	2021			2020
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollar in thousands)
Assets:
Loans	$1,251,343	12,044	3.86%	$1,393,319	13,412	3.86%
Mortgage-backed securities	165,170	762	1.85%	126,797	662	2.09%
Other investment securities	163,393	871	2.14%	127,338	755	2.38%
FHLB stock	14,442	183	5.09%	17,667	257	5.84%
Cash and cash equivalents	473,797	213	0.18%	206,606	51	0.10%
Total interest-bearing assets	2,068,145	14,073	2.73%	1,871,727	15,137	3.24%
Non-interest earning assets	97,287			75,276
Total assets	$2,165,432			$1,947,003
Liabilities and shareholders' equity:
NOW, savings, and money market deposits	687,470	242	0.14%	530,070	360	0.27%
Time deposits	580,499	1,409	0.97%	756,758	3,436	1.82%
Interest-bearing deposits	1,267,969	1,651	0.52%	1,286,828	3,796	1.18%
FHLB advances	282,153	1,318	1.87%	352,052	1,712	1.95%
Total interest-bearing liabilities	1,550,122	2,969	0.77%	1,638,880	5,508	1.35%
Non-interest bearing deposits	176,045			45,581
Non-interest bearing other	42,907			55,506
Total liabilities	1,769,074			1,739,967
Total shareholders' equity	396,358			207,036
Total liabilities and shareholders' equity	$2,165,432			$1,947,003
Net interest income		11,104			9,629
Net interest rate spread (1)			1.96%			1.91%
Net interest margin (2)			2.15%			2.06%

(1) Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(2) Net interest margin represents net interest income divided by average interest-earning assets.

	Nine Months Ended September 30,
	2021			2020
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollar in thousands)
Assets:
Loans	$1,274,274	36,362	3.82%	$1,416,235	41,577	3.92%
Mortgage-backed securities	153,031	2,201	1.92%	125,535	2,148	2.29%
Other investment securities	139,909	2,324	2.22%	128,151	2,414	2.52%
FHLB stock	15,662	585	5.00%	17,539	728	5.54%
Cash and cash equivalents	394,656	346	0.12%	170,266	582	0.46%
Total interest-bearing assets	1,977,532	41,818	2.83%	1,857,726	47,449	3.41%
Non-interest earning assets	84,360			71,222
Total assets	$2,061,892			$1,928,948
Liabilities and shareholders' equity:
NOW, savings, and money market deposits	663,581	835	0.17%	493,467	1,045	0.28%
Time deposits	648,672	6,013	1.24%	782,001	11,566	1.98%
Interest-bearing deposits	1,312,253	6,848	0.70%	1,275,468	12,611	1.32%
FHLB advances	308,614	4,357	1.89%	348,950	5,090	1.95%
Total interest-bearing liabilities	1,620,867	11,205	0.92%	1,624,418	17,701	1.46%
Non-interest bearing deposits	126,933			46,939
Non-interest bearing other	44,684			39,053
Total liabilities	1,792,484			1,710,410
Total shareholders' equity	269,408			218,538
Total liabilities and shareholders' equity	$2,061,892			$1,928,948
Net interest income		30,613			29,748
Net interest rate spread (1)			1.91%			1.95%
Net interest margin (2)			2.07%			2.14%

(1) Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(2) Net interest margin represents net interest income divided by average interest-earning assets.

Comparison of Financial Condition at September 30, 2021 and December 31, 2020

Total Assets. Total assets increased $81.8 million, or 4%, to $2.02 billion at September 30, 2021 from $1.94 billion at December 31, 2020. The increase was primarily due to purchases of investment securities as the Company’s available-for-sale and held-to-maturity portfolios increased by $69.6 million and $16.3 million, respectively.

Cash and cash equivalents. Cash and cash equivalents increased $7.9 million to $324.3 million at September 30, 2021 from $316.4 million at December 31, 2020. The increase was primarily due to cash received in connection with the initial public offering of the Company’s common stock which was largely offset by a decrease in time deposits, the repayment of FHLB borrowings, and purchase of investment securities.

Gross Loans. Gross loans held for investment decreased $29.2 million, or 2.28%, to $1.25 billion at September 30, 2021 from $1.28 billion at December 31, 2020. The decrease was due in large part to a net increase in multifamily loans being exceeded by net payoffs and amortization in residential one-to-four family and construction loans as well as the effect of the ongoing forgiveness programs within the commercial & industrial portfolio attributable to loans made pursuant to the Paycheck Protection Program. For the nine months ended September 30, 2021, there were $161.5 million in originations of multifamily loans partially offset by $77.5 million of payoffs and amortization, and $43.9 million of originations in commercial & industrial (including PPP loans) more than offset by $53.7 million in payoffs/forgiveness and amortization. The decrease in one-to-four family loans was primarily driven by $139.0 million in payoffs and amortization, partially offset by $49.6 million of production, including $28.7 million in whole loan purchases from another financial institution.

The following table presents loans at September 30, 2021 and December 31, 2020 allocated by loan category:

	September 30, 2021	December 31, 2020
	(In thousands)
Residential one-to-four family	$522,213	$611,603
Multifamily	511,408	427,436
Non-residential	130,823	128,141
Construction and land	21,337	33,691
Junior liens	19,540	23,814
Commercial and industrial (including PPP)	44,262	54,053
Consumer and other	80	99
Total loans	1,249,663	1,278,837

Deferred fees, costs and premiums and discounts, net	4,560	5,236
Allowance for loan losses	(15,248)	(16,959)
	(10,688)	(11,723)
Loans receivable, net	$1,238,975	$1,267,114

The table below presents the balance of non-performing assets on the dates indicated:

	September 30, 2021	December 31, 2020
	(In thousands)
Residential one-to-four family	$10,969	$11,813
Multifamily	145	156
Non-residential	1,236	805
Construction and land	—	—
Commercial and industrial (including PPP)	—	—
Junior liens	114	82
Total	$12,464	$12,856
Other real estate owned	624	624
Total non-performing assets	$13,088	$13,480

Securities Available-For-Sale. Securities available-for-sale increased $69.6 million, or 28.4%, to $314.1 million at September 30, 2021 from $244.6 million at December 31, 2020. During the nine months ended September 30, 2021, purchases of residential mortgage-backed securities, agency bonds, and corporate bonds were executed as interest rates rose. No securities were sold or liquidated during the nine months ended September 30, 2021.

Total Deposits. Total deposits totaled $1.27 billion at September 30, 2021. Deposits decreased $90.6 million, or 7% from December 31, 2020. Checking and savings accounts increased $105.4 million, or 16%, to $744.1 million at September 30, 2021 from $638.8 million at December 31, 2020. This was offset by a decrease in time deposits of $195.9 million, or 27.3%, to $521.5 million at September 30, 2021 from $717.4 million at December 31, 2020. These changes resulted in the ratio of time deposits to total deposits decreasing from 52.9% at December 31, 2020 to

41.2% at September 30, 2021, and a decline in the blended deposit cost of funds to 0.35% at September 30, 2021 from 0.92% at December 31, 2020.

The following table presents the totals of deposit accounts by account type, at the dates shown below:

	September 30, 2021	December 31, 2020
	(In thousands)
NOW and demand accounts	$396,487	$362,169
Savings	347,620	276,584
Time deposits	521,510	717,431
Total Deposits	$1,265,617	$1,356,184

Included within the NOW and demand account caption, as well as the Savings caption above are money market accounts with varying transactional limits.

Borrowings. The Company had $247.6 million of borrowings at September 30, 2021, compared to $329.4 million of borrowings at December 31, 2020. Our borrowings consisted solely of Federal Home Loan Bank of New York advances. Of that total, $109.0 million are associated with longer-dated swap agreements. During the nine months ended September 30, 2021, $32.5 million of borrowings with a weighted average rate of 2.38% matured. Additionally, the Bank prepaid $49.3 million of borrowings with a weighted average yield of 2.55%.

Total Equity. Shareholders’ total equity increased by $242.6 million, or 118.0%, to $448.2 million at September 30, 2021 compared to $205.6 million at December 31, 2020. The increase was due primarily to the proceeds from the initial public offering of the Company’s common stock, partially offset by a net loss of $16.7 million for the nine months ended September 30, 2021.

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

The Bank is subject to various regulatory capital requirements administered by the New Jersey Department of Banking and Insurance (“NJDOBI”) and the Federal Deposit Insurance Corporation (“FDIC”). At September 30, 2021, the Bank exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines.

	Actual		Minimum Capital Adequacy		For Classification With Capital Buffer		For Classification as Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2021
Common equity tier 1	$309,745	27.66%	$50,392	4.50%	$78,388	7.00%	$72,789	6.50%
Tier 1 capital	309,745	27.66%	67,190	6.00%	95,186	8.50%	89,586	8.00%
Total capital	323,781	28.91%	89,586	8.00%	117,582	10.50%	111,983	10.00%
Tier 1 (leverage) capital	309,745	14.39%	86,082	4.00%	N/A	N/A	107,603	5.00%

December 31, 2020
Common equity tier 1	$206,258	19.93%	$46,578	4.50%	$72,455	7.00%	$67,279	6.50%
Tier 1 capital	206,258	19.93%	62,104	6.00%	87,981	8.50%	82,806	8.00%
Total capital	219,262	21.18%	82,806	8.00%	108,682	10.50%	103,507	10.00%
Tier 1 (leverage) capital	206,258	10.72%	76,934	4.00%	N/A	N/A	96,168	5.00%

The Company has entered into derivative financial instruments to reduce risk associated with interest rate volatility by matching asset maturities and liability maturities. These derivatives had an aggregate notional amount of $109.0 million as of September 30, 2021.

At September 30, 2021, we had outstanding commitments to originate loans of $27.8 million and unused lines of credit of $55.6 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from September 30, 2021 totaled $337.8 million. Management expects, based on historical experience, that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank of New York advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense. Available borrowing capacity at September 30, 2021 was $88.7 million with Federal Home Loan Bank of New York. We also had a $30.0 million available line of credit with a correspondent bank and a $2.5 million available line of credit with the Federal Reserve Bank of New York at September 30, 2021.

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to originate loans, unused lines of credit and standby letters of credit, which involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. Our exposure to credit loss is represented by the contractual amount of the instruments. We use the same credit policies in making commitments that we do for on-balance sheet instruments. Management believes that our current sources of liquidity are more than sufficient to fulfill our obligations as of September 30, 2021 pursuant to off-balance-sheet arrangements and contractual obligations.

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

In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee has proposed that the Secured Overnight Financing Rate is the rate that represents best practice as the alternative to USD-LIBOR for use in financial contracts that are currently indexed to USD-LIBOR. The Company has approximately $45.2 million in loans, $40.4 million in investments and $109 million notional of derivatives which are indexed to USD-LIBOR for which it is monitoring the activity and assessing the related risks.

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

The following table sets forth, at September 30, 2021, the calculation of the estimated changes in our net portfolio value, at the bank level, that would result from the specified immediate changes in the United States Treasury yield curve. For purposes of this table, 100 basis points equals 1%.

	EVE
Change in Interest Rates (basis points)	Estimated EVE	Estimated Increase (Decrease)		NPV as a Percent of Portfolio Value of Assets
		Amount	Percent	NPV Ratio	Change
	(Dollars in thousands)
+400bp	$311,847	$(31,343)	(9)%	15%	(2)%
+300bp	318,527	(24,662)	(7)	16	(1)
+200bp	323,441	(19,749)	(6)	16	(1)
+100bp	330,050	(13,140)	(4)	16	(1)
0 bp	343,189	—	—	17	—
-100bp	388,824	45,635	13	19	2

The table above indicates that at September 30, 2021, in the event of an instantaneous 100 basis point increase in interest rates, we would experience a 4% decrease in EVE. In the event of an instantaneous 100 basis point decrease in interest rates, we would experience a 13% increase in net portfolio value.

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

ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The Company is not engaged in any legal proceedings of a material nature at the present time. The Company is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

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
101
The following materials from the Company’s Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Financial Condition; (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE FOUNDRY BANCORP

Dated:	November 5, 2021	By:	/s/ James D. Nesci
James D. Nesci
Chief Executive Officer
(Principal Executive Officer)

Dated:	November 5, 2021	By:	/s/ Alex Agnoletto
Alex Agnoletto
Interim-Chief Financial Officer
(Principal Financial Officer)