Form 10-K
period 2021-12-31
Blue Foundry Bancorp
filed 2022-03-14
CIK 1846017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to

Commission file number 001-40619

BLUE FOUNDRY BANCORP
(Exact name of registrant as specified in its charter)

Delaware			86-2831373
(State or Other Jurisdiction of Incorporation or Organization)			(I.R.S. Employer Identification Number)
19 Park Avenue,	Rutherford,	New Jersey	07070
(Address of principal executive offices)			(Zip Code)
(201) 939-5000
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	BLFY	The NASDAQ Stock Market LLC

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒

As of March 7, 2022, there were 28,522,500 shares of common stock, par value $0.01 per share, issued and outstanding. At June 30, 2021, there were no publicly issued shares of common stock, as such, there was no market value.

DOCUMENTS INCORPORATED BY REFERENCE
None

BLUE FOUNDRY BANCORP AND SUBSIDIARY
FORM 10-K

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect” and words of similar meaning. These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;
•	statements regarding our business plans, prospects, growth and operating strategies;
•	statements regarding the quality of our loan and investment portfolios; and
•	estimates of our risks and future costs and benefits.
These forward-looking statements are based on current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of the Annual Report on Form 10-K.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	the COVID-19 pandemic may continue to adversely impact the local and national economy and our business and results of operations may continue to be adversely affected;
•	general economic conditions, either nationally or in our market areas, that are worse than expected;
•	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses;
•	fluctuations in real estate values and both residential and commercial real estate market conditions;
•	demand for loans and deposits in our market area;
•	our ability to implement changes in our business strategies;
•	competition among depository and other financial institutions;
•
inflation and changes in the interest rate environment that reduce our margins and yields, or reduce the fair value of financial instruments or reduce the origination levels in our lending business, or increase the level of defaults, losses and prepayments on loans we have made and make whether held in portfolio or sold in the secondary markets;

•	adverse changes in the securities markets;
•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
•	changes in monetary or fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board;
•	our ability to manage market risk, credit risk and operational risk in the current economic conditions;
•	our ability to access cost-effective funding;
•	our ability to enter new markets successfully and capitalize on growth opportunities;
•
our ability to successfully integrate any assets, liabilities, clients, systems and management personnel we have acquired or may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;

•	changes in consumer demand, borrowing and savings habits;
•
changes in accounting policies and practices, as may be adopted by bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;

•	our ability to retain key employees;
•	technological changes;

•	significant increases in our loan losses;
•
cyber-attacks, computer viruses and other technological risks that may breach the security of our websites or other systems to obtain unauthorized access to confidential information and destroy data or disable our systems;

•	technological changes that may be more difficult or expensive than expected;
•	the ability of third-party providers to perform their obligations to us;
•	the ability of the U.S. Government to manage federal debt limits;
•	changes in the financial condition, results of operations or future prospects of issuers of securities that we own; and
•	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing products and services described elsewhere in this Annual Report on Form 10-K.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

PART I

ITEM 1. BUSINESS

Blue Foundry Bancorp

Blue Foundry Bancorp (the “Company”) is a Delaware corporation which became the holding company for Blue Foundry Bank (the “Bank”) on July 15, 2021, following the completion of the mutual-to-stock conversion of Blue Foundry, MHC. In connection with the conversion, the Company sold 27,772,500 shares of common stock, par value $0.01 per share, at a price of $10 per share, for gross proceeds of $277.7 million. The Company also contributed 750,000 shares of common stock and $1.5 million in cash to Blue Foundry Charitable Foundation, Inc. Shares of the Company’s common stock began trading on July 16, 2021 on the Nasdaq Global Select Market under the trading symbol “BLFY.”

The Company owns all of the outstanding common stock of the Bank, and as such, is a bank holding company subject to regulation by the Federal Reserve Board.

Blue Foundry Bank

The Bank is a New Jersey-chartered stock savings bank that was organized in 1939 as Boiling Springs Savings & Loan Association by the combination of the Rutherford Mutual Loan and Building Association (which had been founded in the 1870s to provide thrift and home financing services to a growing community) and the East Rutherford Savings, Loan and Building Association. In 1992, Boiling Springs Savings & Loan Association converted to a New Jersey-chartered mutual savings bank and became known as Boiling Springs Savings Bank. Boiling Springs Savings Bank’s name was changed to Blue Foundry Bank in 2019.

Blue Foundry Bank’s principal business consists of originating one-to-four family residential real estate mortgages, home equity loans and lines of credit, consumer loans and lines of credit, and originations of commercial real estate, multi-family, construction, and commercial and industrial loans in our principal market and surrounding areas. In addition, we often lend outside of our branch network in more densely populated and metropolitan areas, adding diversification to our loan portfolio. We attract retail deposits from the general public in the areas surrounding our banking offices and through our online presence, offering a wide variety of deposit products. We also invest in investment securities. Our revenues are derived primarily from interest on loans and, to a lesser extent, interest on investment and mortgage-backed securities. Our primary sources of funds are deposits, principal and interest payments on loans, securities, and borrowings from the Federal Home Loan Bank of New York (“FHLB”).

Blue Foundry Bank is subject to comprehensive regulation and examination by the New Jersey Department of Banking and Insurance (“NJDOBI”) and the Federal Deposit Insurance Corporation (“FDIC”). Our website address is www.bluefoundrybank.com. Information on this website is not and should not be considered a part of this Annual Report on Form 10-K.

Market Area

Our market area is primarily northern New Jersey. The Bank currently operates 17 full service banking offices in New Jersey. The administrative headquarters of the Company and Bank are located at 7 Sylvan Way, Suite 200, Parsippany, New Jersey 07054. Our telephone number is (201) 939-6600.

The economy in our primary market area benefits from being varied and diverse, with a broad economic base. As one of the wealthiest states in the nation, New Jersey, with an estimated population of 9.27 million, is considered one of the most attractive banking markets in the United States. Within our primary market areas, the Bank had less than 1% of bank deposit market share as of June 30, 2021, the latest date for which statistics are available.

We believe that we have developed products and services that meet the financial needs of our current and future customer base; however, we plan, and believe it is necessary, to expand the range of products and services that we offer to be more competitive in our market area. Our marketing strategies focus on the strength of our knowledge of local consumer and small business markets, as well as expanding relationships with current customers and reaching out to develop new, profitable business relationships.

Competition

We face significant competition for deposits and loans. Our most direct competition for deposits has come historically from the numerous financial institutions operating in our market area (including other community banks and credit unions), many of which are significantly larger than we are and have greater resources. We also face competition for depositor funds from other sources such as brokerage firms, money market funds and mutual funds, as well as from securities offered by the Federal Government, such as Treasury bills. Money center banks, such as Bank of America, JP Morgan Chase, Wells Fargo and Citi, and large regional banks, such as TD Bank, M&T Bank and PNC Bank, have a significant presence in our market area.

Our competition for loans comes primarily from the competitors referenced above and from other financial service providers, such as mortgage companies and mortgage brokers. Competition for loans also comes from the increasing number of non-depository financial service companies participating in the mortgage market, such as insurance companies, securities firms, financial technology companies, specialty finance firms and technology companies.

We expect competition to remain intense in the future as a result of legislative, regulatory and technological changes and the continuing trend toward consolidation of the financial services industry. Technological advances, for example, have lowered barriers to entry, allowed banks to expand their geographic reach by providing services over the internet and made it possible for non-depository institutions, including financial technology companies, to offer products and services that traditionally have been provided by banks.

Lending Activities

Historically, our lending activities have emphasized one-to-four family residential real estate loans and multifamily housing loans, and such loans continue to comprise the largest portion of our loan portfolio. Other areas of lending include commercial and industrial loans and, to a lesser extent, construction loans and junior liens and consumer loans, the latter of which consist primarily of home equity loans and lines of credit. Commercial and industrial (“C&I”) loans include C&I revolvers, term loans, Paycheck Protection Program (“PPP”) loans, and to a lesser extent SBA 7a loans. Subject to market conditions and our asset-liability analysis, we expect to continue to focus on commercial real estate, multi-family and traditional C&I lending as part of our effort to diversify the loan portfolio and increase the overall yield earned on our loans. We compete for loans by offering high quality personalized service, providing convenience and flexibility, timely responses on loan applications, and by offering competitive pricing.

Loan Portfolio Composition. The following table sets forth the composition of the loan portfolio at the dates indicated.

	At December 31,
	2021		2020
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential one-to-four family	$560,976	43.78%	$611,603	47.83%
Multifamily	515,240	40.21	427,436	33.42
Non-residential	141,561	11.05	128,141	10.02
Construction and land	23,419	1.83	33,691	2.63
Junior liens	18,464	1.44	23,814	1.86
Commercial and Industrial (including PPP)	21,563	1.68	54,053	4.23
Consumer and other	87	0.01	99	0.01
Total loans receivable	1,281,310	100%	1,278,837	100%

Deferred fees, costs and discounts, net	6,299		5,236
Less: allowance for loan losses	(14,425)		(16,959)
Loans receivable, net	$1,273,184		$1,267,114

Loan Maturity. The following tables set forth certain information at December 31, 2021 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The tables do not include any estimate of prepayments that significantly shorten the average loan life and may cause actual repayment experience to differ from that shown below. Demand loans, which are loans having no stated repayment schedule or no stated maturity, are reported as due in one year or less. The amounts shown below include unearned loan origination fees and costs, and unamortized premium and discounts, net.

	At December 31, 2021
	Residential One-to- Four Family	Multifamily	Non- Residential	Construction and Land	Junior Liens	Commercial and Industrial (1)	Consumer and Other	Total Loans
	(In thousands)
Amounts due in:
One year or less	$568	$1,085	$5,743	$21,934	$232	$4,373	$59	$33,994
More than one year through five years	6,205	86,166	35,537	1,366	801	14,280	4	144,359
More than five years through fifteen years	147,096	185,137	46,521	—	762	2,313	25	381,854
More than fifteen years	412,614	244,180	53,733	120	16,755	—	—	727,402
Total	$566,483	$516,568	$141,534	$23,420	$18,550	$20,966	$88	$1,287,609

(1)    Included in commercial and industrial are PPP loans totaling $16.8 million, of which $2.5 million mature in one year or less and $14.3 million mature more than one year through five years.

Fixed vs. Adjustable Rate Loans. The following table sets forth the dollar amount of all loans at December 31, 2021 that are due after December 31, 2022 and have either fixed interest rates or floating or adjustable interest rates. The amounts shown below include unearned loan origination fees.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In thousands)
Residential one-to-four family	$307,846	$258,069	$565,915
Multifamily	115,622	399,861	515,483
Non-residential	39,866	95,925	135,791
Construction and land	1,366	120	1,486
Junior liens	3,046	15,272	18,318
Commercial and Industrial (including PPP)	16,593	—	16,593
Consumer and other	29	—	29
Total	$484,368	$769,247	$1,253,615

Residential Real Estate Loans. Our one-to-four family residential loan portfolio consists of mortgage loans that enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the borrower. At December 31, 2021, one-to-four family residential real estate loans totaled $561.0 million, or 43.78% of our total loan portfolio, and consisted of $305.0 million of fixed-rate loans and $256.0 million of adjustable-rate loans. Most of these one-to-four family residential properties are located in our primary market area.

We offer fixed-rate and adjustable-rate residential real estate loans with maturities up to 30 years. The one-to-four family residential mortgage loans we are currently originating are generally underwritten according to Fannie Mae and Freddie Mac guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” Loans to be sold to other approved investors or secondary market sources are underwritten to their specific requirements. We generally originate both fixed and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits. We also originate loans above the conforming limits up to a maximum amount of $3.0 million, which are referred to as “jumbo loans.” We generally underwrite jumbo loans, whether originated or purchased, in a manner similar to conforming loans. At December 31, 2021, our largest one-to-four family residential loan totaled $4.1 million, is secured by a series of one-to-four family apartment units and was performing in accordance with its original terms.

Our adjustable-rate residential real estate loans have interest rates that are fixed for an initial period ranging from three to ten years.. After the initial fixed period, the interest rate on adjustable-rate residential real estate loans is generally reset every year based on a contractual spread or margin above the average yield on U.S. Treasury securities. Our adjustable-rate residential real estate loans have initial and periodic caps of 2.0% on interest rate changes, with a current cap of 6.0% over the life of the loan.

We originate one-to-four family residential mortgage loans with loan-to-value ratios of generally up to 80% to 90% of the appraised value, depending on the size of the loan. We may originate loans with loan-to-value ratios that exceed 90% depending upon the product type and whether we classify the loan as a “saleable” loan. Mortgage insurance is required for all mortgage loans that have a loan-to-value ratio greater than 80%. The required coverage amount varies based on the loan-to-value ratio and term of the loan. We only permit borrowers to purchase mortgage insurance from companies that have been approved by Blue Foundry Bank.

We generally do not offer “interest only” mortgage loans on one-to-four family residential properties or loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan. Additionally, we do not offer “subprime loans” (loans that are made with low down-payments to borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios) or Alt-A loans (defined as loans having less than full documentation).

Multi-Family Real Estate Loans. At December 31, 2021, we had $515.2 million in multi-family real estate loans, representing 40.2% of our total loan portfolio. Our multi-family real estate loans are secured primarily by apartment buildings having five or more units, most of which are located in our primary market area.

We generally originate multi-family real estate loans with maximum terms of 15 years based on amortization periods between 25 and 30 years. We generally limit loan-to-value ratios to 80% of the appraised value of the property for multi-family real estate loans. Our multi-family real estate loans are offered with fixed and adjustable rate interest terms. All multi-family real estate loans are subject to our underwriting procedures and guidelines. At December 31, 2021, our largest multi-family real estate loan totaled $21.4 million and was performing in accordance with its original terms.

We consider a number of factors in originating commercial real estate loans. We evaluate the qualifications and financial condition of the borrower (including credit history), profitability and expertise, as well as the value and condition of the mortgaged property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, among other factors we consider the net operating income of the mortgaged property before debt service and depreciation, the debt service coverage ratio (the ratio of net operating income to debt service) to ensure that, subject to certain exceptions, it is at least 1.25x and the ratio of the loan amount to the appraised value of the mortgaged property. Our multi-family loans are appraised by outside independent and qualified appraisers that are duly approved in accordance with Blue Foundry Bank policy. Each borrower’s financial information on such loans is monitored on an ongoing basis by requiring periodic financial statement updates.

Non-Residential Real Estate Loans. At December 31, 2021, we had $141.6 million in non-residential real estate loans, representing 11.1% of our total loan portfolio. Our non-residential real estate loans are secured primarily by office buildings, industrial facilities, retail facilities and other commercial properties, most of which are located in our primary market area.

The underwriting standards and procedures that are used to underwrite multi-family real estate loans are used to underwrite non-residential real estate loans, except the loan-to-value ratio limit is 75% of the appraised value of the property. At December 31, 2021, our largest non-residential real estate loan totaled $16.8 million and was secured by a series of industrial properties. At December 31, 2021, this loan was performing in accordance with its original terms.

Construction Loans. We make construction loans, primarily to individuals for the construction of their primary residences, and to contractors and builders of single-family homes and other commercial and industrial real estate projects. At December 31, 2021, our construction loans totaled $23.4 million, representing 1.8% of our total loan portfolio.

Construction loan-to-value ratios for one-to-four family residential properties generally will not exceed 80% of the appraised value of the property on a completed basis. Once the construction project is satisfactorily completed, we look to provide permanent financing.

Junior Liens and Consumer Loans. We offer consumer loans to customers residing in New Jersey. Our consumer loans and junior liens consist primarily of home equity loans and lines of credit. At December 31, 2021, consumer loans totaled $18.5 million, or 1.4% of our total loan portfolio.

Home equity loans and lines of credit are multi-purpose loans used to finance various home or personal needs, where a one-to-four family primary or secondary residence serves as collateral. We generally originate home equity loans and lines of credit of up to $500,000 with a maximum loan-to-value ratio of 80% (75% if the loan is for a condo) and terms of up to 20 years. Home equity lines of credit have adjustable rates of interest that are based on the prime rate, as published in The Wall Street Journal. Home equity lines of credit are secured by residential real estate in a first or second lien position.

The procedures for underwriting consumer loans include assessing the applicant’s payment history on other indebtedness, the applicant’s ability to meet existing obligations and payments on the proposed loan, and the loan-to-value ratio of the collateral property. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount.

Commercial and Industrial Loans. We typically originate commercial business loans on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business, the experience and stability of the borrower’s management team, earnings projections and the underlying assumptions, and the value and marketability of any collateral securing the loan. Business loans and lines of credit inherently have more risk of loss than real estate secured loans, in part because business loans may be more complex to underwrite than mortgages, and some of the loans or portions thereof may be unsecured. These loans are more likely to be reliant on the cashflow and solvency of business which may not be adequate to cover the value of the loan, and the value of collateral, if any, may be severely impacted by the performance of the business. If a decline in economic conditions or other issues cause difficulties for our business borrowers or we fail to evaluate the credit of the loan accurately when we underwrite the loan, it could result in delinquencies or defaults and a material adverse effect on our business, results of operations or financial condition. Commercial and industrial loans are generally secured by a variety of collateral, primarily accounts receivable, inventory and equipment. As a result, the availability of funds for the repayment of commercial and industrial loans may be substantially dependent on the success of the business itself and the general economic environment in our market area. Therefore, commercial and industrial loans that we originate have greater credit risk than one-to-four family residential real estate loans or, generally, consumer loans. In addition, commercial and industrial loans often result in larger outstanding balances to single borrowers, or related groups of borrowers, and also generally require substantially greater evaluation and oversight efforts.

The Bank is a certified Small Business Administration (“SBA”) lender and is a participant in SBA lending programs which provide guarantees of up to 100% of the principal on the underlying loans. We provide loans under the 7(a) Loan Program, the SBA’s most common loan program.

At December 31, 2021, we had $21.6 million of commercial and industrial loans, of which $16.8 million were PPP loans. Commercial and industrial loans represent 1.7% of our total loan portfolio. We offer lines of credit and revolving lines of credit with varying maturity terms to small businesses in our market area to finance short-term working capital needs such as accounts receivable and inventory. Our commercial lines of credit are typically structured with variable rates. We generally obtain personal guarantees with respect to all commercial and industrial lines of credit, except with regard to PPP loans, which may be federally guaranteed. At December 31, 2021, the average loan size of our commercial and industrial loans was $138 thousand, and our largest outstanding commercial and industrial loan balance was a $2.2 million SBA loan to an ecommerce company. This loan was performing in accordance with its repayment terms at December 31, 2021.

Loan Underwriting Risks

Adjustable-Rate Loans. While we anticipate that adjustable-rate loans will better offset the adverse effects of an increase in interest rates as compared to fixed-rate loans, an increased monthly payment required of adjustable-rate loan borrowers in a rising interest rate environment could cause an increase in delinquencies and defaults. The marketability of the underlying property also may be adversely affected in a high interest rate environment. In addition, although adjustable-rate loans make our asset base more responsive to changes in interest rates, the extent of this interest sensitivity is somewhat limited by the annual and lifetime interest rate adjustment limits on adjustable-rate residential real estate loans. To help minimize the risks associated with rising interest rates, and the subsequent risk of default, we often perform a stress analysis during underwriting.

Multi-Family and Non-Residential Real Estate Loans. Loans secured by non-residential and multi-family real estate generally have larger balances and involve a greater degree of risk than one-to-four family residential real estate loans. Of primary concern in non-residential real estate and multi-family lending is the borrower’s creditworthiness feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on the successful operation and management of the properties. As a result, repayment of such loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than residential real estate loans. To monitor cash flows on income properties, we require borrowers and loan guarantors, if any, to provide annual financial statements on commercial real estate and multi-family loans. In reaching a decision whether to make a non-residential real estate or multi-family loan, we consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. At times, we may also perform a global cash flow analysis of the borrower. We generally have required that the properties securing these real estate loans have debt service coverage ratios (the ratio of net operating income to debt service) of at least 1.25x. We require a Phase One environmental report on all commercial real estate loans in excess of $1.0 million or when we believe there is a possibility that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials. Further in situations where environmental risks may be present, we utilize the services of an independent and qualified environmental consultant to assess any underlying risks.

Construction Loans. Our construction loans are based upon our estimates of costs to complete a project and the value of the completed project. Underwriting is focused on the borrowers’ financial strength, credit history and demonstrated ability to produce a quality product and effectively market and manage its operations.

Construction lending involves additional risks when compared to permanent residential lending because funds are advanced upon the security of the project, which is of uncertain value before its completion. Because of the uncertainties inherent in estimating construction costs, it is difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. This type of lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders. In addition, generally during the term of a construction loan, interest may be funded by the borrower or disbursed from an interest reserve set aside from the construction loan budget. These loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If the appraised value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss. We use a discounted cash flow analysis to determine the value of any construction project of five or more units. Our ability to continue to originate a significant amount of construction loans is dependent on the strength of the general real estate market in our market areas.

Junior Liens and Consumer Loans. Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and a small remaining deficiency often does not warrant further substantial collection efforts against the borrower. Consumer loan collections depend on the borrower’s continuing financial stability, and therefore are likely to be adversely affected by various factors, including job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

Commercial and Industrial Loans. Unlike residential real estate loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more readily ascertainable, commercial and industrial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flows of the borrower’s business and the collateral securing these loans may fluctuate in value. Our commercial and industrial loans are originated primarily based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, collateral for commercial and industrial loans consists of accounts receivable, inventory and/or equipment. Credit support provided by the borrower for most of these loans is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value. As a result, the availability of funds for the repayment of commercial and industrial loans may depend substantially on the success of the business itself.

During 2020 and early 2021, the Company participated in the PPP. The PPP authorizes financial institutions to make federally-guaranteed loans to qualifying small businesses and non-profit organizations. These loans carry an interest rate of 1% per annum and a maturity of two years if originated before June 5, 2020 and five years if originated on or after June 5, 2020. The PPP provides that such loans may be forgiven if the borrowers meet certain requirements with respect to maintaining employee headcount and payroll and the use of the loan proceeds after the loan is originated. If not forgiven, these loans may be guaranteed by the SBA. All PPP loans are categorized as Commercial and Industrial Loans within the Company’s financial statements.

Originations, Purchases and Participations of Loans

Lending activities are conducted by our loan personnel operating at our offices. We also obtain referrals from existing and former customers and from accountants, real estate brokers, builders and attorneys. All loans that we originate or purchase are underwritten pursuant to our policies and procedures, which incorporate Fannie Mae underwriting guidelines to the extent applicable for residential loans. We originate both adjustable-rate and fixed-rate loans. Our ability to originate fixed or adjustable-rate loans depends upon the relative customer demand for such loans, which is affected by current market interest rates as well as anticipated future market interest rates. Our loan origination and purchase activity may be adversely affected by a rising interest rate environment, which typically results in decreased loan demand.

During 2021, the Bank began a residential loan purchase program to utilize excess liquidity and to supplement originations. All loans purchased were within New Jersey and were underwritten to FNMA standards, a comparable underwriting standard as internally originated loans.

During the years ended December 31, 2021 and 2020, loan originations totaled $321.7 million and $173.3 million, respectively, all of which were retained by us. Loan purchases totaled $91.6 million for the year ended December 31, 2021. There were no loan purchases for the year ended December 31, 2020.

We purchase whole loans and participate in loans originated by other institutions. Generally, our analysis for purchase and participation follows similar underwriting policies as if we originated the loan directly. However, for loans that we participate in, we are subject to the lead financial institution’s policies and practices related to items such as, monitoring, collection and default.

We purchase loan participations secured by properties primarily within the state of New Jersey in which we are not the lead lender. In these circumstances, we follow our customary loan underwriting and approval policies. At December 31, 2021 the outstanding balances of our loan participations where we are not the lead lender totaled $81.5 million, or 6.36% of our loan portfolio, all of which were commercial real estate loans. All such loans were performing in accordance with their original repayment terms at December 31, 2021.

Credit Policy and Procedures

Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by management and approved by our board of directors. The board of directors has granted loan approval authority to certain officers up to prescribed limits, depending on the officer’s title, experience, and the type of loan.

Loan approval authorities are dictated by factors such as the loan type, loan size, cumulative credit exposure (to a particular relationship) and the presence of any policy exceptions. All loans are independently underwritten. Commercial loans are further reviewed and acknowledged by the Chief Credit Officer or designee. Loans are then presented for approval to the appropriate authority. Under our current policy, no loan may be approved by a single officer. At a minimum, two officers are required to approve a loan – typically consisting of the loan product manager and a member of the management Loan Committee. Depending upon certain factors, such as the size of the loan request, escalating loan approval authorities may be required. In such cases, approval by the Loan Committee or Loan Oversight Committee may be required. For commercial loans, a minimum of three approvals are required

(two of which must include the Chief Lending Officer and Chief Credit Officer), with a third approval from any voting member of the Loan Committee.

Loans to One Borrower. Pursuant to New Jersey law, the aggregate amount of loans that the Bank is permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of the Bank’s capital, surplus fund and undivided profits (25% if the amount in excess of 15% is secured by “readily marketable collateral”). At December 31, 2021 based on the 15% limitation, the Bank’s loans-to-one-borrower limit was approximately $46.5 million. On the same date, the Bank had no borrowers with outstanding balances in excess of this amount. At December 31, 2021, our largest loan relationship with a single borrower was for $31.4 million, which consisted of two loans secured by multifamily real estate.

Delinquencies and Asset Quality

Delinquency Procedures. When a borrower fails to make a required monthly loan payment by the last day of the month, and upon expiration of any applicable grace period (typically 15 days), a late notice is generated stating the payment and late charges due. Until such time as payment is made collection efforts continue with additional phone calls and escalating collection notices. Loan delinquencies more than 30 days past due are reported to the Board of Directors monthly.

If repayment is doubtful or not possible, a notice of intent to foreclose will be issued for residential loans, or an acceleration notice will be issued for commercial loans, and the account will be administered by our Asset Recovery Department with oversight and guidance from our counsel. Once issued for residential loans, the notice of intent to foreclose typically allows the borrower a period of up to 35 days to cure the default. Once issued for commercial loans, a grace period may be granted in accordance with the loan’s terms. If payment is made and the loan is brought current, foreclosure proceedings are discontinued, and the borrower is permitted to continue to make payments. If the borrower does not respond, we will initiate foreclosure proceedings.

Loans Past Due and Non-Performing Assets. Loans are reviewed on a regular basis. Management determines that a loan is impaired or non-performing when it is probable at least a portion of the loan will not be collected in accordance with the original terms due to a deterioration in the financial condition of the borrower or the value of the underlying collateral if the loan is collateral-dependent. When a loan is determined to be impaired, the measurement of the loan in the allowance for loan losses is based on present value of expected future cash flows, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Non-accrual loans are loans for which collectability is questionable and, therefore, interest on such loans will no longer be recognized on an accrual basis. All loans that become 90 days or more delinquent are placed on non-accrual status unless the loan is well secured and in the process of collection. When loans are placed on non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received on a cash basis or cost recovery method.

When we acquire real estate as a result of foreclosure or a deed-in-lieu transaction, the real estate is classified as real estate owned. The real estate owned is recorded at the lower of carrying amount or fair value, less estimated costs to sell. Soon after acquisition, we order a new appraisal to determine the current market value of the property. Any excess of the recorded value of the loan over the market value of the property is charged against the allowance for loan losses, or, if the existing allowance is inadequate, charged to expense of the current period. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell.

A loan is classified as a troubled debt restructuring if, for economic or legal reasons related to the borrower’s financial difficulties, we grant a concession to the borrower that we would not otherwise consider. This usually includes a modification of loan terms, such as a reduction of the interest rate to below market terms, capitalizing past due interest or extending the maturity date and possibly a partial forgiveness of the principal amount due. Interest income on restructured loans is accrued after the borrower demonstrates the ability to pay under the restructured terms through a sustained period of repayment performance, which is generally six consecutive months.

Delinquent Loans. The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	At December 31,
	2021				2020
	60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in thousands)
Residential one-to-four family	2	$457	14	$8,936	13	$3,151	17	$10,075
Multifamily	—	—	—	—	—	—	1	156
Non-residential	—	—	2	381	—	—	4	805
Construction and land	—	—	—	—	1	3,000	—	—
Junior liens	1	53	2	182	—	—	—	—
Commercial and Industrial (including PPP)	4	57	10	116	—	—	—	—
Total	7	$567	28	$9,615	14	$6,151	22	$11,036

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At December 31,
	2021	2020
	(Dollars in thousands)
Non-Performing Assets:
Non-accrual loans:
Residential one-to-four family	$10,805	$11,813
Multifamily	139	156
Non-residential	857	805
Construction and land	—	—
Junior liens	182	82
Commercial and Industrial (including PPP)	—	—
Consumer and other	—	—
Total	11,983	12,856

Accruing loans past due 90 days or more:
Residential one-to-four family	—	—
Multifamily	—	—
Non-residential	—	—
Construction and land	—	—
Junior liens	—	—
Commercial and Industrial (including PPP)	—	—
Consumer and other	—	—
Total	—	—
Total non-performing loans	11,983	12,856
Real estate owned	—	624
Other non-performing assets	—	—
Total non-performing assets	$11,983	$13,480

Troubled debt restructurings (accruing):
Residential one-to-four family	$1,346	$2,413
Multifamily	—	—
Non-residential	3,564	3,877
Construction and land	—	—
Junior liens	—	—
Commercial and Industrial (including PPP)	—	—
Consumer and other	37	45
Total troubled debt restructurings (accruing)	$4,947	$6,335

Total troubled debt restructurings (accruing) and total non-performing assets	$16,930	$19,815
Total non-performing loans to total loans	0.94%	1.00%
Total non-performing loans to total assets	0.63%	0.66%
Total non-performing assets to total assets	0.63%	0.69%
Total non-performing assets and troubled debt restructurings (accruing) to total assets	0.88%	1.02%
(1) PPP loans 90 days past due and accruing totaled $116 thousand. Such loans are not reported in non-performing loans as they carry the federal guarantee of the SBA.

Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss allowance is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “special mention” by our management.

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances in an amount deemed prudent by management to cover probable accrued losses. General allowances represent loss allowances which have been established to cover probable accrued losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required to charge-off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, which may require the establishment of additional general or specific loss allowances.

In connection with the filing of our periodic reports with the FDIC and in accordance with our classification of assets policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations.

The following table sets forth our amounts of classified loans as of December 31, 2021 and 2020.

	At December 31,
	2021	2020
	(In thousands)
Special mention	$5,213	$16,802
Substandard	13,178	14,215
Doubtful	—	—
Loss	—	—
Total	$18,391	$31,017

At December 31, 2021, special mention loans included one non-residential real estate loan totaling $144 thousand and one multi-family real estate loan totaling $5.1 million. At December 31, 2021, substandard loans represent 33 loans totaling $13.2 million. At December 31, 2020, special mention loans included one non-residential real estate loan totaling $154,000 and three multi-family real estate loans totaling $16.6 million. At December 31, 2020, substandard loans represent 38 loans totaling $14.2 million.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb probable and incurred credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectability of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. Allowances for loans that are individually classified as impaired are generally determined based on collateral values or the present value of estimated cash flows. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by full and partial charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses. Management’s periodic evaluation of the adequacy of the allowance is based on various factors, including historical loss experience, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of borrowers, results of internal loan reviews and other qualitative and quantitative factors which could affect potential credit losses.

In addition, the NJDOBI and the FDIC periodically review our allowance for loan losses and as a result of such reviews, they may require us to adjust our allowance for loan losses or recognize loan charge-offs.

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2021	2020
	(Dollars in thousands)
Allowance for loan losses at beginning of period	$16,959	$14,500
(Recovery of) provision for loan losses	(2,518)	2,518
Charge-offs:
Residential one-to-four family	—	49
Multifamily	—	—
Non-residential	—	—
Construction and land	—	—
Junior liens	—	—
Commercial and Industrial (including PPP)	—	—
Consumer and other	16	10
Total charge-offs	16	59

Recoveries:
Residential one-to-four family	—	—
Multifamily	—	—
Non-residential	—	—
Construction and land	—	—
Junior liens	—	—
Commercial and Industrial (including PPP)	—	—
Consumer and other	—	—
Total recoveries	—	—
Net charge-offs	16	59
Allowance for loan losses at end of period	$14,425	$16,959

Allowance for loan losses to non-performing loans at end of period	120.38%	131.92%
Allowance for loan losses to total loans outstanding at end of period	1.13%	1.34%
Net charge-offs to average loans outstanding during period	—%	—%

Allocation of Allowance for Loan Losses. The following tables set forth the allowance for loan losses allocated by loan category and the percent of the allowance in each category to the total allocated allowance at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2021			2020
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Residential one-to-four family	$2,822	19.56%	43.78%	$3,579	21.10%	47.83%
Multifamily	5,263	36.50	40.21	5,460	32.21	33.42
Non-residential	2,846	19.73	11.05	3,244	19.13	10.02
Construction and land	2,678	18.56	1.83	3,655	21.55	2.63
Junior liens	636	4.41	1.44	916	5.40	1.86
Commercial and Industrial (including PPP)	51	0.35	1.68	2	0.01	4.23
Consumer and other	38	0.26	0.01	48	0.28	0.01
Total	14,334	99.37	100.00	16,904	99.68	100.00
Unallocated	91	0.63	—	55	0.32	—
Total allowance for loan losses	$14,425	100.00%	100.00%	$16,959	100.00%	100.00%

Investment Activities

General. The goals of our investment policy are generally to provide earnings, provide liquidity, mitigate interest rate risk, ensure the safety of principal, manage tax liabilities and meet pledging requirements. Subject to loan demand and our interest rate risk analysis, we will increase the balance of our investment securities portfolio when we have excess liquidity.

Our investment policy was adopted and is reviewed annually by the board of directors. All investment decisions are made by senior management in accordance with board-approved policies. The Treasurer provides an investment schedule detailing the investment portfolio, which is reviewed monthly by the board of directors.

Our current investment policy permits, with certain limitations, investments in: U.S. Treasury securities; securities issued by the U.S. government and its agencies or government sponsored enterprises including mortgage-backed securities and collateralized mortgage obligations issued by Fannie Mae, Ginnie Mae and Freddie Mac; corporate and municipal bonds; private label mortgage-backed securities and privately issued asset-backed securities; certificates of deposit in other financial institutions; federal funds and money market funds.

At December 31, 2021, our investment portfolio consisted of debt securities issued by the U.S. Government, agencies of the U.S. Government or U.S. Government-sponsored enterprises, mortgage-backed securities and collateralized mortgage obligations issued and guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae. Investments also included corporate bonds, municipal bonds, asset-backed securities, federal funds and deposits in other institutions. As a member of FHLB, we are required to purchase stock in the FHLB, which stock is carried at cost and classified as restricted equity securities

Portfolio Maturities and Yields. The following table sets forth the stated maturities and weighted average yields of investment securities at December 31, 2021. Weighted average yields on tax-exempt securities are presented on a tax equivalent basis using a combined federal and state marginal tax rate of 22%. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. Weighted average yield calculations on investment securities available for sale do not give effect to changes in fair value that are reflected as a component of equity.

	At December 31, 2021
	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Available for sale:
U.S. Treasury Note	$—	—%	$30,029	0.88%	$6,904	1.28%	$—	—%	$36,933	$36,832	0.96%
Corporate Bonds	1,991	3.44	44,119	1.63	34,008	3.15	6,000	3.75	86,118	87,619	2.42
U.S. Government agency obligations	3,001	1.78	10,000	0.50	5,607	0.83	4,854	0.66	23,462	23,329	0.78
State and Municipal obligations	1,430	2.80	3,017	3.24	8,893	3.24	5,832	3.62	19,172	20,324	3.32
Mortgage-backed securities: Residential one-to-four family	—	—	274	1.47	10,836	1.76	105,056	1.93	116,166	114,401	1.91
Multifamily	11,723	2.41	16,879	1.38	—	—	6,810	3.29	35,412	35,916	2.09
Asset-backed securities	—	—	5,010	1.22	1,528	1.17	—	—	6,538	6,471	1.21
Total Available for sale	$18,145	2.45%	$109,328	1.31%	$67,776	2.51%	$128,552	2.12%	$323,801	$324,892	1.94%

Securities held-to-maturity:
Asset-backed securities	$—	—%	$6,071	1.73%	$9,210	2.18%	$—	—%	$15,281	$14,908	2.00%
Corporate bonds	—	—	—	—	7,000	2.88	1,000	4.00	8,000	7,941	3.02
Total held-to-maturity	$—	—%	$6,071	1.73%	$16,210	2.48%	$1,000	4.00%	$23,281	$22,849	2.35%

Sources of Funds

General. Deposits have traditionally been our primary source of funds for our lending and investment activities. We also use borrowings, primarily FHLB advances, to supplement cash flows, as needed. In addition, funds are derived from scheduled loan payments, investment maturities, loan sales, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and competition.

Deposit Accounts. The substantial majority of our deposits are from depositors who reside in our primary market area. We access deposit customers by offering a broad selection of deposit instruments for individuals and businesses.

Deposit account terms vary according to the minimum balance required, the time period that funds must remain on deposit, and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability, and customer preferences. We generally review our deposit pricing on a monthly basis and continually review our deposit mix. Our deposit pricing strategy has generally been to offer competitive rates, but generally not the highest rates offered in the market, and to periodically offer special rates to attract deposits of a specific type or with a specific term.

Also, when rates and terms are favorable, we may supplement customer deposits with listed and brokered deposits. We had no brokered deposits as of December 31, 2021. Although we currently do not utilize brokered deposits, we do use a listing service to bid on listed deposits. We had $65.3 million and $46.1 million of such deposits at December 31, 2021 and 2020, respectively.

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts offered allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on experience, we believe that our deposits are relatively stable. However, the ability to attract and maintain deposits and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

The following table sets forth the distribution of total deposits by account type at the dates indicated.

	At December 31,
	2021		2020
	Amount	Amount	Amount	Percent
	(Dollars in thousands)
Non-interest bearing deposits	$44,894	3.60%	$44,195	3.26%
NOW and demand accounts	363,419	29.14	317,974	23.45
Savings	364,932	29.26	276,584	20.39
Time deposits	473,795	38.00	717,431	52.90
Total	$1,247,040	100.00%	$1,356,184	100.00%

As of December 31, 2021, the aggregate amount of uninsured deposits (deposits in amounts greater than or equal to $250,000, which is the maximum amount for federal deposit insurance) was $273.4 million. In addition, as of December 31, 2021, the portion of time deposits in excess of the FDIC insurance limit was $46.8 million. The following table sets forth the maturity of these time deposits as of December 31, 2021.

At December 31, 2021
(In thousands)
Maturity Period:
Three months or less	$8,860
Over three through six months	5,368
Over six through twelve months	11,231
Over twelve months	21,349
Total	$46,808

Borrowings. Our borrowings consist of advances from the FHLB. At December 31, 2021, we had the ability to borrow approximately $319.9 million under our credit facilities with the FHLB, of which $185.5 million was advanced. Borrowings from the FHLB are secured by our investment in the common stock of the FHLB and loans pledged at the FHLB.

Subsidiary Activities

Blue Foundry Bancorp has one direct subsidiary, which is Blue Foundry Bank.

Blue Foundry Bank has six wholly owned subsidiaries. Rutherford Center Development Corp., a New Jersey corporation, Blue Foundry Service Corporation, a New Jersey corporation, and Blue Foundry, LLC, a New Jersey limited liability company. 116-120 Route 23 North, LLC, a New Jersey limited liability company, and TrackView LLC, a New Jersey limited liability company, were each formed to hold certain real estate owned but are currently inactive. Blue Foundry Investment Company, a New Jersey corporation, was formed to manage and invest in securities, and is active.

Employees and Human Capital Resources

At December 31, 2021 we employed 175 employees, nearly all of whom are full-time and of which approximately 64% are women. At December 31, 2020, we employed 168 employees. As a financial institution, approximately 40% of our employees are employed at our branch offices, and another 4% are employed at our customer care call center. The success of our business is highly dependent on our employees, who provide value to our customers and communities through their dedication to our mission, helping customers achieve financial security. Our workplace culture is grounded in a set of core values – a concern for others, trust, respect, hard work, and a dedication to our customers. We seek to hire well-qualified employees who are also a good fit for our value system. Our selection and promotion processes are without bias and include the active recruitment of minorities, women, individuals with disabilities and veterans.

We encourage and support the growth and development of our employees and, wherever possible, seek to fill positions by promotion and transfer from within the organization. Continual training and career development is advanced through regular performance discussions between employees and their managers, internally developed training programs, customized corporate training engagements and educational reimbursement programs. Reimbursement is available to employees enrolled in pre-approved degree or certification programs at accredited institutions that teach skills or knowledge relevant to our business. The Bank pays in full for seminars, conferences, and other training events employees attend in connection with their job duties. In addition to the investment in employee professional development, the Bank’s benefit and compensation programs are designed to ensure we recruit and retain top talent. The Bank offers employees a comprehensive health benefits package and structures its bonus program to create meaningful performance-based incentives. To encourage retirement savings, the Bank provides a 401(k) match of up to 6% of an employee’s salary and employees share in our financial success while preparing for retirement through the Employee Stock Ownership Plan (“ESOP”). The ESOP gives employees an opportunity to accumulate shares of our common stock and is 100% funded by the Company.

The safety, health and wellness of our employees is a top priority. We provide a safely distanced working environment for employees and employees are asked not to come to work when they experience signs or symptoms of a possible COVID-19 illness. On an ongoing basis, we further promote the health and wellness of our employees by strongly encouraging work-life balance, offering flexible work schedules, keeping the employee portion of health care premiums to a low amount and sponsoring various wellness programs.

Supervision and Regulation

The Company and the Bank operate in the highly regulated banking industry. This regulation establishes a comprehensive framework of activities in which a bank holding company and New Jersey savings bank may engage and is intended primarily for the protection of the deposit insurance fund and depositors.

Set forth below is a brief description of certain material regulatory requirements that are applicable to the Bank and the Company. The description is not intended to be a complete list or description of such statutes and regulations and their effects on the Bank and the Company.

Blue Foundry Bank

As a New Jersey-chartered savings bank, the Bank is subject to comprehensive regulation by the NJDOBI, as its chartering authority and, as a federally insured nonmember institution, by the FDIC. The Bank is a member of the FHLB and its deposits are insured up to applicable limits by the FDIC. The Bank is required to file reports with, and is periodically examined by, the FDIC and the NJDOBI concerning its activities and financial condition and must obtain regulatory approvals before entering into certain transactions, including mergers with or acquisitions of other financial institutions. This regulatory structure is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies regarding classifying assets and establishing an adequate allowance for loan losses for regulatory purposes.

New Jersey Banking Laws and Supervision

Activity Powers. The Bank derives its lending, investment and other activity powers primarily from the New Jersey Banking Act and its related regulations. Under these laws and regulations, savings banks, including Blue Foundry Bank, generally may invest in:

•real estate mortgages;
•consumer and commercial loans;
•specific types of debt securities, including certain corporate debt securities and obligations of federal, state and local governments and agencies;
•certain types of corporate equity securities; and
•certain other assets.
A savings bank may also make other investments pursuant to “leeway” authority that permits investments not otherwise permitted by the New Jersey Banking Act. Leeway investments must comply with a number of limitations on the individual and aggregate amounts of leeway investments. A savings bank may also exercise trust powers upon approval of the NJDOBI. New Jersey savings banks also may exercise those powers, rights, benefits or privileges authorized for national banks or out-of-state banks or for federal or out-of-state savings banks or savings associations, provided that before exercising any such power, right, benefit or privilege, prior approval by the NJDOBI by regulation or by specific authorization is required. The exercise of these lending, investment and activity powers is limited by federal law and regulations. See “—Federal Bank Regulation—Activities and Investments” below. Certain corporate transactions by a savings bank, such as establishing branches and acquiring other banks, require the prior approval of the NJDOBI.

Loan-to-One-Borrower Limitations. With certain specified exceptions, a New Jersey-chartered savings bank may not make loans or extend credit to a single borrower or to entities related to the borrower in an aggregate amount that would exceed 15% of the bank’s capital funds. A savings bank may lend an additional 10% of the bank’s capital funds if secured by collateral meeting the requirements of the New Jersey Banking Act. The Bank currently complies with applicable loan-to-one-borrower limitations.

Dividends. Under the New Jersey Banking Act, a stock savings bank may declare and pay a dividend on its capital stock only to the extent that the payment of the dividend would not impair the capital stock of the savings bank. In addition, a savings bank may not pay a dividend unless the savings bank would have a surplus of not less than 50% of its capital stock after the payment of the dividend or, alternatively, the payment of the dividend would not reduce the surplus. Federal law may also limit the amount of dividends that may be paid by the Bank. See “Federal Bank Regulation—Prompt Corrective Regulatory Action” below.

Minimum Capital Requirements. Regulations of the NJDOBI impose on New Jersey-chartered depository institutions, including the Bank, minimum capital requirements generally similar to those imposed by the FDIC on insured state banks. See “Federal Bank Regulation—Capital Requirements.”

Examination and Enforcement. The NJDOBI may examine the Bank as it deems advisable. It typically examines the Bank at least every two years, typically alternating exams with the FDIC such that the Bank is subject to regulatory examination every year. Regulated institutions are assessed for expenses incurred by the NJDOBI.

The NJDOBI has authority to enforce applicable law and prevent practices that may cause harm to an institution, including the issuance of cease and desist orders and civil money penalties and removal of directors, officers and employees. The NJDOBI also has authority to appoint a conservator or receiver for a savings bank under certain circumstances such as insolvency or unsafe or unsound condition to transact business.

Federal Bank Regulation

Supervision and Enforcement Authority. The Bank is subject to extensive regulation, examination and supervision by the FDIC as its primary federal prudential regulator and the insurer of its deposits. This regulatory structure is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the FDIC extensive discretion in connection with its supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of an adequate allowance for loan losses for regulatory purposes.

The Bank must file reports with the FDIC concerning its activities and financial condition. It must also obtain prior FDIC approval before entering into certain corporate transactions such as establishing new branches and mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the FDIC to evaluate the Bank’s safety and soundness and compliance with various regulatory requirements.

The FDIC maintains substantial enforcement authority over regulated institutions. That includes, among other things, the ability to assess civil money penalties, issue cease and desist orders and remove directors and officers. In general, enforcement actions may be initiated in response to violations of laws and regulations, breaches of fiduciary duty and unsafe or unsound practices. The FDIC may also appoint itself as conservator or receiver for an insured bank under specified circumstances, including: (1) insolvency; (2) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (3) the existence of an unsafe or unsound condition to transact business; (4) insufficient capital; or (5) the incurrence of losses that will deplete substantially all of the institution’s capital with no reasonable prospect of replenishment without federal assistance.

Capital Requirements. Under FDIC regulations, the Bank must meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio, a Tier 1 capital to risk-based assets ratio, a total capital to risk-based assets, and a Tier 1 capital to average total assets leverage ratio. The existing capital requirements were effective January 1, 2015 and are the result of a final rule implementing regulatory amendments based on recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).

The capital standards require the maintenance of common equity Tier 1 capital, Tier 1 capital and total capital to risk-weighted assets of at least 4.5%, 6% and 8%, respectively, and a Tier 1 leverage ratio of at least 4% of average total assets. Common equity Tier 1 capital is generally defined as common shareholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and Additional Tier 1 capital. Additional Tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus Additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). The Bank exercised the opt-out election regarding the treatment of AOCI. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, a bank’s assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests), are multiplied by a risk weight factor assigned by the regulations based on perceived risks inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one-to-four family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if an institution does not hold a “capital conservation buffer” of 2.5%, effectively resulting in the following minimum ratios: (1) a common equity Tier 1 capital ratio of 7.0%, (2) a Tier 1 to risk-based assets capital ratio of 8.5%, and (3) a total capital ratio of 10.5%.

Federal legislation enacted in 2018 required the federal banking agencies, including the FDIC, to adopt a rule implementing a simplified “community bank leverage” ratio alternative. The community bank leverage ratio option was effective January 1, 2020 and is available to institutions with assets of less than $10 billion that meet other specified criteria. The community bank leverage is the ratio of a bank’s tangible Tier 1 equity capital to average total consolidated assets and was established by the regulators at 9%. Recent federal legislation required that the community bank leverage ratio be temporarily lowered to 8%. The federal banking agencies issued a rule implementing the lower ratio, effective April 23, 2020. The rule also established a two-quarter grace period for a qualifying institution whose leverage ratio falls below the 8% requirement so long as the bank maintains a leverage ratio of 7% or greater. Another rule was issued to transition to the 9% community bank leverage ratio by increasing the ratio to 8.5% for calendar year 2021 and 9% thereafter. A qualifying community bank that exercises the election and has capital equal to or exceeding the applicable percentage is considered compliant with all applicable regulatory capital requirements. Qualifying institutions may elect to utilize the community bank leverage ratio in lieu of the generally applicable risk-based capital requirements.

A qualifying institution may opt in and out of the community bank leverage ratio framework on its quarterly call report. The regulations provide an institution that ceases to meet any qualifying criteria with a two-quarter grace period to either again comply with the community bank leverage ratio requirements or comply with the general capital regulations, including the risk-based capital requirements. As of December 31, 2021, the Bank has not opted into the community bank leverage ratio framework.

The FDIC also has authority to establish individual minimum capital requirements in appropriate cases upon determination that an institution’s capital level is, or is likely to become, inadequate in light of the particular circumstances.

At December 31, 2021, the Bank exceeded each of its capital requirements.

Standards for Safety and Soundness. As required by statute, the federal banking agencies have adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness. The guidelines set forth the safety and soundness standards the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, internal audit systems, credit underwriting, loan documentation, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. The agencies have also established standards for safeguarding customer information. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.

Activities and Investments. Federal law provides that a state-chartered bank insured by the FDIC generally may not engage as a principal in any activity not permissible for a national bank to conduct or make any equity investment of a type or in an amount not authorized for national banks, notwithstanding state law, subject to certain exceptions. For example, state-chartered banks may, with FDIC approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange or the Nasdaq Market and to invest in shares of investment companies registered under the Investment Company Act of 1940. The maximum permissible investment is 100% of Tier 1 Capital, as specified by the FDIC’s regulations, or the maximum amount permitted by New Jersey law, whichever is less. Such grandfathered authority terminates upon a change in the institution’s charter or a change in control.

In addition, the FDIC is authorized to permit a state-chartered bank or savings bank to engage in state-authorized activities or investments not permissible for national banks (other than non-subsidiary equity investments) if it meets all applicable capital requirements and it is determined that the activities or investments involved do not pose a significant risk to the Deposit Insurance Fund. The FDIC has adopted procedures for institutions seeking approval to engage in such activities or investments. In addition, a nonmember bank may control a subsidiary that engages in activities as principal that would only be permitted for a national bank to conduct in a “financial subsidiary” if a bank meets specified conditions and deducts its investment in the subsidiary for regulatory capital purposes.

Interstate Banking and Branching. Federal law permits well capitalized and well managed bank holding companies to acquire banks in any state, subject to Federal Reserve Board approval, certain concentration limits and other specified conditions. Interstate mergers of banks are also authorized, subject to regulatory approval and other specified conditions. In addition, banks may establish de novo branches on an interstate basis at any location where a bank chartered under the laws of the branch location host state may establish a branch.

Prompt Corrective Regulatory Action. Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is considered “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a

Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets equal to or less than 2.0%. At December 31, 2021, the Bank was classified as a “well capitalized” institution.

At each successive lower capital category, an insured depository institution is subject to additional operating restrictions, including limits on growth and a prohibition on the payment of dividends and other capital distributions. Furthermore, if an insured depository institution is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the appropriate federal banking agency. An undercapitalized bank’s compliance with a capital restoration plan must be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5.0% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks must comply with one or more of a number of possible additional restrictions, including an order by the FDIC to sell sufficient voting stock to become adequately capitalized, reduce total assets, cease receipt of deposits from correspondent banks, dismiss directors or officers, or limit interest rates paid on deposits, compensation of executive officers or capital distributions by the parent holding company. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it is determined to be critically undercapitalized.

A bank that is classified as well-capitalized, adequately capitalized or undercapitalized may be treated as though it were in the next lower capital category if the FDIC, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment.

As noted above, federal legislation required the implementation of a “community bank leverage ratio” alternative for banks with less than $10.0 billion in assets. The FDIC’s final rule provides that a qualifying institution that opts into that framework is considered well-capitalized with a community bank leverage ratio of 9% or greater or between 8% and 9% in limited circumstances. Those thresholds have been temporarily lowered to 8% or greater, or between 7% and 8% under certain circumstances, by federal legislation. See “Capital Requirements” above.

Transaction with Affiliates and Regulation W of the Federal Reserve Regulations/Loans to Insiders. Transactions between banks and their affiliates are governed by federal law. Generally, Section 23A of the Federal Reserve Act and the Federal Reserve Board’s Regulation W prohibit a bank and its subsidiaries from engaging in a “covered transaction” with an affiliate if the aggregate amount of covered transactions outstanding with that affiliate, including the proposed transaction, would exceed an amount equal to 10.0% of the bank’s capital stock and surplus. The aggregate amount of covered transactions outstanding with all affiliates is limited to 20.0% of the bank’s capital stock and surplus. Section 23B applies to “covered transactions,” as well as to certain other transactions, and requires that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as prevailing market terms for transactions with or involving a non-affiliate. The term “covered transaction” includes making loans to, purchasing assets from, and issuing guarantees to an affiliate, and other similar transactions. Section 23B transactions also include the bank’s providing services and selling assets to an affiliate. In addition, loans or other extensions of credit by a bank to an affiliate are required to be collateralized according to the requirements set forth in Section 23A of the Federal Reserve Act.

A bank’s loans to its executive officers, directors, any owner of 10% or more of its stock (each, an insider) and any of certain entities affiliated with any such person (an insider’s related interest) as well as loans to insiders of affiliates and such insiders’ related interests are subject to the conditions and limitations imposed by Section 22(h) of the Federal Reserve Act and its implementing regulations. Under these restrictions, the aggregate amount of the loans to any insider and the insider’s related interests may not exceed the loans-to-one-borrower limit applicable to national banks, which is comparable to the loans-to-one-borrower limit applicable to the Bank’s loans. See “New Jersey Banking Laws and Supervision—Loan-to-One Borrower Limitations.” All loans by a bank to all insiders and insiders’ related interests in the aggregate may not exceed the bank’s unimpaired capital and unimpaired surplus. Loans to an executive officer, other than loans for the education of the officer’s children and certain loans secured by the officer’s residence, may not exceed the lesser of (1) $100,000 or (2) the greater of $25,000 or 2.5% of the bank’s unimpaired capital and surplus. The regulations require that any proposed loan to an insider, or a related interest of that insider, be approved in advance by a majority of the board of directors of the bank, with any interested directors not participating in the voting, if that loan, combined with previous loans by the bank to the insider and his or her related interests, exceeds specified amounts. Generally, such loans must be made on substantially the same terms as, and follow credit underwriting procedures that are not less stringent than, those that are prevailing at the time for comparable transactions with other persons. As of December 31, 2021 the Bank does not have a material balance of such loans.

The regulations contain a general exception for extensions of credit made pursuant to a benefit or compensation plan of a bank that is widely available to employees of the bank and that does not give any preference to insiders of the bank over other employees.

In addition, federal law prohibits extensions of credit to a bank’s insiders and their related interests by any other institution that has a correspondent banking relationship with the bank, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

The New Jersey Banking Act imposes conditions and limitations on the liabilities to a savings bank of its directors and executive officers and of corporations and partnerships controlled by such persons, that are comparable in many respects to the conditions and limitations imposed on the loans and extensions of credit to insiders and their related interests under federal law, as discussed above. The New Jersey Banking Act also provides that a savings bank that is in compliance with federal law is deemed to be in compliance with such provisions of the New Jersey Banking Act.

Federal Insurance of Deposit Accounts. The Bank is a member of the Deposit Insurance Fund, which is administered by the FDIC. Deposit accounts in the Bank are insured up to a maximum of $250,000 for each separately insured depositor.

The FDIC assesses all insured depository institutions. An institution’s assessment rate depends upon the perceived risk to the Deposit Insurance Fund of that institution, with less risky institutions paying lower rates. Currently, assessments for institutions of less than $10 billion of total assets are based on financial measures and supervisory ratings derived from statistical models estimating the probability of failure within three years. Assessment rates (inclusive of possible adjustments) currently range from 1.5 to 30 basis points of each institution’s total assets less tangible capital. The existing system represents a change, required by the Dodd-Frank Act, from the FDIC’s prior practice of basing the assessment on an institution’s aggregate deposits.

The FDIC may increase or decrease the range of assessments uniformly, except that no adjustment in the risk-based assessment system may be made without notice and comment rulemaking.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or regulatory condition imposed in writing. We do not know of any practice, condition or violation that might lead to termination of the Bank’s deposit insurance.

Federal Deposit Insurance Corporation Improvement Act (“FDICIA”). The Bank, having over $500 million in total assets, is subject to requirements of Section 112 of FDICIA (“FDICIA 112”). The primary purpose of FDICIA 112 is to provide a framework for early risk identification in financial management through an effective system of internal controls. Annual reporting requirements under FDICIA are as follows: (1) annual audited financial statements; (2) management report stating management's responsibility for preparing the institution's annual financial statements, establishing and maintaining an adequate internal control structure and procedures for financial reporting and for complying with laws and regulations, and assessment by management of the institution's compliance with such laws and regulations; and (3) for insured depository institutions with consolidated total assets over $1.0 billion or more, such as the Bank, the independent public accountant who audits the institution's financial statements shall examine, attest to, and report separately on the assertion of management concerning the effectiveness of the institution's internal control structure and procedures for financial reporting.

Privacy Regulations. Federal law generally requires that the Bank disclose its privacy policy, including identifying with whom it shares a customer’s “non-public personal information,” to customers at the time of establishing the customer relationship. In addition, financial institutions are generally required to furnish their customers a privacy notice annually. However, a provision of the Fixing America’s Surface Transportation Act enacted in 2015 provides an exception from the annual notice requirement if a financial institution does not share non-public personal information with non-affiliated third parties (other than as permitted under certain exceptions) and its policies and practices regarding disclosure of non-public personal information have not changed since the last distribution of its policies and practices to its customers. In addition, the Bank is required to provide its customers with the ability to “opt-out” of having their personal information shared with unaffiliated third parties and to not disclose account numbers or access codes to non-affiliated third parties for marketing purposes.

Community Reinvestment Act. Under the Community Reinvestment Act, or “CRA,” as implemented by the FDIC, a state nonmember bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of each state non-member bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to establish branches and acquire other financial institutions. The CRA requires the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. The Bank’s most recent FDIC CRA rating in October 2021 was “Satisfactory.”

Consumer Protection and Fair Lending Regulations. The Bank is subject to a variety of federal and New Jersey statutes and regulations that are intended to protect consumers and prohibit discrimination in the granting of credit. These statutes and regulations provide for a range of sanctions for non-compliance with their terms, including imposition of administrative fines and remedial orders, and referral to the Attorney General for prosecution of a civil action for actual and punitive damages and injunctive relief. Certain of these statutes, including Section 5 of the Federal Trade Commission Act, which prohibits unfair and deceptive acts and practices against consumers, authorize private individual and class action lawsuits and the award of actual, statutory and punitive damages and attorneys’ fees for certain types of violations. Federal laws also prohibit unfair, deceptive or abusive acts or practices against consumers, which can be enforced by the Consumer Financial Protection Bureau, the FDIC and state attorneys general.

Federal Reserve System

Federal Reserve Board regulations generally required depository institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). For a portion of 2020, the regulations required that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $127.5 million or less the reserve requirement was 3.0%; amounts greater than $127.5 million required a 10.0% reserve. The first $16.9 million of otherwise reservable balances were exempted from the reserve requirements. The Bank was in compliance with these requirements. However, effective March 26, 2020, the Federal Reserve Board reduced the reserve requirement to 0%, thereby effectively eliminating the reserve requirement. The Federal Reserve Board did so due to a revision of its approach to monetary policy. The Federal Reserve Board has stated it has no plans to re-impose reserve requirements, but could do so if it determined conditions warranted it.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Banks provide a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB. The Bank was in compliance with this requirement at December 31, 2021.

Holding Company Regulation

Federal Holding Company Regulation. The Company is a bank holding company registered with the Federal Reserve Board and is subject to regulations, examination, supervision and reporting requirements applicable to bank holding companies. In addition, the Federal Reserve Board will have enforcement authority over the Company and its non-savings bank subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings bank.

A bank holding company is generally prohibited from engaging in non-banking activities, or acquiring direct or indirect control of more than 5% of the voting securities of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities the Federal Reserve Board had determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the Federal Reserve Board has determined by regulation to be so closely related to banking are: (1) making or servicing loans; (2) performing certain data processing services; (3) providing discount brokerage services; (4) acting as fiduciary, investment or financial advisor; (5) leasing personal or real property; (6) making investments in corporations or projects designed primarily to promote community welfare; and (7) acquiring a savings and loan association whose direct and indirect activities are limited to those permitted for bank holding companies.

The Gramm-Leach-Bliley Act of 1999 authorizes a bank holding company that meets specified conditions, including that its depository institution subsidiaries are “well capitalized” and “well managed,” to opt to become a “financial holding company.” A “financial holding company” may engage in a broader range of financial activities than a bank holding company. Such activities may include insurance underwriting and investment banking. Blue Foundry Bancorp has no plans to elect “financial holding company” status at this time.

Capital. Federal legislation required the Federal Reserve Board to establish minimum consolidated capital requirements for bank and savings and loan holding companies that are as stringent as those applicable to their insured depository subsidiaries. However, subsequent federal legislation exempted from the applicability of the consolidated capital requirements holding companies with less than $3.0 billion in consolidated assets, unless otherwise advised by the Federal Reserve Board.

Source of Strength. Federal law provides that bank and savings and loan holding companies must act as a source of strength to their subsidiary depository institution. The expectation is that the holding company will provide capital, liquidity and other support for the institution in times of financial stress.

Stock Repurchases and Dividends. A bank holding company is generally required to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. There is an exception to this approval requirement for well-capitalized bank holding companies that meet certain other conditions.

Additionally, under the prompt corrective action laws, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized.

Notwithstanding the above, the Federal Reserve Board has issued a supervisory bulletin regarding the payment of dividends and repurchase or redemption of outstanding shares of stock by bank and holding companies. In general, the Federal Reserve Board’s policy is that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The supervisory bulletin provides for prior consultation with and review of proposed dividends by the Federal Reserve Board in certain cases, such as where a proposed dividend exceeds earnings for the period for which the dividend would be paid (e.g., calendar quarter) or where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund a proposed dividend.

The supervisory bulletin also indicates that a holding company should notify the Federal Reserve Board, under certain circumstances, prior to redeeming or repurchasing common stock or perpetual preferred stock. The specified circumstances include where a holding company is experiencing financial weaknesses or where the repurchase or redemption would result in a net reduction, as of the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. Even outside of these circumstances, the Federal Reserve Board expects as a matter of practice to have notice and opportunity for non-objection before such an action is taken. The supervisory bulletin indicates that such notification is for purposes of allowing Federal Reserve Board supervisory review of, and possible objection to, the proposed repurchases or redemption. These regulatory policies could affect the ability of Blue Foundry Bancorp to pay dividends, engage in stock repurchases or otherwise engage in capital distributions.

Acquisition. Federal laws and regulations provide that no person may acquire control of a bank holding company, such as the Company, without the prior non-objection or approval of the Federal Reserve Board. Control, as defined under the applicable federal regulations, includes the power, directly or indirectly, to direct the management or policies of the company or to vote 25% or more of any class of voting securities of the company. Acquisition of 10% or more of any class of a bank holding company’s voting securities constitutes a rebuttable presumption of control under certain circumstances, including where, as is the case with the Company, the issuer has registered securities under Section 12 of the Exchange Act. In addition, the Bank Holding Company Act provides that no company may acquire control of a bank or bank holding company within the meaning of that Act without having first obtained the approval of the Federal Reserve Board. A company that acquires control of a bank or bank holding company for purposes of the Bank Holding Company Act becomes a “bank holding company” subject to registration, examination and regulation by the Federal Reserve Board.

New Jersey law establishes similar filing and prior approval requirements as to the NJDOBI for direct or indirect acquisitions of New Jersey chartered institutions.

Federal Securities Laws

The Company’s common stock is registered with the Securities and Exchange Commission. Blue Foundry Bancorp is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

The registration under the Securities Act of shares of common stock issued in the stock offering does not cover the resale of those shares. Shares of common stock purchased by persons who are not affiliates of the Company may be resold without registration. Shares purchased by an affiliate of the Company is subject to the resale restrictions of Rule 144 under the Securities Act. If the Company meets the current public information requirements of Rule 144, each affiliate that complies with the other conditions of Rule 144, including those that require the affiliate’s sale to be aggregated with those of other persons, would be able to sell in the public market without registration, a number of shares not to exceed, in any three-month period, the greater of 1% of the outstanding shares of the Company, or the average weekly volume of trading in the shares during the preceding four calendar weeks.

Emerging Growth Company Status. We are an emerging growth company. For as long as we continue to be an emerging growth company, we have elected to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As an emerging growth company, we also will not be subject to Section 404(b) of the Sarbanes-Oxley Act of 2002, which would require that our independent auditors review and attest as to the effectiveness of our internal control over financial reporting. We have also elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. If the Company were to subsequently elect not to use this extended transition period, such election would be irrevocable. Due to our use of the extended transition period, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

A company loses emerging growth company status on the earlier of: (1) the last day of the fiscal year of the company during which it had total annual gross revenues of $1.07 billion or more; (2) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the company pursuant to an effective registration statement under the Securities Act; (3) the date on which such company has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (4) the date on which such company is deemed to be a “large accelerated filer” under Securities and Exchange Commission regulations (generally, a “large accelerated filer” is defined as a corporation with at least $700 million of voting and non-voting equity held by non-affiliates).

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 is intended to improve corporate responsibility, provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Company has policies, procedures and systems designed to comply with these regulations.

The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”)

The CARES Act, which became law on March 27, 2020, provided over $2 trillion to combat the coronavirus (COVID-19) and stimulate the economy. The law had several provisions relevant to depository institutions, including:

•Allowing institutions not to characterize loan modifications relating to the COVID-19 pandemic as a troubled debt restructuring and also allowing them to suspend the corresponding impairment determination for accounting purposes.
•As previously noted, temporarily reducing the community bank leverage ratio alternative available to institutions of less than $10 billion of assets to 8%.
•The ability of a borrower of a federally-backed mortgage loan experiencing financial hardship due to the COVID-19 pandemic, to request forbearance from paying their mortgage. Such a forbearance could be granted for up to 180 days, subject to extension for an additional 180-day period upon the request of the borrower. During that time, no fees, penalties or interest beyond the amounts scheduled or calculated as if the borrower made all contractual payments on time and in full under the mortgage contract could accrue on the borrower’s account. Except for vacant or abandoned property, the servicer of a federally-backed mortgage was prohibited from taking any foreclosure action, including any eviction or sale action, for not less than the 60-day period beginning March 18, 2020, extended by federal mortgage-backing agencies to at least December 31, 2020.
•The ability of a borrower of a multi-family federally backed mortgage loan that was current as of February 1, 2020 to submit a request for forbearance because of financial hardship during the COVID-19 emergency. A forbearance would be granted for up to 30 days, which could be extended for up to two additional 30-day periods upon the request of the borrower. Later extensions were made available, for a total of six months, for certain federally backed multi-family mortgage loans. During the time of the forbearance, the multi-family borrower could not evict or initiate the eviction of a tenant or charge any late fees, penalties or other charges to a tenant for late payment of rent. Additionally, a multi-family borrower that received a forbearance could not require a tenant to vacate a dwelling unit before a date that is 30 days after the date on which the borrower provided the tenant notice to vacate and could not issue a notice to vacate until after the expiration of the forbearance.

The Paycheck Protection Program

The CARES Act and the PPP and the Health Care Enhancement Act provided $659 billion to fund loans by depository institutions to eligible small businesses through the SBA’s 7(a) loan guaranty program. These loans are federally guaranteed. An eligible business could apply under the PPP during the applicable covered period and receive a loan up to 2.5 times its average monthly “payroll costs” up to $10.0 million. The proceeds of the loan could be used for payroll (excluding individual employee compensation over $100,000 per year), mortgage, interest, rent, insurance, utilities and other qualifying expenses. PPP loans have: (a) an interest rate of 1.0%; (b) a two-year loan term (or five-year loan term for loans made after June 5, 2020) to maturity; and (c) principal and interest payments deferred until the date on which the SBA remits the loan forgiveness amount to the lender or, alternatively, notifies the lender no loan forgiveness is allowed. The SBA guarantees the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be fully reduced by the loan forgiveness amount under the PPP so long as, during the applicable loan forgiveness covered period, employee and compensation levels of the business are maintained and 60% of the loan proceeds are used for payroll expenses, with the remaining 40% of the loan proceeds used for other qualifying expenses. As of December 31, 2021, the Company had PPP loans totaling $16.8 million. Fees related to the forgiveness and repayment of PPP loans, which were recognized in interest income, totaled $2.8 million and $605 thousand for the years ended December 31, 2021 and 2020, respectively.

On December 27, 2020, the Consolidated Appropriations Act, 2021 (the “Relief Act”) became law and provided an additional $284 billion for the PPP, and extended the PPP through March 31, 2021. PPP changes as a result of the Relief Act include: (1) an opportunity for a second PPP forgivable loan for small businesses and nonprofits with 300 or fewer employees that can demonstrate a loss of 25 percent of gross receipts in any quarter during 2020 compared to the same quarter in 2019; (2) allowing qualified borrowers to apply for a PPP loan up to 2.5 times (or 3.5 times for small businesses in the restaurant and hospitality industries) the borrower’s average monthly payroll costs in the one-year period prior to the date on which the loan is made or calendar year 2019, limited to a loan amount of $2.0 million; (3) the addition of personal protective equipment expenses, costs associated with outdoor dining, uninsured costs related to property damaged by vandalism or looting due to 2020 public disturbances, and supplier costs as eligible and forgivable expenses; (4) simplifying the loan forgiveness process for loans of $150,000 or less; and (5) eliminating the requirement that Economic Injury Disaster Loan (EIDL) Advances will reduce the borrower’s PPP loan forgiveness amount. Additionally, expenses paid with the proceeds of PPP loans that are forgiven are now tax-deductible, reversing previous guidance from the U.S. Department of the Treasury and the Internal Revenue Service, which did not allow deductions on expenses paid for with PPP loan proceeds.

TAXATION

Federal Taxation

General. The Company and the Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize material federal income tax matters and is not a comprehensive description of the tax rules applicable to the Company and the Bank.

Method of Accounting. For federal income tax purposes, the Company currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal income tax returns.

Net Operating Loss Carryovers. Effective with the passage of the Tax Cuts and Jobs Act, net operating loss carrybacks are no longer permitted, and net operating losses are allowed to be carried forward indefinitely. Net operating loss carryforwards arising from tax years beginning after January 1, 2018 are limited to offset a maximum of 80% of a future year’s taxable income. At December 31, 2021, the Company had $31.7 million in net operating loss carryovers. The Company contributed $9.0 million to the Blue Foundry Charitable Foundation, and the deferred benefit has a 5 year carryforward limitation.

Capital Loss Carryovers. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which carried and is used to offset any capital gains. Any loss remaining after the five-year carryover period that has not been deducted is no longer deductible. At December 31, 2021, the Company had no capital loss carryovers.

Corporate Dividends. We may generally exclude from our income 100% of dividends received from the Bank as a member of the same affiliated group of corporations.

Audit of Tax Returns. The Company’s federal income tax returns have not been audited in the last three years.

State Taxation

New Jersey State Taxation. In 2014, tax legislation was enacted that changed the manner in which financial institutions and their affiliates are taxed in New Jersey. Taxable income is apportioned to New Jersey based on the location of the taxpayer’s customers, with special rules for income from certain financial transactions. The location of the taxpayer’s offices and branches are not relevant to the determination of income apportioned to New Jersey. The statutory tax rate is currently 6.5%. An alternative tax on apportioned capital, capped at $5.0 million for a tax year, is imposed to the extent that it exceeds the tax on apportioned income. The New Jersey alternative tax rate was 0.05% for 2019, 0.025% for 2020 and was completely phased out as of January 1, 2021. Qualified community banks and thrift institutions that maintain a qualified loan portfolio are entitled to a specially computed modification that reduces the income taxable to New Jersey. The Company had New Jersey net operating loss carryforwards totaling $33.6 million which expire in 20 years.

The Company’s New Jersey State income tax returns were subject to an audit for the years 2015 through 2018, which concluded in January 2022 without findings.

Delaware State Taxation. As a Delaware business corporation not earning income in Delaware, the Company is exempt from Delaware corporate income tax but is required to file an annual report with and pay franchise taxes to the state of Delaware.

ITEM 1.A RISK FACTORS

Risks Related to COVID-19

The COVID-19 pandemic has had and may continue to have an adverse impact on our business, results of operations and prospects.

The COVID-19 pandemic has had an adverse impact on us, our customers and the communities we serve. Given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 pandemic on our business, customers, employees and third-party service providers. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated. Additionally, the responses that various governmental and non-governmental authorities took to curtail business and consumer activities in an effort to mitigate the pandemic could have material long-term effects on us and our customers that are difficult to quantify in the near-term or long-term.

As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

•
unanticipated loss or unavailability of key employees, including operational management personnel and those charged with preparing, monitoring and evaluating the companies’ financial reporting and internal controls;

•	declines in demand for loans and other banking services and products, as well as a decline in the credit quality of our loan portfolio, owing to the effects of COVID-19 in the markets we serve;
•	if higher levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;
•	allowance for loan losses may increase if borrowers experience financial difficulties, which will adversely affect net income;
•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments;
•	cyber security risks are increased as the result of an increase in the number of employees working remotely;
•	continued volatility in the capital markets that may impact the performance of our investment securities portfolio;
•	the unavailability of a critical service offered by a third-party vendor; and
•	volatility in the price of our common stock.

Risks Related to Economic Conditions

A worsening of economic conditions in our market area could reduce demand for our products and services and/or result in increases in our level of non-performing loans, which could adversely affect our operations, financial condition and earnings

Local economic conditions have a significant impact on the ability of our borrowers to repay loans and the value of the collateral securing loans. A deterioration in economic conditions, especially local conditions, as a result of COVID-19 or otherwise, could have the following consequences, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations, and could more negatively affect us compared to a financial institution that operates with more geographic diversity:

•	demand for our products and services may decline;
•	loan delinquencies, problem assets and foreclosures may increase;
•	collateral for loans, especially real estate, may decline in value, thereby reducing customers’ future borrowing power, and reducing the value of assets and collateral associated with existing loans; and
•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us.

Moreover, a significant decline in general economic conditions caused by inflation, recession, acts of terrorism, civil unrest, an outbreak of hostilities or other international or domestic calamities, an epidemic or pandemic, unemployment or other factors beyond our control could further impact these local economic conditions and could further negatively affect the financial results of our banking operations.

The geographic concentration of our loan portfolio and lending activities makes us vulnerable to a downturn in our local market area.

Our loan portfolio is concentrated primarily in New Jersey. This makes us vulnerable to a downturn in the local economy and real estate markets. Adverse conditions in the local economy such as unemployment, inflation, recession, a catastrophic event or other factors beyond our control could impact the ability of our borrowers to repay their loans, which could impact our net interest income. Decreases in local real estate values caused by economic conditions, recent changes in tax laws or other events could adversely affect the value of the property used as collateral for our loans, which could cause us to realize a loss in the event of a foreclosure. Further, deterioration in local economic conditions could drive the level of loan losses beyond the level we have provided for in our allowance for loan losses, which in turn could necessitate an increase in our provision for loan losses and a resulting reduction to our earnings and capital.

Risks Related to Growth

Our business strategy includes growth, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

Our business strategy includes growth in assets, deposits and the scale of our operations. Achieving our growth targets will require us to attract customers that currently bank at other financial institutions in our market, thereby increasing our share of the market, and to expand the size of our market area. Our ability to successfully grow will depend on a variety of factors, including our ability to attract and retain experienced bankers, the continued availability of desirable business opportunities, the competitive responses from other financial institutions in our market area and our ability to manage our growth. Growth opportunities may not be available or we may not be able to manage our growth successfully. If we do not manage our growth effectively, our financial condition and operating results could be negatively affected.

Building market share through de novo branching may cause our expenses to increase faster than revenues.

We are building market share by opening de novo branches in contiguous markets. There are considerable costs involved in de novo branching as new branches generally require time to generate sufficient revenues to offset their initial start-up costs, especially in areas in which we do not have an established presence. Accordingly, any new branch can be expected to negatively impact our earnings until the branch attracts a sufficient number of deposits and loans to offset expenses. We cannot assure you that new branches opened will be successful even after they have been established.

New lines of business or new products and services may subject us to additional risks.

From time to time, we may implement new lines of business or offer new products and services within existing lines of business. In addition, we will continue to invest in research, development, and marketing for new products and services. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services we may invest significant time and resources. Initial timetables for the development and introduction of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. Furthermore, if customers do not perceive our new offerings as providing significant value, they may fail to accept our new products and services. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, the burden on management and our information technology in introducing any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, financial condition and results of operations.

Severe weather, acts of terrorism, geopolitical and other external events could impact our ability to conduct business.

Weather-related events have adversely impacted our market area in recent years, especially areas located near coastal waters and flood prone areas. Such events that may cause significant flooding and other storm-related damage may become more common events in the future. Financial institutions have been, and continue to be, targets of terrorist threats aimed at compromising operating and communication systems and the metropolitan New York area, including New Jersey, remain central targets for potential acts of terrorism. Such events could cause significant damage, impact the stability of our facilities and result in additional expenses, impair the ability of our borrowers to repay their loans, reduce the value of collateral securing repayment of our loans, and result in the loss of revenue. While we have established and regularly test disaster recovery procedures, the occurrence of any such event could have a material adverse effect on our business, operations and financial condition. Additionally, financial markets may be adversely affected by the current or anticipated impact of military conflict, including escalating military tension between Russia and Ukraine, terrorism or other geopolitical events.

Risks Related to Interest Rate Risk

Future changes in interest rates may reduce any future profits.

Like most financial institutions, whether we are profitable or not depends to a large extent upon our net interest income, which is the difference between our interest income on interest-earning assets, such as loans and securities, and our interest expense on interest-bearing liabilities, such as deposits and borrowed funds. Accordingly, our results of operations depend largely on movements in market interest rates and our ability to manage our interest-rate sensitive assets and liabilities in response to these movements. Factors such as inflation, recession and instability in financial markets, among other factors beyond our control, may affect interest rates. For the year ended December 31, 2021, we had a net loss of $36.3 million.

If interest rates rise, and if rates on our deposits reprice upwards faster than the rates on our long-term loans and investments, we would experience compression of our interest rate spread, which would have a negative effect on our profitability.

Furthermore, increases in interest rates may adversely affect the ability of our borrowers to make loan repayments on adjustable-rate loans, as the interest owed on such loans would increase as interest rates increase. Conversely, decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such loan or securities proceeds into lower-yielding assets, which might also negatively impact our income.

Any substantial change in market interest rates could have a material adverse effect on our financial condition, liquidity and results of operations. While we pursue an asset/liability strategy designed to mitigate our risk from changes in interest rates, such changes can still have a material adverse effect on our financial condition and results of operations. Changes in the level of interest rates also may negatively affect our ability to originate real estate loans, the value of our assets and our ability to realize gains from the sale of our assets, all of which ultimately affect our earnings.

At December 31, 2021, our net portfolio value would decrease by $19.2 million if there was an instantaneous 200 basis point increase in market interest rates. For further discussion of how changes in interest rates could impact us, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk.”

Risks Related to Lending Activities

Because we intend to increase our commercial real estate and commercial loan originations, our lending risk will increase.

Commercial real estate and commercial loans generally have more risk than residential mortgage loans. Because the repayment of commercial real estate and commercial loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of such loans can be affected by adverse conditions in the real estate market or the local economy. Commercial real estate and commercial loans may also involve relatively large loan balances to individual borrowers or groups of related borrowers. A downturn in the real estate market or the local economy could adversely impact the value of properties securing the loan or the revenues from the borrower’s business thereby increasing the risk of non-performing loans. Also, many of our multi-family and commercial real estate and commercial business borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential mortgage loan. Further, unlike residential mortgages or multi-family and commercial real estate loans, commercial and industrial loans may be secured by collateral other than real estate, such as inventory and accounts receivable, the value of which may be more difficult to appraise, may be more susceptible to fluctuation in value at default, and may be more difficult to realize upon enforcement of our remedies. As our commercial real estate and commercial loan portfolios increase, the corresponding risks and potential for losses from these loans may also increase.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings and capital could decrease.

Lending is inherently risky and we are exposed to the risk that our borrowers may default on their obligations. A borrower’s default on its obligations may result in lost principal and interest income and increased operating expenses as a result of the allocation of management’s time and resources to the collection and work-out of the loan. In certain situations, where collection efforts are unsuccessful or acceptable work-out arrangements cannot be reached, we may have to charge-off the loan in whole or in part, or sell it at a discount. In such situations, we may acquire real estate or other assets, if any, that secure the loan through foreclosure or other similar available remedies, the amount owed under the defaulted loan may exceed the value of the assets acquired, and post-default remedies may be unavailable or unfeasible.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate other factors including, among other things, current economic conditions. If our assumptions are incorrect, or if delinquencies or non-performing loans increase, our allowance for loan losses may not be sufficient to cover probable and incurred losses inherent in our loan portfolio, which would require additions to our allowance, which could materially decrease our net income. Our allowance for loan losses was 1.13% of total loans and 120.38% of non-performing loans at December 31, 2021.

In addition, bank regulators periodically review our allowance for loan losses and, based on their judgments and information available to them at the time of their review, may require us to increase our allowance for loan losses or recognize further loan charge-offs. An increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities may reduce our net income and our capital, which may have a material adverse effect on our financial condition and results of operations.

If our non-performing assets increase, our earnings will be adversely affected.

At December 31, 2021, our non-performing assets, which consist of non-performing loans and other real estate owned, were $12.0 million, or 0.63% of total assets. Our non-performing assets adversely affect our net income in various ways:

•	we record interest income only on the cash basis or cost-recovery method for non-accrual loans and we do not record interest income for other real estate owned;
•	we must provide for probable loan losses through a current period charge to the provision for loan losses;
•	non-interest expense increases when we write down the value of properties in our other real estate owned portfolio to reflect changing market values;
•	there are legal fees associated with the resolution of problem assets, as well as carrying costs, such as taxes, insurance, and maintenance fees; and
•	the resolution of non-performing assets requires the active involvement of management, which can distract them from more profitable activity.

If additional borrowers become delinquent and do not pay their loans and we are unable to successfully manage our non-performing assets, our losses and troubled assets could increase significantly, which could have a material adverse effect on our financial condition and results of operations.

Transition from the use of LIBOR may adversely impact the value of, and the return on, our loans and investment securities which are indexed to LIBOR.

The use of LIBOR in new contracts was discontinued after December 31, 2021. Certain USD LIBOR tenors will continue to be published on a representative basis until June 30, 2023. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR. Regulators, industry groups and certain committees (e.g. the Alternative Reference Rates Committee) have published recommended fallback language for LIBOR-linked financial instruments, identified recommended alternatives for the LIBOR (e.g. the Secured Overnight Financing Rate), and proposed implementations of the recommended alternatives in floating-rate financial instruments. At this time, it is not possible to predict whether these specific recommendations and proposals will be broadly accepted.

Uncertainty as to the transition away from LIBOR and implementation of a substitute index or indices may adversely affect the value of, and the return on our loans, and our investment securities.

Risks Related to Competition

Strong competition within our market area may limit our growth and profitability.

Competition in the banking and financial services industry is intense. In our market area, we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Some of our competitors have greater name recognition and market presence that benefit them in attracting business, and offer certain services that we do not or cannot provide. Our smaller asset size also makes it more difficult to compete, as many of our competitors are larger and can more easily afford to invest in the marketing and technologies needed to attract and retain customers. In addition, larger competitors may be able to price loans and deposits more aggressively than we do, which could affect our ability to grow and remain profitable on a long-term basis. Our profitability depends upon our continued ability to successfully compete in our market area. If we must raise interest rates paid on deposits or lower interest rates charged on our loans, our net interest margin and profitability could be adversely affected. For additional information see “Business of Blue Foundry Bank—Competition.”

The financial services industry could become even more competitive as a result of continuing legislative, regulatory and technological changes and continued industry consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services than we can as well as better pricing for those products and services.

Risks Related to Operations and Security

We face significant operational risks because the nature of the financial services business involves a high volume of transactions.

We operate in diverse markets and rely on the ability of our employees and systems to process a high number of transactions. Operational risk is the risk of loss resulting from our operations, including but not limited to, the risk of fraud by employees or persons outside our company, the execution of unauthorized transactions by employees, errors relating to transaction processing and technology, breaches of our internal control systems and compliance requirements. Insurance coverage may not be available for such losses, or where available, such losses may exceed insurance limits. This risk of loss also includes the potential legal actions that could arise as a result of operational deficiencies or as a result of non-compliance with applicable regulatory standards, adverse business decisions or their implementation, or customer attrition due to potential negative publicity. In the event of a breakdown in our internal control systems, improper operation of systems or improper employee actions, we could suffer financial loss, face regulatory action, and/or suffer damage to our reputation.

Cyber-attacks or other security breaches could adversely affect our operations, net income or reputation.

We regularly collect, process, transmit and store significant amounts of confidential information regarding our customers, employees and others and concerning our own business, operations, plans and strategies. In some cases, this confidential or proprietary information is collected, compiled, processed, transmitted or stored by third parties on our behalf.

Information security risks have generally increased in recent years because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial and other transactions and the increased sophistication and activities of perpetrators of cyber-attacks and mobile phishing. Mobile phishing, a means for identity thieves to obtain sensitive personal information through fraudulent e-mail, text or voice mail, is an emerging threat targeting the customers of financial entities. A failure in or breach of our operational or information security systems, or those of our third-party service providers, as a result of cyber-attacks or information security breaches or due to employee error, malfeasance or other disruptions could adversely affect our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and/or cause losses.

If this confidential or proprietary information were to be mishandled, misused or lost, we could be exposed to significant regulatory consequences, reputational damage, civil litigation and financial loss.

Although we employ a variety of physical, procedural and technological safeguards to protect this confidential and proprietary information from mishandling, misuse or loss, these safeguards do not provide absolute assurance that mishandling, misuse or loss of the information will not occur, and that if mishandling, misuse or loss of information does occur, those events will be promptly detected and addressed. Similarly, when confidential or proprietary information is collected, compiled, processed, transmitted or stored by third parties on our behalf, our policies and procedures require that the third party agree to maintain the confidentiality of the information, establish and maintain policies and procedures designed to preserve the confidentiality of the information, and permit us to confirm the third party’s compliance with the terms of the agreement. As information security risks and cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures and/or to investigate and remediate any information security vulnerabilities.

Risks associated with system failures, interruptions, or breaches of security could negatively affect our earnings.

Information technology systems are critical to our business. We use various technology systems to manage our customer relationships, general ledger, securities, deposits, and loans. We have established policies and procedures to prevent or limit the impact of system failures, interruptions, and security breaches, but such events may still occur and may not be adequately addressed if they do occur. In addition, any compromise of our systems could deter customers from using our products and services. Although we rely on security systems to provide the security and authentication necessary to effect the secure transmission of data, these precautions may not protect our systems from compromises or breaches of security.

In addition, we outsource a majority of our data processing to third-party providers. If these third-party providers encounter difficulties, or if we have difficulty communicating with them, our ability to adequately process and account for transactions could be affected, and our business operations could be adversely affected. Threats to information security also exist in the processing of customer information through various other vendors and their personnel.

The occurrence of any system failures, interruptions, or breaches of security could damage our reputation and result in a loss of customers and business, subject us to additional regulatory scrutiny or expose us to litigation and possible financial liability. Any of these events could have a material adverse effect on our financial condition and results of operations.

We depend on our management team, many of whom are new to the Bank, to implement our business strategy and execute successful operations and we could be harmed by the loss of their services.

We depend upon the services of the members of our senior management team to implement our business strategy and execute our operations. Over the last several years we have hired certain new senior level management to implement the Bank’s new focus and direction. Our future success will depend, to a significant extent, on the ability of our new management team to operate effectively, both individually and as a group. We must successfully manage issues that may result from the integration of the new members of our executive management. Members of our senior management team and lending personnel who have expertise and key business relationships in our markets could be difficult to replace. The loss of these persons or our inability to hire additional qualified personnel, could impact our ability to implement our business strategy and could have a material adverse effect on our results of operations and our ability to compete.

Our cost of operations is high relative to our revenues.

Our non-interest expense totaled $74.7 million and $77.1 million for the years ended December 31, 2021 and 2020, respectively. We continue to analyze our expenses and achieve efficiencies where available. Although we strive to generate increases in both net interest income and non-interest income, our efficiency ratio remains high as a result of operating expenses, resulting in part from one-time expenses during the years ended December 31, 2021 and 2020. For the year ended December 31, 2021, one-time expenses include an $11.2 million loss related to the withdrawal from the multi-employer defined-benefit pension plan and a $9.0 million contribution to the Blue Foundry Charitable Foundation. For the year ended December 31, 2020, one-time expenses include a $12.8 million valuation allowance on Bank property reclassified to held for sale and subsequently written down to fair value and goodwill impairment of $15.5 million. Our efficiency ratio was 164.37% and 191.51% for the years ended December 31, 2021 and 2020, respectively.

The cost of additional finance and accounting systems, procedures and controls in order to satisfy our new public company reporting requirements will increase our expenses.

As a result of the completion of the stock offering, we became a public reporting company. We expect that the obligations of being a public company, including the substantial public reporting obligations, will require significant expenditures and place additional demands on our management team. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with the second annual report that we would expect to file with the Securities and Exchange Commission. Any failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business. In addition, we may need to hire additional compliance, accounting and financial staff with appropriate public company experience and technical knowledge, and we may not be able to do so in a timely fashion. As a result, we may need to rely on outside consultants to provide these services for us until qualified personnel are hired. These obligations will increase our operating expenses and could divert our management’s attention from our operations.

We are a community bank and our ability to maintain our reputation is critical to the success of our business and the failure to do so may materially adversely affect our performance.

We are a community bank and our reputation is one of the most valuable assets of our business. A key component of our business strategy is to rely on our reputation for customer service and knowledge of local markets to expand our presence by capturing new business opportunities from existing and prospective customers in our market area and contiguous areas. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers. If our reputation is negatively affected by the actions of our employees, by our inability to conduct our operations in a manner that is appealing to current or prospective customers, or otherwise, our business and operating results may be materially adversely affected.

Our risk management framework may not be effective in mitigating risk and reducing the potential for significant losses.

Our risk management framework is designed to minimize risk and loss to us. We seek to identify, measure, monitor, report and control our exposure to risk, including strategic, market, liquidity, compliance and operational risks. While we use broad and diversified risk monitoring and mitigation techniques, these techniques are inherently limited because they cannot anticipate the existence or future development of currently unanticipated or unknown risks. Recent economic conditions and heightened legislative and regulatory scrutiny of the financial services industry, among other developments, have increased our level of risk. Accordingly, we could suffer losses if we fail to properly anticipate and manage these risks.

Risks Related to Regulatory Matters

Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and/or increase our costs of operations.

We are subject to extensive regulation, supervision and examination by our banking regulators. Such regulation and supervision govern the activities in which a financial institution and its holding company may engage and are intended primarily for the protection of insurance funds and the depositors and borrowers of Blue Foundry Bank rather than for the protection of our shareholders. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the ability to impose restrictions on our operations, classify our assets and determine the level of our allowance for loan losses. These regulations, along with the currently existing tax, accounting, securities, deposit insurance and monetary laws, rules, standards, policies, and interpretations, control the methods by which financial institutions conduct business, implement strategic initiatives, and govern financial reporting and disclosures. As a smaller institution, we are disproportionately affected by the ongoing increased costs of compliance with banking and other regulations. Any change in such regulation and oversight, whether in the form of regulatory policy, new regulations, legislation or supervisory action, may have a material impact on our operations. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent accounting firm. These changes could materially impact, potentially retroactively, how we report our financial condition and results of operations.

We are subject to stringent capital requirements, which may adversely impact our return on equity, require us to raise additional capital, or restrict us from paying dividends or repurchasing shares.

Federal regulations establish minimum capital requirements for insured depository institutions, including minimum risk-based capital and leverage ratios and define what constitutes “capital” for calculating these ratios. The regulations also establish a “capital conservation buffer” of 2.5%, effectively resulting in the following minimum ratios: (1) a common equity Tier 1 capital ratio of 7.0%, (2) a Tier 1 to risk-based assets capital ratio of 8.5%, and (3) a total capital ratio of 10.5%. An institution will be subject to limitations on paying dividends, repurchasing its shares, and paying discretionary bonuses, if its capital levels fall below the buffer amount.

Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.

Companies are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to their environmental, social and governance (“ESG”) practices and disclosure. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions and human rights. Increased ESG related compliance costs could result in increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, and our stock price. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure.

Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions.

The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions, including restrictions on conducting acquisitions or establishing new branches.

During the last year, several banking institutions have received large fines for non-compliance with these laws and regulations. The policies and procedures we have adopted that are designed to assist in compliance with these laws and regulations may not be effective in preventing violations of these laws and regulations.

Changes in management’s estimates and assumptions may have a material impact on our consolidated financial statements and our financial condition or operating results.

In preparing the periodic reports we file under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including our consolidated financial statements, our management is required under applicable rules and regulations to make estimates and assumptions as of specified dates. These estimates and assumptions are based on management’s best estimates and experience at such times and are subject to substantial risk and uncertainty. Materially different results may occur as circumstances change and additional information becomes known. Areas requiring significant estimates and assumptions by management include our evaluation of the adequacy of our allowance for loan losses, the determination of our deferred income taxes, our fair value measurements, our determination of goodwill impairment, and our evaluation of our defined benefit pension plan obligations.

Various factors may make takeover attempts more difficult to achieve.

Certain provisions of our certificate of incorporation and bylaws and state and federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire control of Blue Foundry Bancorp without our board of directors' approval. Under regulations applicable to the conversion, for a period of three years following completion of our stock offering and related transactions in July 2021, no person may acquire beneficial ownership of more than 10% of our common stock without prior approval of the Federal Reserve Board. Under federal law, subject to certain exemptions, a person, entity or group must notify the Federal Reserve Board before acquiring control of a bank holding company. There also are provisions in our certificate of incorporation and bylaws that may be used to delay or block a takeover attempt, including a provision that prohibits any person from voting more than 10% of our outstanding shares of common stock. Furthermore, shares of restricted stock and stock options that we may grant to employees and directors, stock ownership by our management and directors, shares held by the employee stock ownership plan and other factors may make it more difficult for companies or persons to acquire control of Blue Foundry Bancorp without the consent of our board of directors. Taken as a whole, these statutory provisions and provisions in our certificate of incorporation and bylaws could result in our being less attractive to a potential acquirer and thus could adversely affect the market price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

At December 31, 2021, the Company and the Bank conducted our business through 17 full-service branch offices located in northern New Jersey. We own six properties and lease 13 properties. A branch at one of the lease properties is expected to open in 2022. The aggregate net book value of premises and equipment was $28.1 million at December 31, 2021.

The Company’s principal executive office is located at 19 Park Avenue, Rutherford, New Jersey and the Company’s administrative offices are located at 7 Sylvan Way, Parsippany, New Jersey.

ITEM 3. LEGAL PROCEEDINGS

Periodically, we are involved in claims and lawsuits, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At December 31, 2021, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed on the Nasdaq Global Select Market under the trading symbol “BLFY.” Trading in the Company’s common stock commenced on July 16, 2021. As of January 31 2022, there were 28,522,500 shares of the Company’s common stock issued and outstanding, and approximately 1,375 stockholders of record. Certain shares of Blue Foundry Bancorp are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

The Company has not declared any dividends to holders of its common stock and we do not currently anticipate paying dividends on our common stock in the near future. Our board of directors has the authority to declare dividends on our shares of common stock, and may determine to pay dividends in the future, subject to financial condition, results of operations, tax considerations, industry standards, economic conditions, statutory and regulatory requirements that affect the payment of dividends by the Bank to the Company, and other relevant factors. No assurances can be given that any cash dividends will be paid or that, if paid, will not be reduced or eliminated in the future.

Issuer Purchases of Equity Securities

The Company did not purchase any shares of its common stock during the year ended December 31, 2021. Under current Federal Reserve Board regulations, the Company may not repurchase shares of its common stock during the first year following the Company’s initial public offering, except to fund shareholder-approved equity benefit plans or, with prior regulatory approval, when extraordinary circumstances exist.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section is intended to assist in the understanding of the financial performance of the Company and its subsidiary through a discussion of our financial condition as of December 31, 2021, and our results of operations for the years ended December 31, 2021 and 2020. This section should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements that appear at the end of this report.

COVID Update
The COVID-19 pandemic related impacts on the Company’s business continue to lessen as the economy stabilizes, restrictions ease, and general market conditions improve. Additionally, the Federal Reserve’s policies are anticipated to address the recent inflation concerns and reduce the amount of broad-based financial support for asset pricing. This change in policy is indicative of a return to a more normal policy environment and the departure from pandemic-era policies which may be subject to future changes, such as changes that may result from any new COVID-19 variants.

Business Strategy
The Company’s goal is to position ourselves to prosper in an evolving financial services landscape and enhance our position as one of the leading community banking institutions in our market. We intend to continue to provide a broad array of banking and other financial services to retail, commercial and small business customers while growing our presence in our markets and expanding our franchise. In recent years, we have focused on, and invested heavily in, our technology and infrastructure to improve our delivery channels and create competitive products and services, a strong workforce and an enhanced awareness of our banking brand in our market area.

As a result, we believe we are well positioned to capitalize on the opportunities available in our market by focusing on the following core strategies.

Repositioning our Business Mix: Focus on building commercial and small-business relationships. We focus on understanding our customers’ and potential customers’ financial needs and providing a wide variety of high-quality products and solutions through a collaborative approach that intends to create long-term relationships. Our goal is to continue to evolve from a traditional savings bank focusing on residential lending to a full-service commercial bank with an emphasis on providing products and services to commercial and small businesses in our market area. We believe pursuing this strategy will allow us to both grow and diversify our business mix while providing us with the best opportunities to drive strong financial returns. We intend to pursue these commercial relationships through the lending personnel that we have recruited and continue to recruit, who have the experience and relationships necessary to build this business as well as through cultural changes that have been made across the organization that emphasize our goal of pursuing this strategy. Further, our investment in technology is intended to facilitate the delivery of consumer and business solutions without the need for traditional sales channels.

Recently, we were approved by the SBA to provide loans under the 7(a) Loan Program, the SBA’s most common loan program. We believe providing 7(a) loans as well as traditional commercial and industrial loans and lines of credit will allow us to provide needed funding to our business communities, which will increase deposits. Often, these borrowers also keep deposits at their loan providers.

Growing our Business: Developing new customer relationships and deepening existing relationships. We seek to expand our market share in existing and contiguous markets by leveraging our distinctive brand and delivering high-quality solutions through a collaborative, relationship-based approach. Our relationship-based approach has enabled us to achieve disciplined organic growth, and we expect this trend to continue. We believe our support of small business and non-profit customers in obtaining funding beginning in April 2020 under the PPP demonstrates both our commitment and capacity to meet our customers’ needs. Although many of our PPP borrowers were introduced to our bank through this program, we have been able to successfully establish and maintain a significant number of these new client relationships. Building our customer relationships around low and no cost products is part of our relationship expansion strategy. Our “Blue” products, including Blue Axis Checking,

Blue Axis Connect, Blue Axis Savings, and Blue Carbon Business Checking are designed to be low cost to the consumer or business, while providing us with lower interest rate deposits. Our consumer deposit products are designed to be easy to open in person or online. Our commercial deposit products include many features without fees that would customarily be included.

Leverage technology to enhance customer experience and drive operating efficiencies. We have made significant investments in our technology infrastructure to deliver high-quality, innovative products and services to our customers. For example, we continue to enhance our mobile banking platform for both consumer and commercial customers. In addition, we have invested in our new commercial lending origination system and platform, and we intend to continue to improve our consumer lending origination platform. We are committed to continue investing in technology and data analytics. We believe these investments will differentiate us with our target customers, which will generate significant operating leverage as we grow.

Continuing to invest and optimize our facilities and expand our branch network through selective de novo branching. Recently, we have been enhancing and optimizing both our facilities and branch network. We have optimized our branch footprint though the utilization of a new forward-thinking branch model and intend to continue our strategy to broaden our existing branch network by expanding into new markets and broadening our geographic footprint. In 2021, we opened new branches in Chatham, Ridgewood, and Jersey City, continuing our strategy of operating in high density areas with vibrant commercial corridors and main streets. Additionally, we renovated two existing locations, modernizing their appearance and upgrading their functionalities. We also plan to continue to open additional new branches in desirable locations in attractive growth markets. New branches will feature modern design elements focused on open and efficient use of space.

Branch efficiency has been built into our locations. All branches currently employ new multifunction automated teller machines that are designed to be compatible with new services as they become available. Further, all branches utilize teller cash recycling machines to further enhance efficiency.

Pursue opportunistic acquisitions and partnerships. We intend to prudently pursue opportunities to acquire banks in our existing and contiguous markets that create attractive financial returns. Our focus will primarily be on franchises that enhance our funding profile, product capabilities or geographic density, while maintaining an acceptable risk profile. We believe the vital need to make increasingly significant technological investments has greatly amplified the importance of scale in banking. In addition, we believe that the current economic climate will increase the rate of consolidation in the banking industry. We will evaluate potential partnerships with FinTech companies or other fee income generating businesses that we believe would be additive to our business strategy and consistent with our desire to stay ahead of technological developments that we believe will continue to cause the banking industry to evolve.

Critical Accounting Policies

Certain of our accounting policies are important to the presentation of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances that could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers. The Company has identified the allowance for loan losses to be a critical accounting policy. This accounting policy and our significant accounting policies are discussed in detail in Note 1 to our Consolidated Financial Statements included in Part II, Item 8.

Executive Summary

Comparison of Operating Results for the Years Ended December 31, 2021 and 2020

General. Net loss increased $4.8 million, to a net loss of $36.3 million for the year ended December 31, 2021, compared to a net loss of $31.5 million for the year ended December 31, 2020. The increase was primarily a result of the establishment of a $16.7 million valuation allowance on the Company’s deferred tax assets, an $11.2 million loss related to the withdrawal from the multi-employer defined-benefit pension plan, and a $9.0 million contribution of cash and common stock of the Company to the Blue Foundry Charitable Foundation during the year ended December 31, 2021, partially offset by a $12.8 million valuation allowance as certain Bank property was reclassified to held for sale and subsequently written down to fair value and goodwill impairment of $15.5 million during the year ended December 31, 2020.

Interest Income. Interest income decreased $5.6 million, or 9.0%, to $56.1 million for the year ended December 31, 2021 from $61.6 million for the year ended December 31, 2020. The decrease was due to a decrease of $5.4 million in interest income from loans as the average balance of loans decreased $114.0 million to $1.27 billion and the average yield on loans decreased eight basis points to 3.82%. PPP fees recognized in interest income totaled $2.8 million and $605 thousand for the years ended December 31, 2021 and 2020, respectively.

Interest Expense. Interest expense decreased $9.5 million, or 41.9%, to $13.1 million for the year ended December 31, 2021 compared to $22.6 million for the year ended December 31, 2020. The decrease in interest expense was driven by a decrease of $8.0 million in interest expense on deposits, coupled with a decrease of $1.5 million in interest expense on borrowings. Average interest-bearing deposit balances rose to $1.29 billion at a weighted average interest rate of 0.61% for the year ended December 31, 2021, compared to $1.28 billion at a weighted average interest rate of 1.24% for the year ended December 31, 2020.

Net Interest Income and Margin. For the year ended December 31, 2021 net interest income was $42.9 million, an increase of $3.9 million compared to $39.1 million for same period in 2020.

Net interest margin for the year ended December 31, 2021 increased by 10 basis points to 2.20% from 2.10% for the year ended December 31, 2020. The yield on average interest earning assets decreased by 44 basis points, primarily due to higher average cash balances with minimal yield, for the year ended December 31, 2021. The yield on average loans decreased by eight basis points and the overall cost of average interest bearing liabilities decreased 55 basis points for the year ended December 31, 2021.

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

After an evaluation of these factors, the Company recorded a recovery of provision for loan losses of $2.5 million for the year ended December 31, 2021 compared to a provision of $2.5 million for the year ended December 31, 2020. The recovery for the year ended December 31, 2021 was driven by a change in balances in portfolio segments with respectively higher applied loss rates and declining non-performing assets.

As the pandemic emerged in March of 2020, the Company increased its allowance for loan losses by $1.5 million to $16.0 million as of March 31, 2020. As the economic effects of the pandemic continued to unfold, the Company increased its allowance by another $1.3 million as of June 30, 2020 to $17.3 million, where it remained through September 30, 2020 despite loan balances declining due to increased loan payoffs driven by record-low interest rates. Subsequently, credit quality continued to stabilize, and by December 31, 2020, the Company had reduced its allowance slightly, to $17.0 million. 2021 saw continued strengthening of credit quality, as seen in the declining delinquency rates and balances of non-performing loans. Total non-performing loans decreased by $873 million to $12.0 million at December 31, 2021 compared to to $12.9 million at December 31, 2020.

Non-interest Income. Non-interest income of $2.5 million for the year ended December 31, 2021 represented an increase of $1.3 million from $1.2 million for the year ended December 31, 2020. The increase was driven by the the $1.4 million write down of real estate owned (“REO”) in 2020. All REO properties were sold during the fourth quarter of 2021.

Non-interest Expense. Non-interest expense decreased $2.5 million to $74.7 million for the year ended December 31, 2021 from $77.1 million for the year ended December 31, 2020. The decrease in non-interest expense for the year ended December 31, 2021 was driven by higher non-recurring expenses recognized in the prior period, related to a $12.8 million valuation allowance as certain Bank property was reclassified to held for sale and subsequently written down to fair value and a goodwill impairment of $15.5 million, partially offset by lower non-recurring expenses recognized in 2021 related to an $11.2 million loss related to the withdrawal from the multi-employer defined-benefit pension plan and a $9.0 million contribution of cash and common stock of the Company to the Blue Foundry Charitable Foundation. The increase of $3.1 million in data processing fees and the offsetting decrease of $4.0 million in professional fees for the year ended December 31, 2021 was driven by the transition from the use of consultants for information technology services during the 2020 period to managed services during 2021.

Income Tax Expense. For the year ended December 31, 2021, the Company recorded an income tax expense of $9.6 million compared to an income tax benefit of $7.9 million for the year ended December 31, 2020. The increase was primarily the result of the establishment of valuation allowances for the Company’s deferred tax assets. This resulted in an effective tax rate for the year ended December 31, 2021 and 2020 of 36.0% and (20.0)%, respectively.

Analysis of Net Interest Income
Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the rates of interest earned on such assets and paid on such liabilities.

Average Balances and Yields. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Average balances have been calculated using daily balances. Non-accrual loans are included in average balances only. Loan fees are included in interest income on loans and are not material.

	Year Ended December 31,
	2021			2020
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollar in thousands)
Assets:
Loans	$1,274,885	$48,719	3.82%	$1,388,863	$54,125	3.90%
Mortgage-backed securities	154,882	2,908	1.88%	124,164	2,764	2.23%
Other investment securities	147,853	3,237	2.19%	125,794	3,127	2.49%
FHLB stock	14,373	744	5.17%	17,356	954	5.50%
Cash and cash equivalents	356,458	445	0.12%	200,068	655	0.33%
Total interest earning assets	1,948,451	56,053	2.88%	1,856,245	61,625	3.32%
Non-interest earning assets	87,443			72,297
Total assets	$2,035,894			$1,928,542
Liabilities and shareholders' equity:
NOW, savings, and money market deposits	$676,697	1,091	0.16%	$511,927	1,372	0.27%
Time deposits	610,092	6,793	1.11%	767,931	14,509	1.89%
Interest bearing deposits	1,286,789	7,884	0.61%	1,279,858	15,881	1.24%
FHLB advances	280,985	5,220	1.86%	344,517	6,676	1.94%
Total interest bearing liabilities	1,567,774	13,104	0.84%	1,624,375	22,557	1.39%
Non-interest bearing deposits	106,033			46,629
Non-interest bearing other	47,560			42,110
Total liabilities	1,721,367			1,713,114
Total shareholders' equity	314,527			215,428
Total liabilities and shareholders' equity	$2,035,894			$1,928,542
Net interest income		$42,949			$39,068
Net interest rate spread (1)			2.04%			1.93%
Net interest margin (2)			2.20%			2.10%

(1) Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(2) Net interest margin represents net interest income divided by average interest-earning assets.

Rate/Volume Table

The following table sets forth the effects of changing rates and volumes on net interest income. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. Changes attributable to changes in both rate and volume that cannot be segregated have been allocated proportionally based on the changes due to rate and the changes due to volume.

	Years Ended December 31,
	2021 vs. 2020
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)
Interest income:
Loans	$(4,442)	$(965)	$(5,407)
Mortgage-backed securities	684	(539)	145
Investment securities	548	(439)	109
FHLB stock	(164)	(46)	(210)
Other interest-earning assets	512	(721)	(209)
Total interest-earning assets	$(2,862)	$(2,710)	$(5,572)

Interest expense:
Deposits	$(2,539)	$(5,458)	$(7,997)
FHLB advances	(1,231)	(225)	(1,456)
Total interest-bearing liabilities	(3,770)	(5,683)	(9,453)
Net increase in net interest income	$908	$2,973	$3,881

Comparison of Financial Condition at December 31, 2021 and December 31, 2020

Total Assets. Total assets decreased $28.3 million to $1.91 billion at December 31, 2021 from $1.94 billion at December 31, 2020. During 2021, the Company utilized its elevated cash position and liquidity raised in the public offering to continue optimizing its balance sheet through funding loans, investing in securities, offsetting maturing high cost time deposits, and prepaying borrowings from the FHLB.

Cash and cash equivalents. Cash and cash equivalents decreased $123.0 million to $193.4 million at December 31, 2021 from $316.4 million at December 31, 2020. The Company received $250.8 million in net proceeds from the stock offering during the quarter ended September 30, 2021. The increase in cash and cash equivalents from the stock offering was offset by security purchases, prepayment of FHLB borrowings and decreases in deposit balances.

Gross Loans. Gross loans held for investment increased $2.5 million, or 0.19%, to $1.281 billion at December 31, 2021 from $1.279 billion at December 31, 2020. The most significant drivers were net increases in multifamily and non-residential loans. These increases exceeded net payoffs and amortization in residential one-to-four family and construction loans as well as the ongoing forgiveness programs within the commercial & industrial portfolio attributable to loans made pursuant to the PPP. For the year ended December 31, 2021, there were $196.2 million in originations of multifamily loans partially offset by $108.4 million of payoffs and amortization, $32.2 million in originations of non-residential loans partially offset by $18.7 million of payoffs and amortization, and $44.2 million of originations in commercial & industrial (primarily PPP loans) more than offset by $76.7 million in payoffs/forgiveness and amortization. The decrease in one-to-four family loans was primarily driven by $166.1 million in payoffs and amortization, partially offset by $115.5 million of originations, including $89.5 million in whole loan purchases.

The following table presents loans at December 31, 2021 and December 31, 2020 allocated by loan category:

	December 31, 2021	December 31, 2020
	(In thousands)
Residential one-to-four family	$560,976	$611,603
Multifamily	515,240	427,436
Non-residential	141,561	128,141
Construction and land	23,419	33,691
Junior liens	18,464	23,814
Commercial and industrial (including PPP)	21,563	54,053
Consumer and other	87	99
Total loans	1,281,310	1,278,837

Deferred fees, costs and premiums and discounts, net	6,299	5,236
Allowance for loan losses	(14,425)	(16,959)
	(8,126)	(11,723)
Loans receivable, net	$1,273,184	$1,267,114

The table below presents the balance of non-performing assets on the dates indicated:

	December 31, 2021		December 31, 2020
	(In thousands)
Residential one-to-four family	$10,805		$11,813
Multifamily	139		156
Non-residential	857		805
Construction and land	—		—
Junior liens	182		82
Commercial and industrial (including PPP)	—	(1)	—
Total	$11,983		$12,856
Other real estate owned	—		624
Total non-performing assets	$11,983		$13,480
(1) Excludes PPP loans 90 days past due and accruing totaling $116 thousand at December 31, 2021.

Securities Available-For-Sale. Securities available-for-sale increased $80.3 million, or 32.8%, to $324.9 million at December 31, 2021 from $244.6 million at December 31, 2020. During the year ended December 31, 2021, purchases of residential mortgage-backed securities, U.S. Treasury and Agency bonds, and corporate bonds were executed as interest rates rose. No securities were sold during the year ended December 31, 2021.

Assets Held-For-Sale, at Fair Value. We had no assets-held-for-sale at December 31, 2021 due to a decrease of $5.3 million from the sale during the fourth quarter of 2021 of the premises held for sale. The fourth quarter 2021 sale resulted in a net loss on sale of $83 thousand.

Securities Held-To-Maturity. Securities held-to-maturity increased $16.3 million to $23.3 million at December 31, 2021 from $7.0 million at December 31, 2020. The increase is due to an expansion of the portfolio during 2021.

Real Estate Owned, Net. Real estate owned, net decreased $624 thousand due to the sale during the fourth quarter of 2021 of the premises held for sale. The sale resulted in a net loss on sale of $6 thousand. The Company had no real estate owned at December 31, 2021.

Other Assets. Other assets decreased $4.6 million, or 35.0%, to $8.6 million at December 31, 2021 from $13.2 million at December 31, 2020. This decrease was primarily a result of the establishment of a $16.8 million valuation allowance on the Company’s full deferred tax assets. The establishment of the valuation allowance was driven by the Company’s three-year cumulative net loss.

Total Deposits. Total deposits decreased $109.1 million or 8.0% to $1.25 billion at December 31, 2021 compared to $1.36 billion at December 31, 2020 as the Company executed its strategy and allowed high cost time deposits to mature. Time deposits decreased $243.6 million, or 34.0%, to $473.8 million with a weighted average rate of 0.58% at December 31, 2021 from $717.4 million with a weighted average rate of 1.55% at December 31, 2020. The decrease in time deposits was partially offset by an increase in checking, savings, and money market accounts. These accounts increased $134.5 million, or 21.1%, to $773.2 million at December 31, 2021 from $638.8 million at December 31, 2020. This shift resulted in the ratio of time deposits to total deposits decreasing from 52.9% at December 31, 2020 to 38.0% at December 31, 2021, and a decline in the blended cost of deposits to 0.57% for the year ended December 31, 2021 from 1.20% for the year ended December 31, 2020.

The following table presents the totals of deposit accounts by account type, at the dates shown below:

	December 31, 2021	December 31, 2020
	(In thousands)
Non-interest bearing deposits	$44,894	$44,195
NOW and demand accounts	363,419	317,974
Savings	364,932	276,584
Time deposits	473,795	717,431
Total Deposits	$1,247,040	$1,356,184

Included within the NOW and demand account caption, as well as the Savings caption above are money market accounts with varying transactional limits.

Borrowings. The Company had $185.5 million of borrowings at December 31, 2021, compared to $329.4 million of borrowings at December 31, 2020. The Bank extinguished $111.4 million in borrowings from the FHLB during the year ended December 31, 2021, incurring a prepayment penalty of $2.2 million. Additionally, $32.5 million of borrowings matured during the year ended December 31, 2021.
Total Equity. Total shareholders’ equity increased by $223.9 million to $429.5 million at December 31, 2021 compared to $205.8 million at December 31, 2020 primarily due to the conversion and related stock offering on July 15, 2021.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term and long-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of securities, borrowings from the FHLB and securities sold under agreements to repurchase. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, calls of investment securities and borrowed funds and prepayments on loans are greatly influenced by general interest rates, economic conditions and competition. Our primary use of funds is for the origination and purchase of loans and the purchase of securities.

Management regularly adjusts our investments in liquid assets based upon an assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of our interest-rate risk and investment policies.

The Bank is subject to various regulatory capital requirements administered by the NJDOBI and the FDIC. At December 31, 2021, the Bank exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines. See “Item 1. Business—Supervision and Regulation—Federal Banking Regulation—Capital Requirements” and Note 18 of the Notes to the Consolidated Financial Statements.

The Bank has entered into derivative financial instruments to reduce risk associated with interest rate volatility by matching asset maturities and liability maturities. These derivatives had an aggregate notional amount of $109.0 million as of December 31, 2021. See Note 12 of the Notes to the Consolidated Financial Statements.

At December 31, 2021, we had outstanding commitments to originate loans of $16.3 million and unused lines of credit of $52.8 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from December 31, 2021 totaled $304.7 million. Management expects, based on historical experience, that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense. Available borrowing capacity at December 31, 2021 was $134.4 million with FHLB. We also had a $30.0 million available line of credit with a correspondent bank and a $2.5 million available line of credit with the Federal Reserve Bank of New York at December 31, 2021.

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to originate loans, unused lines of credit and standby letters of credit, which involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. Our exposure to credit loss is represented by the contractual amount of the instruments. We use the same credit policies in making commitments that we do for on-balance sheet instruments. Management believes that our current sources of liquidity are more than sufficient to fulfill our obligations as of December 31, 2021 pursuant to off-balance-sheet arrangements and contractual obligations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. Certain tenors (e.g. overnight, 1 month, 3 month, etc.) of LIBOR are no longer supported as of December 31, 2021, and the FCA has announced that the remaining tenors will not be supported after June 2023. The Alternative Reference Rates Committee has proposed that the Secured Overnight Financing Rate (SOFR) is the rate that represents best practice as the alternative to USD-LIBOR for use in financial contracts that are currently indexed to USD-LIBOR. The Company has approximately $38.0 million in loans, $34.5 million in investments and $109.0 million notional of derivatives which are indexed to USD-LIBOR for which it is monitoring the activity and assessing the related risks.

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

The following table sets forth, at December 31, 2021, the calculation of the estimated changes to the Bank’s net interest income, at the bank level, that would result from the specified immediate changes in the United States Treasury yield curve. For purposes of this table, 100 basis points equals 1%.

	Net Interest Income
Change in Interest Rates (basis points)	Amount	Change	Percent
	(Dollars in Thousands)
+400bp	$50,932	4,837	10%
+300bp	49,859	3,764	8
+200bp	48,604	2,509	5
+100bp	47,253	1,158	3
0 bp	46,095	—	—
-100bp	44,939	(1,156)	(3)

The following table sets forth, at December 31, 2021, the calculation of the estimated changes in our net portfolio value, at the bank level, that would result from the specified immediate changes in the United States Treasury yield curve. For purposes of this table, 100 basis points equals 1%.

	EVE
Change in Interest Rates (basis points)	Estimated EVE	Estimated Increase (Decrease)		NPV as a Percent of Portfolio Value of Assets
		Amount	Percent	NPV Ratio	Change
	(Dollars in thousands)
+400bp	$300,008	$(34,322)	(10)%	16%	(2)%
+300bp	308,500	(25,830)	(8)	16	(1)
+200bp	315,153	(19,177)	(6)	16	(1)
+100bp	322,046	(12,284)	(4)	17	(1)
0 bp	334,330	—	—	17	—
-100bp	381,351	47,021	14	20	2

The table above indicates that at December 31, 2021, in the event of an instantaneous 100 basis point increase in interest rates, we would experience a 4% decrease in EVE. In the event of an instantaneous 100 basis point decrease in interest rates, we would experience a 14% increase in net portfolio value.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following are included in this item:

A.	Report of Independent Registered Public Accounting Firm
B.	Consolidated Financial Statements:
	(1)	Consolidated Statements of Financial Condition as of December 31, 2021 and 2020
	(2)	Consolidated Statements of Income for the years ended December 31, 2021 and 2020
	(3)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2021 and 2020
	(4)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2021 and 2020
	(5)	Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020
	(6)	Notes to Consolidated Financial Statements
C.	Blue Foundry Bancorp Condensed Financial Statements:
	(1)	Condensed Statement of Financial Condition as of December 31, 2021 and 2020
	(2)	Condensed Statement of Income for the years ended December 31, 2021 and 2020
	(3)	Condensed Statement of Cash Flows for the years ended December 31, 2021 and 2020

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Blue Foundry Bancorp
Rutherford, New Jersey

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Blue Foundry Bancorp (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), shareholder’s equity, and cash flows for the years then ended and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Crowe LLP

We have served as the Company's auditor since 2012.

New York, New York
March 14, 2022

BLUE FOUNDRY BANCORP
Consolidated Statements of Financial Condition
December 31, 2021 and December 31, 2020
(Dollars in thousands, except share data)

	December 31, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$193,446	$316,445
Securities available for sale, at fair value	324,892	244,587
Assets held for sale	—	5,295
Securities held to maturity (fair value of $22,849 at December 31, 2021 and $6,979 at December 31, 2020)	23,281	7,005
Restricted stock, at cost	10,182	16,860
Loans receivable, net of allowance of $14,425 at December 31, 2021 and $16,959 at December 31, 2020	1,273,184	1,267,114
Real estate owned, net	—	624
Interest and dividends receivable	5,372	5,749
Premises and equipment, net	28,126	19,569
Right-of-use assets	25,457	24,878
Bank owned life insurance	21,662	21,186
Other assets	8,609	13,234
Total assets	$1,914,211	$1,942,546

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	$1,247,040	$1,356,184
Advances from the Federal Home Loan Bank	185,500	329,400
Advances by borrowers for taxes and insurance	9,582	10,841
Lease liabilities	26,696	25,535
Other liabilities	15,922	14,986
Total liabilities	1,484,740	1,736,946

Shareholders’ equity
Common stock $0.01 par value; 70,000,000 shares authorized; 28,522,500 shares issued and outstanding at December 31, 2021	285	10
Additional paid-in capital	282,006	822
Retained earnings	169,457	205,799
Unallocated common shares held by ESOP (2,190,528 shares)	(21,905)	—
Accumulated other comprehensive loss	(372)	(1,031)
Total shareholders’ equity	429,471	205,600
Total liabilities and shareholders’ equity	$1,914,211	$1,942,546

See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP AND SUBSIDIARY
Consolidated Statements of Operations
(Dollars in thousands, except share data)

	For the year ended December 31,
	2021	2020
Interest income:
Loans	$48,719	$54,125
Taxable investment income	6,821	6,872
Non-taxable investment income	513	628
Total interest income	56,053	61,625
Interest expense:
Deposits	7,884	15,881
Borrowed funds	5,220	6,676
Total interest expense	13,104	22,557
Net interest income	42,949	39,068
(Recovery of) provision for loan losses	(2,518)	2,518
Net interest income after (recovery of) provision for loan losses	45,467	36,550
Non-interest income:
Fees and service charges	1,975	1,739
(Loss) gain on sales and calls of securities available for sale	(1)	69
Loss on premises and equipment	(79)	—
Net loss on real estate owned	(6)	(1,390)
Other	590	789
Total non-interest income	2,479	1,207
Non-interest expense:
Compensation and employee benefits	25,206	22,639
Loss on pension withdrawal	11,206	—
Occupancy and equipment	7,929	6,160
Loss on assets held for sale	104	12,775
Data processing	6,933	3,790
Prepayment fees	2,155	843
Advertising	2,390	2,636
Professional services	4,528	8,519
Directors fees	549	493
Provision for commitment and letters of credit	689	1,311
Federal deposit insurance	494	326
Goodwill impairment	—	15,460
Contribution to Blue Foundry Charitable Foundation	9,000	—
Other	3,487	2,177
Total non-interest expense	74,670	77,129
Loss before income tax expense (benefit)	(26,724)	(39,372)
Income tax expense (benefit)	9,618	(7,866)
Net loss	$(36,342)	$(31,506)
Basic and diluted loss per share	$(2.99)	n/a
Weighted average shares outstanding	12,171,050	n/a

See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP AND SUBSIDIARY
Consolidated Statements of Comprehensive Income (Loss)
(Dollars in thousands)

	Year Ended December 31,
	2021	2020

Net loss	$(36,342)	$(31,506)
Other comprehensive income (loss):
Unrealized (loss) gain on securities available for sale:
Unrealized holding (loss) gain arising during the period	(4,626)	4,511
Reclassification adjustment for losses (gains) included in net income	1	(69)
	(4,625)	4,442
Unrealized gain (loss) on cash flow hedge:
Reclassification adjustment for losses included in net income	1,427	752
Unrealized holding gain (loss) arising during the period	3,871	(5,795)
	5,298	(5,043)
Defined benefit plans:
Net gain (loss) arising during the period	315	(439)
Reclassification adjustment for amortization of:
Net actuarial loss	210	189
	525	(250)

Total tax effect	(539)	337
Total other comprehensive income (loss)	659	(514)
Comprehensive loss	$(35,683)	$(32,020)

See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP AND SUBSIDIARY
Consolidated Statements of Changes in Shareholders’ Equity
Year Ended December 31, 2021 and 2020
(Dollars in thousands, except share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unallocated Common Stock Held by ESOP	Total Shareholders’ Equity
	(In thousands)
Balance at January 1, 2020	$10	$822	$237,305	$(517)	$—	$237,620
Net loss	—	—	(31,506)	—	—	(31,506)
Other comprehensive loss	—	—	—	(514)	—	(514)
Balance at December 31, 2020	$10	$822	$205,799	$(1,031)	$—	$205,600

Balance at January 1, 2021	$10	$822	205,799	$(1,031)	$—	$205,600
Net loss	—	—	(36,342)	—	—	(36,342)
Proceeds of stock offering and issuance of common shares (net of issuance costs of $4.8 million)	268	273,330	—	—	—	273,598
Issuance of common shares donated to the Blue Foundry Charitable Foundation	7	7,493	—	—	—	7,500
Purchase of common shares by the ESOP (2,281,800 shares)	—		—	—	(22,818)	(22,818)
ESOP shares committed to be released (91,272 shares)	—	361	—	—	913	1,274
Other comprehensive income	—	—	—	659	—	659
Balance at December 31, 2021	$285	$282,006	$169,457	$(372)	$(21,905)	$429,471

See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP AND SUBSIDIARY
Consolidated Statements of Cash Flows
Year Ended December 31, 2021 and 2020

	Year Ended December 31,
	2021	2020

	(In thousands)
Cash flows from operating activities
Net loss	$(36,342)	$(31,506)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	2,347	1,925
Change in right-of-use asset	2,618	1,589
Amortization of: Deferred loan fees, costs, and discounts, net	1,107	995
Premiums and discounts on securities, net	893	309
Goodwill impairment	—	15,460
Deferred income tax expense (benefit)	8,733	(6,445)
Dividends on CRA fund	—	(15)
(Recovery) provision for loan losses	(2,518)	2,518
Loss (gain) on sales and calls of securities	1	(69)
Loss on assets held for sale	104	12,775
Loss on premises and equipment	79	—
Net loss on Real Estate Owned	6	1,390
Increase in BOLI cash surrender value	(476)	(595)
Issuance of common shares donated to Blue Foundry Charitable Foundation	7,500	—
ESOP expense	1,274	—
Decrease (increase) in interest and dividends receivable	377	(355)
(Increase) decrease in other assets	(2,134)	997
Increase in other liabilities	4,325	707
Change in lease liability	(2,036)	(932)
Net cash used by operating activities	(14,142)	(1,252)

Cash flows from investing activities
Net decrease in loans	86,975	139,148
Purchases of residential mortgage loans	(91,635)	—
Proceeds from sale of Real Estate Owned	618	—
Purchases of securities available for sale	(164,958)	(128,569)
Purchases of securities held to maturity	(23,362)	—
Sales of equity securities	—	4,178
Proceeds from calls of securities held to maturity	7,000	2,500
Proceeds from sales and calls of securities available for sale	14,216	13,235
Principal payments and maturities on securities available for sale	65,002	79,363
Purchase of Federal Home Loan Bank stock	—	(4,028)
Redemption of Federal Home Loan Bank stock	6,678	2,579
Proceeds from Bank owned life insurance	—	280
Proceeds from Assets held for sale	6,034	—
Purchases of premises and equipment	(11,902)	(7,293)
Net cash (used) provided by investing activities	(105,334)	101,393

Cash flows from financing activities
Net (decrease) increase in deposits	(109,144)	61,136
Proceeds of advances from Federal Home Loan Bank	583,600	621,000
Repayments of advances from Federal Home Loan Bank	(727,500)	(588,500)
Net decrease in advances by borrowers for taxes and insurance	(1,259)	(1,366)
Net proceeds from issuance of common shares	250,780	—
Net cash (used) provided by financing activities	(3,523)	92,270
Net (decrease) increase in cash and cash equivalents	(122,999)	192,411
Cash and cash equivalents at beginning of period	316,445	124,034
Cash and cash equivalents at end of period	$193,446	$316,445

BLUE FOUNDRY BANCORP AND SUBSIDIARY
Consolidated Statements of Cash Flows
Year Ended December 31, 2021 and 2020

	Year Ended December 31,
	2021	2020

	(In thousands)
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$12,836	$22,569
Income taxes	150	167

Supplemental noncash disclosures
Transfers of assets to held for sale	$892	$5,695
Lease liabilities arising from obtaining right-of-use assets	3,197	26,467
Purchase of common shares by the ESOP	(22,818)	—

See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Blue Foundry Bancorp (the “Company”), and its wholly owned subsidiary, Blue Foundry Bank (the “Bank”), and the Bank’s wholly owned subsidiaries, Blue Foundry Service Corp., Rutherford Center Development Corp., Blue Foundry Investment Company (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation. Blue Foundry Bancorp owns 100% of the common stock of Blue Foundry Bank.

Business
The Company provides a wide range of banking services to individual and business customers through branch offices in New Jersey. The Company is subject to competition from other financial institutions and to the regulations of certain federal and state agencies, and undergoes periodic examinations by those regulatory authorities.

On July 15, 2021, the Company became the holding company for the Bank when Blue Foundry, MHC completed its conversion into the stock holding company form of organization. In connection with the conversion, the Company sold 27,772,500 shares of common stock at a price of $10 per share, for gross proceeds of $277.7 million. The Company contributed 750,000 shares of common stock and $1.5 million in cash to Blue Foundry Charitable Foundation, Inc. and established an Employee Stock Ownership Plan (“ESOP”) acquiring 2,281,800 shares of common stock. Shares of the Company’s common stock began trading on July 16, 2021 on the Nasdaq Global Select Market under the trading symbol “BLFY.”

Basis of Financial Statement Presentation
The consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles. The audited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and revenues and expenses for the period. Actual results could differ from those estimates. Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net income or shareholders’ equity. The results of operations and other data presented for the year ended December 31, 2021 are not necessarily indicative of the results of operations that may be expected for subsequent periods.

Cash and Cash Equivalents
Cash and cash equivalents include cash and deposits with other financial institutions with maturities fewer than 90 days.

Securities
Debt securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale and carried at fair value. Unrealized holding gains and losses on securities available for sale are excluded from earnings with unrealized holding gains and losses reported in other comprehensive income, net of tax adjusted for deferred tax valuation allowances, until realized. Securities available for sale are those which management intends to use as part of its asset/liability management strategy and which may be sold in response to changes in interest rates, resultant prepayment risk and other factors related to interest rate risk. Gains and losses on sales are recognized on a trade-date basis using the specific identification method.

Premiums on securities are amortized to income using a method that approximates the interest method over the remaining period to the earliest call date or contractual maturity, adjusted for anticipated prepayments. Discounts on securities are accreted to income over the remaining period to the contractual maturity, adjusted for anticipated prepayments. Interest income is recognized on an accrual basis.

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

Management evaluates securities for other-than-temporary impairment (“OTTI”) on, at least, a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For debt securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: (1) OTTI related to credit loss, which must be recognized in the income statement and (2) OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.

Derivatives
At the inception of a derivative contract, the Company designates the derivative as one of three types based on the Company’s intentions and belief as to likely effectiveness as a hedge. These three types are (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), or (3) an instrument with no hedging designation (“stand-alone derivative”). For a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item, are recognized in current earnings as fair values change. For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction affects earnings. For both types of hedges, changes in the fair value of derivatives that are not highly effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings. Changes in the fair value of derivatives that do not qualify for hedge accounting are reported currently in earnings, as non-interest income. As of December 31, 2021, and December 31, 2020 the Company’s derivatives are all cash flow hedges.

Net cash settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense, based on the item being hedged. Net cash settlements on derivatives that do not qualify for hedge accounting are reported in non-interest income. Cash flows on hedges are classified in the cash flow statement the same as the cash flows of the items being hedged.

The Company formally documents the relationship between derivatives and hedged items, as well as the risk-management objective and the strategy for undertaking hedge transactions at the inception of the hedging relationship. This documentation includes linking fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to a specific firm commitments or forecasted transactions.

When hedge accounting is discontinued, subsequent changes in fair value of the derivative are recorded as non-interest income. When a fair value hedge is discontinued, the hedged asset or liability is no longer adjusted for changes in fair value and the existing basis adjustment is amortized or accreted over the remaining life of the asset or liability. When cash flow hedge is discontinued but the hedged cash flows or forecasted transactions are still expected to occur, gains or losses that were accumulated in other comprehensive income are amortized into earnings over the same periods which the hedged transactions will affect earnings.

The Company is exposed to losses if a counterparty fails to make its payments under a contract in which the Company is in the net receiving position. The Company anticipates that the counterparties will be able to fully satisfy their obligations under the agreements. All the contracts to which the Company is a party settle monthly or quarterly. In addition, the Company obtains collateral above certain thresholds of the fair value of its hedges for each counterparty based upon their credit standing and the Company has netting agreements with the dealers with which it does business.

Fair Value of Financial Instruments

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

GAAP establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

Restricted Stock
Restricted Stock consists primarily of membership and activity-based shares in the FHLB. Members are required to own a certain amount of stock based on the level of borrowings and other factors. FHLB stock is carried at cost, which approximates fair value, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. Restricted stock also consists of shares in a cooperative that provides community banking core technology solutions, COCC.

Loans Receivable
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

Allowance for Loan Losses
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

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

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

The general component of the allowance covers non impaired loans and is based on historical loss experience adjusted for current qualitative factors. The historical loss experience is a quantitative factor determined by portfolio segment and is based on the actual loss history experienced by the Company. The qualitative factors include consideration of the following:

•Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses
•Changes in international, national, regional, and local economic and business conditions and developments that affect the collectibility of the portfolio, including the condition of various market segments
•Changes in the nature and volume of the portfolio and in the terms of loans
•Changes in the experience, ability, and depth of lending management and other relevant staff
•Changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans.
•Changes in the quality of the institution's loan review system
•Changes in the value of underlying collateral for collateral-dependent loans
•The existence and effect of any concentrations of credit, and changes in the level of such concentrations
•The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the institution's existing portfolio

The loan portfolio is categorized according to collateral type, loan purpose, lien position, or borrower type (i.e., commercial, consumer). The categories used include residential one-to-four family, multifamily, non-residential, construction and land, junior liens, commercial and industrial (consisting primarily of Paycheck Protection Program, or “PPP”, loans), and consumer and other.

Real Estate Owned (REO)
REO consists of properties acquired in foreclosure actions or in settlement of loans and real estate held for investment purposes. Physical possession of residential real estate property collateralizing a consumer mortgage loan occurs when legal title is obtained upon completion of foreclosure or when the borrower conveys all interest in the property to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Real estate acquired in foreclosure, or in lieu thereof, is initially recorded at fair value, as generally determined by

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

independent appraisals, less estimated costs to sell. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell.

When a property is acquired and there is a collateral deficiency, the excess of the loan balance over fair value is charged off through the allowance for loan losses. In instances where the fair value exceeds the loan balance, a recovery to the allowance for loan losses is recorded up to an amount equal to any previous charge-offs taken on the loan, with any excess remaining recorded as a gain on REO through the statement of operations. Subsequent costs directly related to the completion of construction or improvement of the real estate are capitalized to the extent realizable. Carrying costs, such as maintenance and taxes, are charged to operations as incurred. In addition, rental income collected on REO is recognized as income when received.

The Company evaluates its real estate held for investment based upon projected future cash flows of the underlying properties. Based upon the projected future cash flows, an impairment loss is recognized if the carrying amount of the real estate is not recoverable and exceeds fair value.

Premises and Equipment
Premises and equipment, including leasehold improvements, are generally stated at cost less accumulated depreciation, amortization and fair value adjustments. Depreciation and amortization is computed primarily using the straight-line method over the estimated useful lives of the assets or leases. Repair and maintenance items are expensed and improvements are capitalized. Construction in process represents costs incurred to develop properties for future use.

Leases and Lease Obligations
The Company enters into leases in the normal course of business primarily for financial centers, administrative and office operations locations, and information technology equipment. The Company’s leases have remaining terms ranging from less than one to 15 years, some of which include renewal or termination options to extend the lease for up to 10 years. The Company’s leases do not include residual value guarantees or covenants. The Company includes lease extension and termination options in the lease term if, after considering relevant economic factors, it is reasonably certain the Company will exercise the option. In addition, the Company has elected to account for any non-lease components in its real estate leases as part of the associated lease component. The Company has also elected not to recognize leases with original lease terms of 12 months or less (short-term leases) on the Company’s balance sheet.

Leases are classified as operating or finance leases at the lease commencement date. Lease expense for operating leases and short-term leases is recognized on a straight-line basis over the lease term. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term.

The Company uses its incremental borrowing rate at lease commencement to calculate the present value of lease payments when the rate implicit in a lease is not known. The Company’s incremental borrowing rate is based on the FHLB advance rate, adjusted for the lease term and other factors.

Bank Owned Life Insurance
The Company has purchased life insurance policies on certain key individuals. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

Goodwill and Other Intangible Assets
Goodwill resulting from business combinations represents the excess of the purchase price over the fair value of the net assets of the businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but are tested for impairment at least annually or more frequently if events and circumstances exists that indicate that an impairment test should be performed. For the year ended December 31, 2020, goodwill of $15.5 million was impaired based on a multi-factor

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

quantitative assessment which resulted in the carrying amount of goodwill exceeding its fair value. After the 2020 impairment, there is no remaining goodwill. Intangible assets as of December 31, 2021 represent capitalized costs related to internal-use software. Eligible costs are capitalized according to ASC 350-40 and are amortized over the estimated useful life. Intangible assets are considered for potential impairment quarterly, or more frequently if a triggering event occurs under ASC 360-10-35.

Income Taxes
Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The Company evaluates the realizability of deferred tax assets at least annually in accordance with ASC 740-10-30-5(e), and may determine that it is more-likely-than-not that a portion, or all, of the assets would require a valuation allowance. During the fourth quarter of 2021, the Company recorded a valuation allowance on all outstanding deferred tax assets in the amount of $16.8 million.

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The measurement of deferred tax assets is reduced by a valuation allowance for the amount of the deferred tax asset that is more likely than not to be realized.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

The Company recognizes interest and/or penalties related to income tax matters in other operating expenses.

Retirement Benefits
Effective January 1, 2020 the Defined Benefit Plan adopted by the Company was amended to freeze the plan, eliminating all future benefit accruals. In August, 2021, the Company announced its intent to withdraw from the DB Plan, effective September 30, 2021. The withdrawal was completed on December 1, 2021. The Company recorded a termination expense of $11.2 million.

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

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

Employee Stock Ownership Plan
The cost of shares issued to the ESOP, but not yet allocated to participants, is shown as a reduction of shareholders’ equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares reduce the ESOP’s debt and accrued interest.

Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on both securities available for sale and derivatives, net of the related tax effect. Also included are changes in the unfunded status of the Company’s defined benefit plans, net of the related tax effect, which are recognized as separate components of shareholders’ equity.

Loss Contingencies
Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are such matters that will have a material effect on the consolidated financial statements.

Earnings per share
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

Segment Reporting
The Company operates as a single operating segment for financial reporting purposes.

Adoption of New Accounting Standards
No new accounting standards were adopted during the year ended December 31, 2021.

Accounting Standards Not Yet Adopted
As an “emerging growth company” as defined in Title 1 of the Jumpstart Our Business Startups (JOBS) Act prior to December 31, 2019, the Company elected to use the extended transition period to delay the adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements were made applicable to private companies.

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

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

NOTE 2 – SECURITIES

Debt Securities

The amortized cost of securities available for sale and their estimated fair values at December 31, 2021 and 2020 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
December 31, 2021
Available for sale
U.S. Treasury Notes	$36,933	$4	$(105)	$36,832
Corporate Bonds	86,118	1,791	(290)	87,619
U.S. Government agency obligations	23,462	46	(179)	23,329
Obligations issued by U.S. states and their political subdivisions	19,172	1,152	—	20,324
Mortgage-backed securities: Residential one-to-four family	116,166	140	(1,905)	114,401
Multifamily	35,412	598	(94)	35,916
Asset-backed securities	6,538	3	(70)	6,471
Total available-for-sale	$323,801	$3,734	$(2,643)	$324,892

December 31, 2020
Available for sale
U.S. Treasury Notes	$9,989	$11	$—	$10,000
Corporate Bonds	57,478	1,863	—	59,341
U.S. Government agency obligations	19,787	89	(201)	19,675
Obligations issued by U.S. states and their political subdivisions	23,280	1,515	—	24,795
Mortgage-backed securities: Residential one-to-four family	71,773	951	(8)	72,716
Multifamily	56,563	1,499	(2)	58,060
Total available-for-sale	$238,870	$5,928	$(211)	$244,587

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

The amortized cost of securities held-to-maturity and their estimated fair values at December 31, 2021 and 2020, are as follows:

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
	(In thousands)
December 31, 2021
Held-to-maturity
Asset-backed securities	$15,281	$—	$(373)	$14,908
Corporate bonds	8,000	—	(59)	7,941
Total held-to-maturity	$23,281	$—	$(432)	$22,849

December 31, 2020
Held-to-maturity
Collateralized loan obligation	$7,005	$—	$(26)	$6,979
Total Held-to-maturity	$7,005	$—	$(26)	$6,979

During the year ended December 31, 2021, proceeds from calls of securities available for sale totaled $14.2 million, resulting in no gross realized gains and gross realized losses of $1 thousand. There were no securities sold during the year ended December 31, 2021. During the year ended December 31, 2020, proceeds from sales and calls of securities available for sale totaled $13.2 million, resulting in gross realized gains of $70 thousand and gross realized losses of $1 thousand.

There were no OTTI charges for the year ended December 31, 2021 and 2020.

The amortized cost and fair value of debt securities are shown below by contractual maturity. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. Securities not due at a single maturity are shown separately:

	December 31, 2021
	Amortized Cost	Estimated Fair Value
	(In thousands)
Available-for-sale
Due in one year or less	$6,421	$6,479
Due from one year to five years	87,166	87,673
Due from five to ten years	55,412	56,684
Due after ten years	16,686	17,268
Mortgage-backed and asset-backed securities	158,116	156,788
Total	$323,801	$324,892

Held-to-maturity
Due from one year to five years	6,071	5,947
Due from five to ten years	16,210	15,902
Due after ten years	1,000	1,000
Total	$23,281	$22,849

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

The following tables summarize available-for-sale securities with unrealized losses at December 31, 2021 and 2020, aggregated by major security type and length of time in a continuous loss position.

	Less than 12 Months		12 Months or More		Total
	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value
	(In thousands)
December 31, 2021
Available for sale
U.S. Treasury Note	$(105)	$16,814	$—	$—	$(105)	$16,814
Corporate Bonds	(290)	17,183	—	—	(290)	17,183
U.S. Government agency obligations	(49)	9,951	(130)	7,980	(179)	17,931
Mortgage-backed securities:
Residential one-to-four family	(1,761)	104,805	(144)	3,009	(1,905)	107,814
Multifamily	—	—	(94)	910	(94)	910
Asset-backed securities	(70)	4,458	—	—	(70)	4,458
Total available-for-sale	$(2,275)	$153,211	$(368)	$11,899	$(2,643)	$165,110

December 31, 2020
Available for sale
U.S. Government agency obligations	$(54)	$3,559	$(147)	$10,014	$(201)	$13,573
Mortgage-backed securities:
Residential one-to-four family	(7)	3,228	(1)	115	(8)	3,343
Multifamily	(2)	738	—	313	(2)	1,051
Total available-for-sale	$(63)	$7,525	$(148)	$10,442	$(211)	$17,967

At December 31, 2021, four U.S. Government agency obligations, two U.S Treasury note, and twenty-nine mortgage-backed securities held by the Company were in an unrealized loss position in the available-for-sale portfolio. These securities were all issued by U.S. Government-sponsored entities and agencies, which the government has affirmed its commitment to support. There were also seven investment grade corporate bonds and two asset-backed securities in an unrealized loss position. The Company does not consider these securities to be other-than-temporarily impaired due to the decline in fair value being attributable to changes in interest rates and liquidity, not credit quality. The Company also does not intend to sell these securities, nor does it foresee being required to sell them before the anticipated recovery (maturity).

The Company did not have any held to maturity securities in an unrecognized loss position for more than twelve months at December 31, 2021 and 2020. At December 31, 2021, held to maturity securities in an aggregate unrecognized loss position for less than twelve months included two asset-backed securities with total fair value of $14.9 million in an aggregate unrecognized loss position of $373 thousand and two investment grade corporate bonds with total fair value of $6.9 million in an aggregate unrecognized loss position of $59 thousand. At December 31, 2020, held to maturity securities in an aggregate unrecognized loss position for less than twelve months included one collateralized loan obligation security with a fair value of $3.0 million, in an unrecognized loss position of $26 thousand.

Securities pledged at December 31, 2021 and December 31, 2020, had a carrying amount of $9.1 million and $12.7 million, respectively, and were pledged to secure public deposits, FHLB advances, and derivatives.

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

NOTE 3 – LOANS RECEIVABLE, NET

A summary of loans receivable, net is as follows:

	December 31, 2021	December 31, 2020
	(In thousands)
Residential one-to-four family	$560,976	$611,603
Multifamily	515,240	427,436
Non-residential	141,561	128,141
Construction and land	23,419	33,691
Junior liens	18,464	23,814
Commercial and industrial (including PPP)	21,563	54,053
Consumer and other	87	99
Total loans	1,281,310	1,278,837

Deferred fees, costs and premiums and discounts, net	6,299	5,236
Allowance for loan losses	(14,425)	(16,959)
	(8,126)	(11,723)
Loans receivable, net	$1,273,184	$1,267,114

The commercial and industrial portfolio is comprised of $16.8 million of PPP loans as well as $4.8 million of general commercial and industrial loans, including Small Business Administration (“SBA”), as of December 31, 2021. At December 31, 2020, the commercial and industrial portfolio was comprised of PPP loans totaling $53.9 million and $131 thousand of general commercial and industrial loans .

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
•Commercial and Industrial Loans consist of PPP loans, and other loans that are originated or purchased. This program originated from the Coronavirus Aid Relief and Economic Security (“CARES”) Act. The SBA will forgive loans if all employee retention criteria are met, and the funds are used for eligible expenses.
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

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

The following tables present the activity in the Company’s allowance for loan losses by class of loans for the years ended December 31, 2021, and 2020:

	Residential One-To-Four Family	Multifamily	Non-Residential	Construction and Land	Junior Liens	Commercial and Industrial (including PPP)	Consumer and Other	Unallocated	Total
	(In thousands)
Year Ended December 31, 2021
Allowance for loan losses
Beginning balance	$3,579	$5,460	$3,244	$3,655	$916	$2	$48	$55	$16,959
Charge-offs	—	—	—	—	—	—	(16)	—	(16)
Recoveries	—	—	—	—	—	—	—	—	—
(Recovery of) provision for loan losses	(757)	(197)	(398)	(977)	(280)	49	6	36	(2,518)
Total ending allowance balance	$2,822	$5,263	$2,846	$2,678	$636	$51	$38	$91	$14,425

Year Ended December 31, 2020
Allowance for loan losses
Beginning balance	$3,446	$4,256	$2,548	$3,028	$1,002	$—	$56	$164	$14,500
Charge-offs	(49)	—	—	—	—	—	(10)	—	(59)
Recoveries	—	—	—	—	—	—	—	—	—
(Recovery of) provision for loan losses	182	1,204	696	627	(86)	2	2	(109)	2,518
Total ending allowance balance	$3,579	$5,460	$3,244	$3,655	$916	$2	$48	$55	$16,959

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

The following table represents the allocation of allowance for loan losses and the related recorded investment (including deferred fees and costs) in loans by loan portfolio segment disaggregated based on the impairment methodology at December 31, 2021 and December 31, 2020:

	Residential One-To-Four Family	Multifamily	Non-Residential	Construction and Land	Junior Liens	Commercial and Industrial (including PPP)	Consumer and Other	Unallocated	Total
	(In thousands)
December 31, 2021
Allowance for loan losses:
Individually evaluated for impairment	$31	$—	$—	$—	$—	$—	$37	$—	$68
Collectively evaluated for impairment	2,791	5,263	2,846	2,678	636	51	1	91	14,357
Total	$2,822	$5,263	$2,846	$2,678	$636	$51	$38	$91	$14,425

Loans receivable:
Individually evaluated for impairment	$10,169	$684	$4,577	$—	$55	$—	$37	$—	$15,522
Collectively evaluated for impairment	556,314	515,884	136,957	23,420	18,495	20,966	51		1,272,087
Total	$566,483	$516,568	$141,534	$23,420	$18,550	$20,966	$88	$—	$1,287,609

December 31, 2020
Allowance for loan losses:
Individually evaluated for impairment	$49	$26	$—	$—	$—	$—	$46	$—	$121
Collectively evaluated for impairment	3,530	5,434	3,244	3,655	916	2	2	55	16,838
Total	$3,579	$5,460	$3,244	$3,655	$916	$2	$48	$55	$16,959

Loans receivable:
Individually evaluated for impairment	$11,829	$1,721	$5,084	$—	$58	$—	$46	$—	$18,738
Collectively evaluated for impairment	604,419	427,374	123,133	33,630	23,860	52,867	52	—	1,265,335
Total	$616,248	$429,095	$128,217	$33,630	$23,918	$52,867	$98	$—	$1,284,073

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

The following table presents information related to impaired loans by class of loans as of December 31, 2021 and December 31, 2020.

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
	(In thousands)
December 31, 2021
With no related allowance recorded:
Residential one-to-four family	$8,744	$9,108	$—	$9,534	$75	$75
Multifamily	684	684	—	1,170	26	24
Non-residential	4,725	4,577	—	4,869	210	196
Construction and land	—	—	—	—	—	—
Junior liens	55	55	—	57	3	3
Commercial and Industrial (including PPP)	—	—	—	—	—	—
	14,208	14,424	—	15,630	314	298
With an allowance recorded:
Residential one-to-four family	1,062	1,061	31	1,243	50	46
Multifamily	—	—	—	—	—	—
Non-residential	—	—	—	—	—	—
Construction and land	—	—	—	—	—	—
Commercial and Industrial (including PPP)	—	—	—	—	—	—
Consumer and other	37	37	37	41	2	2
	1,099	1,098	68	1,284	52	48
Total	$15,307	$15,522	$68	$16,914	$366	$346

December 31, 2020
With no related allowance recorded:
Residential one-to-four family	$6,399	$6,508	$—	$473	$97	$96
Multifamily	1,216	1,226	—	405	45	41
Non-residential	6,006	5,812	—	2,410	207	201
Construction and land	—	—	—	—	—	—
Junior liens	60	59	—	27	1	1
Commercial and Industrial (including PPP)	—	—	—	—	—	—
	13,681	13,605	—	3,315	350	339
With an allowance recorded:
Residential one-to-four family	1,519	1,521	108	679	53	47
Multifamily	353	352	28	157	11	10
Non-residential	—	—	—	—	—	—
Construction and land	—	—	—	—	—	—
Commercial and Industrial (including PPP)	—	—	—	—	—	—
Consumer and other	49	48	48	23	1	1
	1,921	1,921	184	859	65	58
Total	$15,602	$15,526	$184	$4,174	$415	$397

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

The recorded investment in loans includes deferred fees, costs and discounts. For purposes of this disclosure, the unpaid principal balance is not reduced for partial charge-offs.

The total recorded investment of loans whose terms have been modified in troubled debt restructurings was $5.4 million and $6.3 million as of December 31, 2021 and December 31, 2020, respectively. The Company has allocated $68 thousand and $95 thousand, respectively, of specific reserves to troubled debt restructured loans as of December 31, 2021 and December 31, 2020. The modification of the terms of troubled debt restructured includes one or a combination of the following: a reduction of the stated interest rate of the loan or an extension of the maturity date. The Company is not committed to lend any additional amounts to customers with outstanding loans that are classified as troubled debt restructurings as of December 31, 2021.

A troubled debt restructuring (“TDR”) loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the periods ended December 31, 2021 and December 31, 2020.

The Company did not record any troubled debt restructurings during the years December 31, 2021 and 2020.

The following table presents the recorded investment in non-accrual loans and loans past due 90 days or more still on accrual as of December 31, 2021 and December 31, 2020:

	Nonaccrual		Loans Past Due 90 Days and Still Accruing
	12/31/2021	12/31/2020	12/31/2021		12/31/2020
	(In thousands)
Residential one-to-four family	$10,805	$11,813	$—		$—
Multifamily	139	156	—		—
Non-residential	857	805	—		—
Construction and land	—	—	—		—
Junior liens	182	82	—		—
Commercial and industrial (including PPP)	—	—	116	(1)	—
Total	$11,983	$12,856	$116		$—
(1) PPP loans 90 days past due and accruing totaled $116 thousand. These PPP loans were not reported in non-performing loans as they carry the federal guarantee of the SBA.

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

The following table presents the recorded investment in past due and current loans by loan portfolio class as of December 31, 2021 and December 31, 2020:

	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans Receivable
	(In thousands)
December 31, 2021
Residential one-to-four family	$457	$8,936	$9,393	$557,090	$566,483
Multifamily	—	—	—	516,568	516,568
Non-residential	—	381	381	141,153	141,534
Construction and land	—	—	—	23,420	23,420
Junior liens	53	182	235	18,315	18,550
Commercial and Industrial (including PPP)	57	116	173	20,793	20,966
Consumer and other	—	—	—	88	88
Total	$567	$9,615	$10,182	$1,277,427	$1,287,609

December 31, 2020
Residential one-to-four family	$3,151	$10,075	$13,226	$603,022	$616,248
Multifamily	—	156	156	428,939	429,095
Non-residential	—	805	805	127,412	128,217
Construction and land	3,000	—	3,000	30,630	33,630
Junior liens	—	—	—	23,918	23,918
Commercial and Industrial (including PPP)	—	—	—	52,867	52,867
Consumer and other	—	—	—	98	98
Total	$6,151	$11,036	$17,187	$1,266,886	$1,284,073

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

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

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

The following table presents the risk category of loans by class of loans based on the most recent analysis performed as of December 31, 2021 and December 31, 2020:

	Pass	Special Mention	Substandard	Doubtful / Loss	Total
	(In thousands)
December 31, 2021
Residential one-to-four family	$555,184	$—	$11,299	$—	$566,483
Multifamily	510,815	5,069	684	—	516,568
Non-residential	140,377	144	1,013	—	141,534
Construction and land	23,420	—	—	—	23,420
Junior liens	18,368	—	182	—	18,550
Commercial and Industrial (including PPP)	20,966	—	—		20,966
Consumer and other	88	—	—	—	88
Total	$1,269,218	$5,213	$13,178	$—	$1,287,609

December 31, 2020
Residential one-to-four family	$604,167	$—	$12,081	$—	$616,248
Multifamily	411,369	16,648	1,078	—	429,095
Non-residential	127,089	154	974	—	128,217
Construction and land	33,630	—	—	—	33,630
Junior liens	23,836	—	82	—	23,918
Commercial and Industrial (including PPP)	52,867	—	—	—	52,867
Consumer and other	98	—	—	—	98
Total	$1,253,056	$16,802	$14,215	$—	$1,284,073

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

NOTE 4 – REAL ESTATE OWNED (REO), NET

REO activity is as follows for the years ended December 31, 2021 and 2020:

	2021	2020
Beginning balance	$624	$2,014
Additions	—	—
Sales of REO	(618)	—
Write down of REO	(6)	(1,390)
Ending balance	$—	$624

Income (loss) related to REO for the years ended December 31, 2021 and 2020, are as follows:

	2021	2020
Net gain on sales	$—	$—
Write down of REO	(6)	(1,390)
Rental income, net of operating expenses	97	175
REO income (loss)	$91	$(1,215)

NOTE 5 – PREMISES AND EQUIPMENT

Premises and equipment, net, at December 31, 2021 and 2020, are summarized as follows:

	2021	2020
Land	$3,793	$4,320
Buildings and improvements	14,583	11,302
Leasehold improvements	10,174	3,204
Furnishings and equipment	9,325	8,640
Construction-in-Progress	1,618	5,103
	39,493	32,569
Accumulated depreciation and amortization	(11,367)	(13,000)
	$28,126	$19,569

Construction-in-progress consists of deposits made related to the construction of branch improvements and the purchase of furnishings and equipment.

Depreciation and amortization of premises and equipment was $2.3 million and $1.9 million for the years ended December 31, 2021 and 2020, respectively.

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

NOTE 6 – LEASES

The Company leases certain office space and equipment under operating leases. These leases have original terms ranging from one year to 40 years. Operating lease liabilities and ROU assets are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term.

As of December 31, 2021, the Company had the following related to operating leases:

As of
December 31, 2021
(In thousands)
Right-of-use assets	$25,457
Lease liabilities	26,696

The following table is a summary of the Company’s components of net lease cost for the year ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
	(In thousands)
Operating lease cost	$3,034	$1,486
Finance lease cost	19	15
Variable lease cost	219	79
Total lease cost	$3,272	$1,580

As of December 31, 2021, the weighted average remaining lease term for operating leases was 12.2 years and the weighted average discount rate used in the measurement of lease liabilities was 1.97%. As of December 31, 2020, the weighted average remaining lease term for operating leases was 12.9 years and the weighted average discount rate used in the measurement of lease liabilities was 1.95%. Cash payments for lease liabilities totaled $2.72 million and $1.57 million for the years ended December 31, 2021 and 2020.

Future undiscounted lease payments for operating leases with initial terms of one year or more as of December 31, 2021 are as follows:

(In thousands)
2022	$2,995
2023	2,786
2024	2,699
2025	2,309
2026	2,300
Thereafter	17,265
Total undiscounted lease payments	30,354
Less: imputed interest	(3,658)
Total	$26,696

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

NOTE 7 – DEPOSITS

Deposits at December 31, 2021 and December 31, 2020, are summarized as follows:

	December 31, 2021	December 31, 2020
	(In thousands)
Non -interest bearing deposits	$44,894	$44,195
NOW and demand accounts	363,419	317,974
Savings	364,932	276,584
Time deposits	473,795	717,431
Total	$1,247,040	$1,356,184

Included within the NOW and demand account caption, as well as the savings caption above are money market accounts with varying transactional limits.

Time deposits mature as follows for the year ending December 31:

(In thousands)
2022	$304,656
2023	121,643
2024	34,911
2025	6,499
2026	6,086
$473,795

Time deposits that meet or exceed the FDIC insurance limit of $250,000 at December 31,2021 and 2020, were $47.3 million and $96.1 million, respectively. As of December 31, 2021 and 2020, the Company had $2.4 million and $3.6 million respectively, in related party (principal officers, directors, and their affiliates) deposits.

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

NOTE 8 – ADVANCES FROM THE FEDERAL HOME LOAN BANK OF NEW YORK (FHLB)

Advances from the FHLB are fixed-rate, term borrowings and amounted to $185.5 million and $329.4 million at December 31, 2021 and 2020, respectively. Each advance is payable at its maturity date with a prepayment penalty if repayment is made prior to the maturity date. The Bank extinguished $111.4 million in FHLB borrowings during the year ended December 31, 2021, incurring a prepayment penalty of $2.2 million. During the year ended December 31, 2020, the Bank extinguished $14.0 million in FHLB borrowings incurring a prepayment penalty of $843 thousand. Advances are secured by investment securities and loans pledged at the FHLB totaling $319.9 million and $423.5 million as of December 31, 2021 and 2020, respectively.

Advances mature as follows for the year ended December 31, 2021.

Maturity	Rate Range			Weighted Average Rate	Amount
2022	0.35%	—	0.38%	0.36%	$109,000
2023	0.70%	—	1.94%	1.71%	18,000
2024	1.60%	—	1.94%	1.80%	38,000
2025	1.50%	—	1.60%	1.58%	20,500
				0.92%	$185,500

Advances from the FHLB amounted to $329.4 million at December 31, 2020, with a weighted average fixed rate of 1.49%.

See Note 12 for further disclosure around Derivatives activities related to FHLB advances.

NOTE 9 – RETIREMENT PLANS

The Company had been a participant in the Pentegra Defined Benefit Plan for Financial Institutions (the “Pentegra DB Plan”), a tax-qualified defined benefit pension plan. Effective January 1, 2020, this plan was frozen to all existing plan participants, eliminating all future benefit accruals. The Company elected to withdraw from the Pentegra DB Plan in August 2021, and recognized an $11.2 million expense associated with the exit from the plan. The withdrawal was completed on December 1, 2021.

The Company has a savings plan under Section 401(k) of the Internal Revenue Code, which covers substantially all employees upon employment who have attained the age of 18. Under the plan, employee contributions are partially matched by the Company at its sole discretion. Company contributions for the years ended December 31, 2021 and 2020 were $701 thousand and $670 thousand, respectively.

The Company provides certain health insurance benefits for retired employees and directors meeting plan eligibility requirements. Effective January 1, 2019 the employee postretirement health benefit plan was curtailed, leaving only 13 retired participants and beneficiaries remaining in the plan. Active participants who met certain requirements received payments in lieu of future benefits. The plans are unfunded as of December 31, 2021 and 2020, and the obligation is included in other liabilities as an accrued postretirement benefit cost.

The Company maintains an Executive Supplemental Income Retirement Plan (“SERP”) for certain employees and a Director Retirement Plan (“DRP”). As the SERP and DRP plans are unfunded, there are no plan assets associated with these plans.

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

The following table sets forth the change in benefit obligation, change in plan assets and a reconciliation of the unfunded status and the assumptions used in determining the net periodic cost included in the accompanying consolidated financial statements for the Company’s post retirement plans. The measurement date for the post retirement plans were December 31 for each year presented.

	SERP and DRP		Post Retirement
	2021	2020	2021	2020

	(In thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$4,102	$3,760	$1,881	$1,946
Service cost	201	146	1	1
Interest cost	79	98	38	54
Actuarial (gain) loss	(100)	448	(215)	(9)
Benefits paid	(341)	(350)	(92)	(111)
Projected benefit obligation at end of year	3,941	4,102	1,613	1,881
Reconciliation of plan assets:
Fair value of plan assets at beginning of year	—	—	—	—
Actual return on plan assets	—	—	—	—
Employer contributions	341	350	92	111
Benefits and Settlements paid	(341)	(350)	(92)	(111)
Fair value of plan assets at end of year	—	—	—	—
Unfunded status	$3,941	$4,102	$1,613	$1,881

Amounts recognized in accumulated other comprehensive income at December 31, ignoring tax effects, consist of:

	SERP and DRP		Post Retirement
	2021	2020	2021	2020

	(In thousands)
Unrecognized net actuarial loss (gain)	$1,073	$1,317	$(189)	$23
Unrecognized prior service cost	333	402	—	—
Total accumulated other comprehensive loss (gain)	$1,406	$1,719	$(189)	$23

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

The weighted average assumptions used in the determination of benefit obligations as of December 31 were as follows:

	SERP and DRP		Post Retirement
	2021	2020	2021	2020
Discount rate	2.31%	1.85%	2.53%	2.10%
Rate of compensation increase*	6.25%	6.25%	N/A	N/A

*	Rate of compensation increase applicable to DRP only.
The weighted-average assumptions used in the determination of net periodic benefit cost were as follows:

	SERP and DRP		Post Retirement
	2021	2020	2021	2020
Discount rate	1.82%	2.21%	2.18%	2.53%
Expected rate of return on plan assets	N/A	N/A	N/A	N/A
Rate of compensation increase*	6.25%	6.25%	N/A	N/A

*	Rate of compensation increase applicable to DRP only.

The components of net periodic benefit cost and other amounts recognized in other comprehensive income were as follows for the years ended December 31, 2021 and 2020:

	SERP and DRP		Post Retirement
	2021	2020	2021	2020
	(In thousands)
Service cost	$201	$146	$1	$1
Interest cost	79	98	38	54
Amortization:
Past service liability	—	—	—	—
Net loss (gain)	213	190	(3)	(1)
Net periodic benefit cost	$493	$434	$36	$54

The components of net periodic benefit cost other than the service cost component are included in “other non-interest expense” in the Statement of Operations. The estimated net loss and prior service cost for the post-retirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2022 are $124 thousand and $69 thousand, respectively.

The benefits expected to be paid in each of the next five years and the aggregate for the five years thereafter are as follows:

	SERP and DRP	Post- Retirement

	(In thousands)
2022	$331	$98
2023	311	88
2024	286	89
2025	289	90
2026	268	90
Years 2027 - 2031	1,161	445

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

NOTE 10 - EMPLOYEE STOCK OWNERSHIP PLAN

The Company maintains an ESOP, a tax-qualified plan for the benefit of all Company employees designed to invest primarily in the Company’s common stock. The ESOP provides employees with the opportunity to receive a funded retirement benefit from the Bank, based primarily on the value of the Company’s common stock.

The ESOP borrowed funds from the Company to purchase 2,281,800 shares of stock at $10 per share. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants. Shares are released for allocation to participants as loan payments are made. Loan payments are principally funded by discretionary cash contributions by the Bank, as well as dividends paid to the ESOP on unallocated shares. When loan payments are made, ESOP shares are allocated to participants at the end of the plan year (December 31) based on relative compensation, subject to federal tax law limits. Participants receive the shares at the end of employment. Dividends on allocated shares increase participants accounts.

At December 31, 2021, the remaining principal balance on the ESOP loan is $21.8 million. Contributions to the ESOP during the year ended December 31, 2021 totaled $981 thousand. ESOP compensation expense, representing the fair value of shares allocated during the year, was $1.3 million for the year ended December 31, 2021, and is recognized over the service period. There was no ESOP compensation expense for the year ended December 31, 2020.

Shares held by the ESOP were as follows:

December 31, 2021
(Dollars in thousands)

Shares allocated to participants	91,272
Unallocated shares	2,190,528
Total ESOP shares	2,281,800

Fair value of unallocated shares at December 31, 2021	$32,047

The fair value of the unallocated shares at December 31, 2021 was computed using the closing trading price of the Company’s common stock on December 31, 2021.

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

NOTE 11 – INCOME TAXES

Income tax expense (benefit) for the years ended December 31, 2021 and 2020, consists of the following:

	Current	Deferred	Total
	(In thousands)
December 31, 2021
Federal	$140	$5,810	$5,950
State	—	3,668	3,668
	$140	$9,478	$9,618

December 31, 2020
Federal	$(1,582)	$(3,570)	$(5,152)
State	161	(2,875)	(2,714)
	$(1,421)	$(6,445)	$(7,866)

A reconciliation between the actual income tax expense and the expected federal income tax expense (computed by multiplying income before income tax expense times the applicable statutory federal income tax rate) for the years ended December 31, 2021 and 2020, is as follows:

	2021	2020
	(In thousands)
Income (loss) before income tax (benefit) expense	$(26,724)	$(39,372)
Applicable statutory federal income tax rate	21.00%	21.00%
Computed “expected” federal income tax (benefit) expense	$(5,612)	$(8,268)
Increase (decrease) in federal income tax expense resulting from:
State income taxes, net of federal benefit	(1,614)	(2,143)
Valuation Allowance	16,719	—
Tax-exempt income	(108)	(132)
Impairment of Goodwill	—	3,247
CARES Act – Carryback expense (benefit)	247	(568)
Other	(14)	(2)
Total	$9,618	$(7,866)

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2021 and 2020, are as follows:

	2021	2020
Deferred tax assets:	(In Thousands)
Allowance for loan losses and REO	$4,617	$5,136
Allowance for losses premises and equipment	—	3,915
Net unrealized losses on derivatives	69	1,559
Accrued postretirement benefits	1,217	1,077
Accrued interest receivable	179	108
Accrued bonus	506	112
Finance Lease Liability	7,504	7,178
Charitable contribution carryover	2,709	—
Funded status of benefit plans	342	490
Federal net operating loss carryforward	6,648	—
State net operating loss carryforward	2,392	553
Other	37	49
Total gross deferred tax assets	26,220	20,177

Valuation allowance	(16,868)	(72)
Gross deferred tax assets after valuation allowance	9,352	20,105

Deferred tax liabilities:
Net unrealized gains on securities available for sale	327	1,509
Deferred loan fees, net	1,198	1,472
Premises and equipment	489	—
Finance Lease ROU Asset	7,156	6,993
Other	182	114
Total gross deferred tax liabilities	9,352	10,088
Net deferred tax asset	$—	$10,017

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2021. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.

On the basis of this evaluation, for the year ended December 31, 2021, a valuation allowance of $16.8 million has been recorded. The amount of the deferred tax asset considered realizable could be adjusted if estimates of future taxable income increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth. Net deferred tax assets are included in other assets.

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

At December 31, 2021, the Company had federal net operating loss (“NOL”) carryforwards of $31.7 million with no expiration date. Under the provisions of the 2017 Tax Cuts and Jobs Act, use of our federal NOL carryforwards will be limited to 80% of taxable income in future periods. The Company also had New Jersey net operating loss carryforwards of $33.6 million, the majority of which expire in 20 years. We believe it is more likely than not the benefit from both the federal and state NOL carryforwards will not be realized. In recognition of this risk, we have provided a valuation allowance of $9.0 million on the deferred tax assets related to the NOL carryforwards. The Company contributed $9.0 million to the Blue Foundry Charitable Foundation, and the deferred benefit has a 5 year carryforward limitation.

Retained earnings at December 31, 2021 and 2020, includes approximately $14.6 million, for which no provision for income tax has been made. This amount represents an allocation of income to bad debt deductions for tax purposes only. Events that would result in taxation of these reserves include the failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions and excess distributions to stockholders.

The Company and its subsidiary are subject to U.S. federal income tax as well as state income taxes, primarily New Jersey. The Company is no longer subject to examination by Federal taxing authorities for tax years before January 1, 2018, and State taxing authorities for tax years before January 1, 2017. Currently, the Company is not under examination by any taxing authority. The Company's New Jersey state tax returns for the tax years ended December 31, 2015 through 2018 were audited during 2021. The completion of this examination did not have a material impact on the Company's effective tax rates and financials.

NOTE 12 – DERIVATIVES

The Company utilizes interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements.

Interest rate swaps with notional amounts totaling $109.0 million at December 31, 2021 and December 31, 2020, were designated as cash flow hedges of certain FHLB advances and were determined to be fully effective during all periods presented. The Company expects the hedges to remain fully effective during the remaining terms of the swaps. At December 31, 2021, the gross unrealized gain on interest-rate swaps included in other assets totaled $1.3 million and the gross unrealized loss on interest-rate swaps included in other liabilities totaled $1.5 million. At December 31, 2020, the gross unrealized gain on interest-rate swaps included in other assets totaled $79 thousand and the gross unrealized loss on interest-rate swaps included in other liabilities totaled $5.6 million.

Summary information about the interest-rate swaps designated as cash flow hedges as of period-end is as follows:

	December 31, 2021	December 31, 2020

	(Dollars in thousands)
Notional amounts	$109,000	$109,000
Weighted average pay rates	1.46%	1.46%
Weighted average receive rates	0.17%	0.23%
Weighted average maturity (in years)	5.3	6.2
Unrealized losses	$(246)	$(5,545)

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

Interest expense recorded on swap transactions totaled $1.4 million and $752 thousand during the year ended December 31, 2021 and 2020, respectively, and is reported as a component of interest expense on FHLB advances. At December 31, 2021, the Company expected $1.1 million of the unrealized loss to be reclassified as an increase to interest expense during 2022.

Cash Flow Hedge

The effect of cash flow hedge accounting on accumulated other comprehensive income for the years ended December 31, 2021 and 2020 are as follows:

	Amount of Gain (Loss) Recognized in OCI on Derivative (1)	Location of Gain (Loss) Reclassified from OCI into Income/(Expense)	Amount of Gain (Loss) Reclassified from OCI to Income/(Expense)

	(In thousands)
Year Ended December 31, 2021
Interest rate contracts	$(246)	Interest Expense	$(1,427)

Year Ended December 31, 2020
Interest rate contracts	$(3,986)	Interest Expense	$(752)
(1) Net of tax for the year ended December 31, 2020. For the year ended December 31, 2021, there is no tax effect due to the deferred taxes valuation allowance. See Note 11 for information related to the deferred taxes valuation allowance.

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income represents the net unrealized holding gains on securities available-for-sale, derivatives and the funded status of the Company’s benefit plans, as of the consolidated balance sheet dates, net of the related tax effect.

The following is a summary of the changes in accumulated other comprehensive income by component, net of tax adjusted for deferred tax valuation allowances, for the periods indicated:

	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-sale Securities	Defined Benefit Pension Items	Total

	(In thousands)
Balance at December 31, 2020	$(3,986)	$4,208	$(1,253)	$(1,031)
Other comprehensive income (loss) before reclassification	2,733	(3,118)	(115)	(500)
Amounts reclassified from accumulated other comprehensive income	1,007	1	151	1,159
Net current period other comprehensive (loss) gain	3,740	(3,117)	36	659
Balance at December 31, 2021	$(246)	$1,091	$(1,217)	$(372)

	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-sale Securities	Defined Benefit Pension Items	Total

	(In thousands)
Balance at December 31, 2019	$(360)	$916	$(1,073)	$(517)
Other comprehensive income (loss) before reclassification	(4,167)	3,343	(315)	(1,139)
Amounts reclassified from accumulated other comprehensive income	541	(51)	135	625
Net current period other comprehensive (loss) gain	(3,626)	3,292	(180)	(514)
Balance at December 31, 2020	$(3,986)	$4,208	$(1,253)	$(1,031)

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

The following is significant amounts reclassified out of each component of accumulated other comprehensive income (loss):

Details about Accumulated Other Comprehensive Income Components	Year Ended December 31,		Affected Line Item in the Statement Where Net Income is Presented
	2021	2020

	(In thousands)
Unrealized (loss) gain on securities available for sale: Realized (losses) gains on securities available for sale	$(1)	$69	(Loss) gain on sales and calls of securities
Gains and (losses) on cash flow hedges:
Interest rate contracts	(1,427)	(752)	Interest (expense) income

Amortization of benefit plan items:
Net actuarial loss	(210)	(189)	Compensation and employee benefits
Total tax effect	479	247	Income tax expense
Total reclassification for the period, net of tax	$(1,159)	$(625)

NOTE 14 – FAIR VALUE OF ASSETS AND LIABILITIES

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

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

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

The following table summarizes the fair value of assets and liabilities as of December 31, 2021:

		Fair Value Measurements at December 31, 2021, Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
Measured on a recurring basis:
Financial assets
Securities available for sale:
U.S. Treasury Notes	$36,832	$36,832	$—	$—
Domestic Corporate Bonds	87,619	—	87,619	—
U.S. Government agency obligations	23,329	17,617	5,712	—
Obligations issued by U.S. states and their political subdivisions	20,324	—	20,324	—
Mortgage-backed securities:
Residential one-to-four family	114,401	—	114,401	—
Multifamily	35,916	—	35,916	—
Asset-backed securities	6,471	—	6,471	—
	$324,892	$54,449	$270,443	$—

Financial Liabilities
Derivatives	$246	$—	$246	$—

There were no assets or liabilities measured at fair value on a non-recurring basis at December 31, 2021. The assets held for sale and REO were sold in December 2021, resulting in a net loss of $104 thousand and $6 thousand for assets held for sale and REO, respectively.

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

The following table summarizes the fair value of assets and liabilities as of December 31, 2020:

		Fair Value Measurements at December 31, 2020, Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
Measured on a recurring basis:
Financial assets
Securities available for sale
U.S. Treasury Notes	$10,000	$10,000	$—	$—
Domestic Corporate Bonds	59,341	—	59,341	—
U.S. Government agency obligations	19,675	12,417	7,258	—
Obligations issued by U.S. states and their political subdivisions	24,795	—	24,795	—
Mortgage-backed securities:
Residential one-to-four family	72,716	—	72,716	—
Multifamily	58,060	—	58,060	—
Total	$244,587	$22,417	$222,170	$—

Financial Liabilities
Derivatives	$5,545	$—	$5,545	$—

Measured on a nonrecurring basis:
Nonfinancial assets
Assets held for sale	$5,295	$—	$5,295	$—
Real estate owned	624	—	624	—

In March 2020, certain premises and REO were re-designated to held for sale, which resulted in a write-down from book value to fair value. The impairment recorded on the premises was $12.8 million which resulted in a remaining book value on those assets of $5.3 million that were reclassified from premises to assets held for sale. The impairment recorded on the REO was $1.4 million, which resulted in a remaining book value on those assets of $624 thousand. During the quarter ended December 31, 2021, all assets held for sale and held in REO were sold.

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

The following tables present the book value, fair value, and placement in the fair value hierarchy of financial instruments not recorded at fair values in their entirety on a recurring basis on the Company’s balance sheet at December 31, 2021 and 2020. The fair value measurements presented are consistent with Topic 820, Fair Value Measurement, in which fair value represents exit price. These tables exclude financial instruments for which the carrying amount approximates fair value. Financial instruments for which the carrying amount approximates fair value include cash and cash equivalents, restricted stock, non-maturity deposits, overnight borrowings, and accrued interest, which are excluded from the table below.
The carrying amounts and fair value of financial instruments not carried at fair value, at December 31, 2021 and December 31, 2020 are as follows:

		Fair Value Measurements at December 31, 2021, Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Book Value	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
Financial assets
Securities held-to-maturity	$23,281	$—	$22,849	$—
Loans, net	1,273,184	—	—	1,266,799

Financial liabilities
Time Deposits	473,795	—	470,732	—
Federal Home Loan advances	185,500	—	182,795	—

		Fair Value Measurements at December 31, 2020, Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Book Value	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
Financial assets
Securities held-to-maturity	$7,005	$—	$6,978	$—
Loans, net	1,267,114	—	—	1,290,740

Financial liabilities
Time Deposits	717,431	—	725,110	—
Federal Home Loan advances	329,400	—	336,377	—

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

NOTE 15 – COMMITMENTS AND CONTINGENCIES

The Company, in the normal course of conducting its business, extends credit to meet the financing needs of its customers through commitments and lines of credit.

The following commitments exist at December 31, 2021 and 2020, which are not reflected in the accompanying consolidated financial statements:

	As of December 31,
	2021	2020

	(Dollars in Thousands)
Origination of mortgage loans:
Fixed rate	$1,847	$5,517
Variable rate	14,456	23,144
Undisbursed home equity credit lines	33,265	33,786
Undisbursed construction credit lines	17,700	16,264
Undisbursed commercial credit lines	1,792	1,594
Performance standby letters of credit	671	671
Overdraft protection credit lines	19,038	10,548
Commitments to purchase investments	1,000	—

These instruments involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. The Company uses the same credit policies and collateral requirements in making commitments and conditional obligations as it does for on-balance-sheet loans. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company has no exposure to credit loss if the customer does not exercise its rights to borrow under the commitment. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower.

The Company issues financial standby letters of credit that are within the scope of ASC 460, Guarantees. These are irrevocable undertakings of the Company to guarantee payment of a specified financial obligation. Most of the Company’s standby letters of credit arise in connection with lending relationships and generally have terms of one year or less, or are issued in lieu of security deposits. The maximum potential future payments the Company could be required to make equals the contract amount of the standby letters of credit.

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

NOTE 16 – REVENUE FROM CONTRACTS WITH CUSTOMERS AND OTHER INCOME

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income in the Statement of Operations.

The following table presents the Company’s sources of revenue from contracts with customers for the year ended ended December 31, 2021 and 2020, respectively.

	Year Ended December 31,
	2021	2020
	(In thousands)
Non-interest income
Service charges on deposits	$954	$722
Interchange income	33	21
REO (loss) gain	6	—
Total Revenue from Contracts with Customers	$993	$743

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

Gain/loss on sale of Real Estate Owned (“REO”): The Company records a gain or loss from the sale of REO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of REO to the buyer, the Company assesses whether the buyer is committed to perform its obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the REO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company may adjust the transaction price and related gain (loss) on sale if a significant financing component is present.

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

NOTE 17 - EARNINGS PER SHARE

Basic earning per share (“EPS”) represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares (such as stock options) were exercised or converted into additional common shares that would then share in the earnings of the entity. Diluted EPS is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding for the period, plus the effect of potential dilutive common share equivalents.

There were no securities or other contracts that had a dilutive effect during the year ended December 31, 2021, and therefore the weighted-average common shares outstanding used to calculate both basic and diluted EPS are the same. Shares held by the ESOP not allocated to employees in accordance with the terms of the ESOP, referred to as “unallocated ESOP shares”, are not deemed outstanding for earnings per share calculations. Earnings per share for the year ended December 31, 2021 was calculated using 12,171,050 weighted average shares outstanding which represents zero shares outstanding prior to the conversion on July 15, 2021. Earnings per share data is not applicable for the year ended December 31, 2020 as the Company had no shares outstanding.

Twelve Months Ended December 31, 2021
(Income In thousands)
Net loss applicable to common shares	$(36,342)

Average number of common shares outstanding	13,206,308
Less: Average unallocated ESOP shares	1,035,258
Average number of common shares outstanding used to calculate basic earnings per common share	12,171,050
Common stock equivalents	—

Net loss per share available to common shareholders-Basic and Diluted	$(2.99)

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

NOTE 18 – REGULATORY CAPITAL REQUIREMENTS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines, and additionally for the Bank, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off balance sheet items calculated under regulatory accounting practices. Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Company. The Bank has not paid dividends to the Company in the past. Capital amounts and classifications are also subject to qualitative judgements by regulators. Failure to meet capital requirements can initiate regulatory action. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. As of December 31, 2021, the Bank meets all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2021 and 2020, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The following table presents the regulatory capital, assets and risk based capital (common equity Tier 1, Tier 1 and Total capital) ratios for the Bank at December 31, 2021 and 2020 (in thousands, other than ratios):

	Bank Actual		Minimum Capital Adequacy		Minimum Capital Adequacy With Capital Buffer		For Classification as Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2021
Common equity tier 1	$293,349	25.74%	$51,292	4.50%	$79,787	7.00%	$74,088	6.50%
Tier 1 capital	293,349	25.74%	68,389	6.00%	96,885	8.50%	91,186	8.00%
Total capital	307,624	26.99%	91,186	8.00%	119,681	10.50%	113,982	10.00%
Tier 1 (leverage) capital	293,349	15.00%	78,201	4.00%	N/A	N/A	97,752	5.00%

December 31, 2020
Common equity tier 1	$206,258	19.93%	$46,578	4.50%	$72,455	7.00%	$67,279	6.50%
Tier 1 capital	206,258	19.93%	62,104	6.00%	87,981	8.50%	82,806	8.00%
Total capital	219,262	21.18%	82,806	8.00%	108,682	10.50%	103,507	10.00%
Tier 1 (leverage) capital	206,258	10.72%	76,934	4.00%	N/A	N/A	96,168	5.00%

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

NOTE 19 - CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

The condensed financial statements of Blue Foundry Bancorp (parent company only) are presented below:

Condensed Statements of Financial Condition
	At December 31,
	2021	2020
	(In thousands)
Assets:
Cash and cash equivalents	$114,331	$329
Investment in banking subsidiary	293,414	205,227
ESOP loan receivable	21,837	—
Other assets	245	164
Total Assets	$429,827	$205,720
Liabilities and Stockholders’ Equity:
Total liabilities	$356	$120
Total stockholders’ equity	429,471	205,600
Total Liabilities and Stockholders’ Equity	$429,827	$205,720

Condensed Statements of Operations
	Year Ended December 31,
	2021	2020
	(In thousands)
Income:
Interest on ESOP loan receivable	$343	$—
Other income	23	16
Total income	366	16
Expenses:
Contribution to Blue Foundry Charitable Foundation	9,000	—
Goodwill Impairment	—	13,100
Other expenses	719	66
Total expenses	9,719	13,166
Loss before income tax (benefit) expense	(9,353)	(13,150)
Income tax (benefit) expense	(59)	98
Loss before undistributed earnings of subsidiary	(9,294)	(13,248)
Equity in undistributed earnings of banking subsidiary	(27,048)	(18,258)
Net loss	$(36,342)	$(31,506)

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

Condensed Statements of Cash Flows
	Twelve Months Ended December 31,
	2021	2020
	(In thousands)
Cash flows from operating activities:
Net loss	$(36,342)	$(31,506)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	27,048	18,258
Issuance of common shares donated to Blue Foundry Charitable Foundation	7,500	—
Goodwill impairment	—	13,100
ESOP expense	361	—
Increase in other assets	(82)	(5)
Increase in other liabilities	237	55
Net cash used by operating activities	(1,278)	(98)

Cash flows from investing activities:
Capital contribution to banking subsidiary	(136,481)	—
Loan to ESOP	(22,818)	—
Repayment of ESOP loan	981	—
Net cash used in investing activities	(158,318)	—

Cash flows from financing activities:
Proceeds from issuance of common shares	273,598	—
Net cash provided by financing activities	273,598	—
Net increase (decrease) in cash and cash equivalents	114,002	(98)
Cash and cash equivalents at beginning of year	329	427
Cash and cash equivalents at end of year	$114,331	$329

NOTE 20 - SUBSEQUENT EVENTS

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

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

(b) Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management, including our Principal Executive Officer and Principal Financial Officer, concluded that our internal control over financial reporting was effective and met the criteria of the “Internal Control — Integrated Framework (2013)” as of December 31, 2021.

(c) Attestation Report of the Registered Public Accounting Firm

Not applicable because the Company is an emerging growth company.

(d) Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Board of Directors currently consists of eight (8) members and is divided into three classes, with one class of directors elected each year. The following table states our directors’ names, their ages as of December 31, 2021, the years when they began serving as directors of Blue Foundry Bank and the years when their current terms expire.

Name (1)	Position(s) Held With Blue Foundry Bancorp and Blue Foundry Bank	Age	Director Since	Current Term Expires
James D. Nesci	President, Chief Executive Officer and Director	49	2019	2022
Patrick H. Kinzler	Director	63	2012	2022
Mirella Lang	Director	43	2020	2022
J. Christopher Ely	Vice Chairman	65	1997	2023
Robert T. Goldstein	Director	59	2015	2023
Kenneth Grimbilas	Chairman of the Board	68	1997	2024
Jonathan M. Shaw	Director	56	2010	2024
Margaret Letsche	Director	69	2015	2024

(1)	The mailing address for each person listed is 19 Park Avenue, Rutherford, New Jersey 07070.

Business Experience and Qualifications of Directors

The business experience for the past five years of each of our directors is set forth below. The biographies also contain information regarding the person’s experience, qualifications, attributes or skills that caused the board of directors to determine that the person should serve as a director. Each director is also a director of Blue Foundry Bank. Unless otherwise indicated, each individual has held his or her position for the past five years.

Terms that expire at the 2022 Annual Meeting of Shareholders

James D. Nesci serves as President and Chief Executive Officer of Blue Foundry Bank, a position he has held since 2018. In addition, he is a board member of the New Jersey Bankers Association. Mr. Nesci has been instrumental in developing the Blue Foundry Bank brand. Prior to his role at Blue Foundry Bank, he served as Head of National Sales for TD Bank’s $20 billion U.S. wealth management business. Before joining TD Bank, Mr. Nesci served as Executive Vice President and Chief Wealth Management Officer of Provident Bank and was President of Beacon Trust, a wholly owned subsidiary of Provident Bank. Prior to this, Mr. Nesci was Chief Operating Officer with Wilmington Trust Company, National Wealth Management. Mr. Nesci earned two separate MBAs from Columbia Business School and the London Business School, respectively, as well as a BBA in Finance from Hofstra University in New York. He also has received his NACD Fellowship certificate. Mr. Nesci’s positions as President and Chief Executive Officer foster clear accountability, effective decision-making, a clear and direct channel of communication from senior management to the full Board of Directors, and alignment on corporate strategy.

Patrick H. Kinzler is currently a Managing Principal at HLW International LLP and has previously held positions at PNC Bank, SmithKline Beecham, and KPMG Consulting. Mr. Kinzler received a Bachelor’s degree in Business Administration and Accounting from Shippensburg State University and an MBA in Finance from Temple University. Mr. Kinzler has significant banking and corporate treasury experience, which greatly assists the Board of Directors with its assessment of our risk management efforts and operational needs.

Mirella Lang is Managing Director of AQR’s Business Development team, collaborating with institutional investors throughout the United States. Prior to AQR, Ms. Lang was a Director in the Financial Institutions Group in the investment banking division at UBS, and earlier at Merrill Lynch & Co. She earned a Bachelor of Science in Accounting from Washington & Lee University and received an MBA from the University of California at

Berkeley’s Haas School of Business. Ms. Lang serves on the Board of ASSIST, a non-profit organization focused on high school exchange education for exceptionally gifted international students. Ms. Lang’s experience with investment management, investment banking and the financial institutions industry brings valuable skills to our board.

Terms that expire at the 2023 Annual Meeting of Shareholders

J. Christopher Ely has been a Director of Blue Foundry Bank since 1997. Mr. Ely is President of One Madison Management Corp., a real estate management and consulting firm that serves the needs of residential, commercial and industrial property owners in Northern New Jersey. He received a Bachelor of Science degree in Business Administration/ Accounting from Montclair State College, began his career with Price Waterhouse and Co. and earned a Certified Public Accounting Certification in 1981. He serves as an Assistant Treasurer for the Glen Ridge Congregational Church. Mr. Ely provides the Board of Directors with extensive knowledge of real estate and small business management experience.

Robert T. Goldstein is an Investment Advisory Representative at Astorino Financial Group, Inc. Previously, he was the President and Owner of R.J. Goldstein & Associates, Inc., an employee benefits consulting and brokerage firm, which he sold to World Insurance, LLC in 2018. Mr. Goldstein received his Bachelor of Science in Mathematics from Fairfield University. He also has received his NACD Fellowship certificate. He is a former Trustee and a Committee Member of the Glen Ridge Country Club and was previously a Board Member of Lacordaire Academy in Upper Montclair. Mr. Goldstein offers a valuable perspective and experience on employee benefits matters and with developing a successful business.

Terms that expire at the 2024 Annual Meeting of Shareholders

Kenneth Grimbilas is the current Chairman of Blue Foundry Bank Board of Directors and has served as a Director since 1997. Mr. Grimbilas is the Chief Executive Officer of Tornqvist, Inc., a boutique fabrication and machine shop that has served many clients in the pharmaceuticals, government, transportation, aerospace, entertainment, and consumer goods industries. In addition, Mr. Grimbilas has been a member of the board of the Chilton Memorial Hospital Foundation, now Chilton Medical Center, part of Atlantic Health. Mr. Grimbilas’ experience provides the Board of Directors with extensive knowledge of business and operational matters and the Northeastern New Jersey market area.

Margaret Letsche is retired. Prior to her retirement, Ms. Letsche was the Executive Director of 55 Kip Center, a non-profit community center for older adults. Ms. Letsche earned an Associate Degree in Business Management from Morris County Community College and a Bachelor’s degree in Psychology from Felician College. She holds professional certifications from Rutgers in Continued Education and Professional Development and is certified by the American Institute of Fitness Educators and the American Senior Fitness Association. She also has received her NACD Fellowship certificate. Ms. Letsche is a current Board Member on the Rutherford Community Blood Bank and has previously served on the Borough of Rutherford Zoning Board and the Municipal Alliance Committee. She was a founding member of the Lindsey Meyer Pumpkin Run which held an annual 5k event raising money and awareness for Cystic Fibrosis and supporting local scholarships. Ms. Letsche’s experience in our community provides valuable insight into the economic and business needs of our community, as well as insight into where we can best serve our community in other ways, including charitable donations.

Jonathan M. Shaw is President and Owner of Salon Development Corp, a regional chain of hair salons founded in 1964, and President and Owner of Lemon Tree Development, the national franchisor of Lemon Tree Hair Salons. Mr. Shaw received a Bachelor of Science from Syracuse University. He also has received his NACD Fellowship certificate. As a business owner and entrepreneur, Mr. Shaw offers a valuable perspective on developing a successful business as well as the challenges and risks an organization may face as it grows its product offerings and markets into new areas.

Executive Officers Who Are Not Directors

The following sets forth information regarding our executive officers who are not directors, including each executive officer’s business experience for the past five years. All executive officers have held their present positions for at least five years unless otherwise stated. Age information is as of December 31, 2021. The executive officers of Blue Foundry Bancorp and Blue Foundry Bank are elected annually.

Elizabeth Miller, age 62, has been our Executive Vice President and Chief Retail Officer since October 2018. Prior to joining Blue Foundry Bank, Ms. Miller held positions at Affinity Federal Credit Union, the largest Credit Union in New Jersey, where she was the Senior Vice President of Member Experience and Service from October 2014 to October 2018 and led the multi-state branch network, the wealth and business development teams, the central operations group and the 65 person call center. Prior to that, Ms. Miller worked at Peapack Gladstone Bank from August 2011 to October 2014, where she was the Vice President of Retail Branch Sales and Operations. Ms. Miller has a Bachelor’s degree in Business and Marketing from Montclair State University.

Brent Michael Ciurlino, age 63, has been our Executive Vice President and Chief Risk Officer since May 2020. Previously, Mr. Ciurlino held the positions of Senior Vice President-Risk & Operations at Newtek Business Services Corp. from September 2018 to May 2020 and Chief Operating & Risk Officer at Freedom Mortgage Corp. from November 2016 to September 2018. Prior to that, Mr. Ciurlino held senior positions at the U.S. Small Business Administration, the Federal Deposit Insurance Corp., Resolution Trust Company and RSM McGladrey International. Mr. Ciurlino received his Bachelor of Science from the University of Maine and a Master of Science from Washington State University.

Elyse D. Beidner, age 68, has been our Executive Vice President and Chief Legal Officer since 2004. Prior to joining Blue Foundry Bank, Ms. Beidner has gained more than 25 years of experience providing legal support for various financial institutions including JP Morgan Chase and Bank of America. She earned her Bachelor’s degree in French and Spanish from Goucher College, her Juris Doctor degree from Widener University School of Law, and her Masters in Corporate Law from New York University School of Law.

Jason Goldberg, age 47, has been our Executive Vice President and Chief Lending Officer since September 15, 2021. Prior to joining Blue Foundry Bank, Mr. Goldberg held a senior vice president position at Israel Discount Bank of New York where he worked from October 2015 to September 2021. Prior to that, Mr. Goldberg held a senior vice president position at Crestmark Bank where he worked from October 2010 to September 2015, and was vice president at Westgate Financial Corporation from 2001 to 2010.

Michele Dowling Johnson, age 55, has been our Executive Vice President and Chief Marketing Officer since May 2020. Prior to joining Blue Foundry Bank, Ms. Johnson held senior marketing leadership positions at bluemercury as Senior Vice President, Marketing & Digital from 2018 to 2020 and Dean & DeLuca as Senior Vice President, Sales & Marketing from 2016 to 2018. Prior to that, Ms. Johnson held executive positions at Geneva Watch Group, NY&Company, Balducci’s & Kings Food Markets, L’Oreal USA and Revlon Consumer Products Corporation. Ms. Johnson received a Bachelor of Science degree in Business Management from Cornell University and an MBA from Fordham University in Marketing and International Business.

Thomas Packwood, age 56, has been our Senior Vice President and Chief Audit Executive since 2011. Prior to joining Blue Foundry Bank, Mr. Packwood held senior positions at Deloitte, U.S.B. Holding Co., USA Bank, and RSM US LLP. Mr. Packwood received a Bachelor’s degree in Accounting from Villanova University and is a Certified Public Accountant. Additionally, he invented and implemented a patented quarterly Risk Assessment and Management System.

Acela Roselle, age 61, has been our Executive Vice President and Human Resources Director since 1999. Prior to joining Blue Foundry Bank, Ms. Roselle acted as the Employment Manager at Meadowlands Hospital Medical Center. Ms. Roselle attended The Wood Business School in New York and obtained a SHRM PHR Certification through Fairleigh Dickinson University in 2000.

Alex Agnoletto, age 29, has been our Vice President and Controller since March 2021 and was appointed as our Interim Chief Financial Officer on September 2, 2021. Prior to starting at Blue Foundry Bank, Mr. Agnoletto served as the Director of Accounting at Cenlar FSB from July 2020 to March 2021 and previously served as an Audit Manager at KPMG within the banking audit group from October 2014 to June 2020. Mr. Agnoletto received a Bachelor’s and Master’s degree in Accounting from Liberty University. He is a Certified Public Accountant in New Jersey.

Delinquent Section 16(a) Reports

Based solely on its review of copies of the reports the Company has received and written representations provided to it from the individuals required to file Section 16(a) reports, the Company believes that each individual who, at any time during the fiscal year ended December 31, 2021, served as an executive officer or director of the Company has complied with applicable reporting requirements for transactions in Company common stock during the fiscal year ended December 31, 2021, except for Mirella Lang and Jason Goldberg who due to administrative oversights failed to timely file a Form 4 and Form 3, respectively.

Code of Ethics

The Board has adopted a code of ethics for the principal executive officer, principal financial officer, principal accounting officer and all persons performing similar functions. The code of ethics is designed to deter wrongdoing and to promote honest and ethical conduct, the avoidance of conflicts of interest, full and accurate disclosure and compliance with all applicable laws, rules and regulations. The code of ethics is available on the Company’s website at www.bluefoundrybank.com, under Investors Relations-Governance.

Audit Committee

The Audit Committee consists of Directors Ely, who serves as Chair, Grimbilas, Kinzler and Lang. Each member of the Audit Committee is “independent” as defined in our Nominating/Corporate Governance Committee Charter. The Board of Directors has determined that Mr. Ely qualifies as an “audit committee financial expert” as that term is used in the rules and regulations of the Securities and Exchange Commission.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table. The following table sets forth, for the years ended December 31, 2021 and 2020, certain information as to the total compensation paid to James D. Nesci, who serves as our President and Chief Executive Officer, Elizabeth Miller, who serves as our Executive Vice President and Chief Retail Officer, Brent Michael Ciurlino, who serves as our Executive Vice President and Chief Risk Officer. Each of the individuals listed in the table below is referred to as a “Named Executive Officer.”

Summary Compensation Table
		Salary	Bonus	Non-Equity Incentive Compensation	All Other Compensation	Total
Name and principal position	Year	($)	($)	($)	($) (1)	($)
James D. Nesci	2021	700,000	—	425,250	153,277	1,278,527
President and Chief Executive	2020	697,308	—	52,500	102,497	852,305
Elizabeth Miller	2021	325,519	—	76,904	16,681	419,104
Executive Vice President and Chief Retail Officer	2020	324,462	—	18,281	16,397	359,140
Brent Michael Ciurlino	2021	310,519	—	66,840	16,562	393,921
Executive Vice President and Chief Risk Officer

(1)	The compensation represented by the amounts for 2021 and 2020 set forth in the “All Other Compensation” column for the Named Executive Officers is detailed in the following table.

Other Compensation Table
		401(k) Plan Matching Contributions	Deferred Compensation Plan Contributions	Automobile Usage	Country Club Membership	Life Insurance Premiums	Total All Other Compensation
Name	Year	($)	($)	($)	($)	($)	($)
James D. Nesci	2021	14,500	106,800	13,230	17,577	1,170	153,277
	2020	14,250	55,800	12,600	18,712	1,135	102,497
Elizabeth Miller	2021	14,500	—	—	—	2,181	16,681
	2020	14,250	—	—	—	2,147	16,397
Brent Michael Ciurlino	2021	14,500	—	—	—	2,062	16,562

Benefit Plans and Agreements

Employment Agreement. Blue Foundry Bank entered into an employment agreement with Mr. Nesci, effective January 1, 2021. The employment agreement has an initial term of three years, which extends automatically for one additional year on each anniversary of the effective date of the agreement, so that the remaining term is again three years, unless either Blue Foundry Bank or Mr. Nesci give notice to the other party of non-renewal. Notwithstanding the foregoing, in the event Blue Foundry Bancorp or Blue Foundry Bank enters into a transaction that would constitute a change in control, as defined under the employment agreement, the term of the agreement will automatically extend so that it would expire no less than three years following the effective date of the change in control.

The employment agreement specified Mr. Nesci’s initial base salary of $700,000. The Board of Directors or the Compensation Committee of Blue Foundry Bank will review Mr. Nesci’s salary no less than annually and may increase, but not decrease, Mr. Nesci’s base salary. In addition to the base salary, the agreement provides that Mr. Nesci will participate in an annual bonus plan with a target amount determined annually that is not less than 20% of his base salary. Mr. Nesci is also eligible to participate in any long-term incentive plan adopted by Blue Foundry. Mr. Nesci is also entitled to participate in all employee benefit plans arrangements and perquisites offered to employees and officers of Blue Foundry Bank and the reimbursement of reasonable business expenses incurred in the performance of his duties with Blue Foundry Bank. Blue Foundry Bank will also provide Mr. Nesci with an annual automobile allowance of $1,100 per month and an annual country club membership allowance of $22,050. Both the automobile and country club membership allowances will increase by 5% each year.

Blue Foundry Bank may terminate Mr. Nesci’s employment, or Mr. Nesci may resign from his employment, at any time with or without good reason. In the event Blue Foundry Bank terminates Mr. Nesci’s employment without cause or Mr. Nesci voluntary resigns for “good reason” (i.e., a “qualifying termination event”), Blue Foundry Bank will pay Mr. Nesci a severance payment equal to the greater of (i) the sum of one times Mr. Nesci’s base salary plus the target amount of the annual incentive bonus (as set by the Board of Directors or the Compensation Committee for the calendar year in which Mr. Nesci’s termination occurs) or (ii) the sum of Mr. Nesci’s base salary that would have been paid during the remaining term of the employment agreement, plus the target amount of the annual incentive bonus that would have been paid during the remaining term of the employment agreement. The severance payment will be paid as salary continuation in substantially equal installments over the twelve-month period following the date of Mr. Nesci’s termination of employment. In addition, if Mr. Nesci elects continued bank-provided group health plan coverage pursuant to the Consolidated Omnibus Reconciliation Act of 1985, as amended (“COBRA”), Blue Foundry Bank will reimburse him for the monthly COBRA premium less the active employee premium for the coverage. Mr. Nesci must sign a general release of claims to receive the severance payment. A “good reason” condition for purposes of the employment agreement includes a material reduction in base salary or target bonus opportunity, a material reduction in authority, duties or responsibilities associated with the executive’s position with Blue Foundry Bank, a relocation of the executive’s principal place of employment resulting in the executive performing his services outside of certain counties listed in the employment agreement.

If a qualifying termination event occurs following a change in control of Blue Foundry Bancorp or Blue Foundry Bank, Mr. Nesci would be entitled to (in lieu of the payments and benefits described in the previous paragraph) a severance payment equal to three times the sum of (i) Mr. Nesci’s base salary, plus (ii) the greater of Mr. Nesci’s highest actual annual incentive bonus for the three calendar years immediately preceding his termination of employment or the target amount of the annual incentive bonus set by the Board of Directors or the Compensation Committee for the calendar year in which his termination occurs. If Mr. Nesci’s termination of employment occurs within two years after the change in control, the severance will be paid in one lump-sum payment on the next pay date that is at least seven days following his termination. In addition, if Mr. Nesci elects continued bank-provided group health plan coverage pursuant to COBRA, Blue Foundry Bank will reimburse him for the monthly COBRA premium less the active employee premium for the coverage. The conversion of Blue Foundry, MHC from the mutual to stock form and contemporaneous stock offering of Blue Foundry Bancorp are not considered a change in control for purposes of the employment agreement.

The employment agreement terminates upon Mr. Nesci’s death. Also, upon termination of employment (other than a termination in connection with a change in control), Mr. Nesci will be required to adhere to one-year non-competition and non-solicitation restrictions set forth in his employment agreement.

Change in Control Agreements. Blue Foundry Bank has entered into a Change in Control Agreement with Elizabeth Miller. The change in control agreement has a term of one year that extends each day by one day until either party gives the other notice of non-renewal. Notwithstanding the foregoing, in the event Blue Foundry Bancorp or Blue Foundry Bank enters into a transaction that would constitute a change in control, as defined under the change in control agreements, the term of the agreements will automatically extend so that they would expire no sooner than one year following the effective date of the change in control.

Upon termination of the executive’s employment by Blue Foundry Bank without “cause” or by the executive with “good reason” on or after the effective date of a change in control of Blue Foundry Bank or Blue Foundry Bancorp, the executive would be entitled to a severance payment equal to one time the sum of the executive’s: (i) base salary in effect as of the date of his termination or immediately prior to the change in control, whichever is higher; and (ii) the highest annual cash bonus earned for the three most recently completed performance periods prior to the change in control. The severance will be paid in a lump sum within 30 days following the executive’s date of termination. In addition, the executive would receive twelve consecutive monthly cash payments equal to the executive’s monthly COBRA premium.

A “good reason” condition for purposes of the change in control agreements includes a material reduction in base salary, a material reduction in authority, duties or responsibilities associated with the executive’s position with Blue Foundry Bank, a relocation of the executive’s principal place of employment resulting in an increase in the executive’s commute by 30 miles or more.

Annual Incentive Plan. Blue Foundry Bank has instituted an Annual Incentive Plan as a short-term incentive plan for our executive officers to incentivize personal performance in conjunction with Blue Foundry Bank’s overall performance. Payments under the Annual Incentive Plan are based on both Blue Foundry Bank’s overall performance and the executive’s personal performance. For 2020, the performance award opportunities ranged from 0% to 150% of target based on performance. The target goal for Mr. Nesci was 20% of base salary and the target goal for Ms. Miller was 15% of base salary. Performance measures included Return on Assets, Net Income, Efficiency and Total Deposit Growth, each weighted at 25%. Payments under the Annual Incentive Plan were 100% vested. For the year ended December 31, 2020, Mr. Nesci received an Annual Incentive Plan payment of $52,500 and Ms. Miller received an Annual Incentive Plan payment of $18,281, representing 7.5% and 5.6% of their 2020 base salaries, respectively.

Blue Foundry Bank adopted a new Annual Incentive Plan for 2021, which is also designed to reward employees for the achievement of corporate financial goals and demonstrated successful individual performance.

The Compensation Committee has set incentive opportunities for each of the Named Executive Officers based on a percentage of base salary. Threshold level performance will result in a payout of 50% of the targeted incentive opportunity and superior level performance will result in a payout of 150% of the targeted incentive opportunity. The actual amount of an award will be based on the level of business results (based on Net Loan Growth weighted at 30%, Targeted Deposit Growth weighted at 25% and Net Interest Margin weighted at 25%) and individual performance weighted at 20%. Under the 2021 Annual Incentive Plan, Mr. Nesci’s award opportunity is 90% of base salary and the award opportunities for Mr. Ciurlino and Ms. Miller are 35% of base salary. The higher targeted opportunities under the Annual Incentive Plan reflect the fact that Blue Foundry Bank has not previously made awards to the Named Executive Officers under a long-term incentive plan and has not adopted a long-term incentive plan for 2021. Blue Foundry Bank expects to implement a long-term incentive plan in the future and will consider the opportunities under that plan in setting future award opportunities under the Annual Incentive Plan. For the year ended December 31, 2021, Messrs. Nesci and Ciurlino received an Annual Incentive Plan payment of $425,250 and $66,840, respectively, and Ms. Miller received an Annual Incentive Plan payment of $76,904, representing 60.8%, 21.5% and 32.6% of their 2021 base salaries, respectively.

Deferred Compensation Plan. Blue Foundry Bank has entered into an Executive Deferred Compensation Agreement with Mr. Nesci (the “Deferred Compensation Agreement”). Under the Deferred Compensation Agreement, each year Blue Foundry Bank will credit a contribution of at least $50,000 to an account for the benefit of Mr. Nesci. The amounts credited to the account will earn an annual rate interest equal to the Prime Rate (as reported in the Wall Street Journal on the first business day of the year) plus two percent (2%), compounded monthly. The Board of Directors may, in its discretion, change the rate used to credit interest on the account from time to time. Mr. Nesci is always 100% vested in his account under the Deferred Compensation Agreement. Mr. Nesci generally will become entitled to a lump sum distribution of his account under the plan within 30 days following a separation from service. If Mr. Nesci dies prior to receiving a distribution from the plan, his beneficiary will be entitled to receive the account balance in a single lump sum payment. In certain situations that would constitute an unforeseeable emergency, Mr. Nesci may be entitled to receive an in-service distribution of a portion of his account under the Deferred Compensation Agreement.

401(k) Plan. Blue Foundry Bank maintains the Blue Foundry Bank 401(k) Plan, a tax-qualified defined contribution plan for eligible employees (the “401(k) Plan”). The named executive officers are eligible to participate in the 401(k) Plan on the same terms as other eligible employees of Blue Foundry Bank. Eligible employees who are at least 18 years of age will become participants for purposes of making elective deferrals and receiving safe-harbor matching contributions as of the first day of the first month following the date they begin employment with Blue Foundry Bank.

Under the 401(k) Plan, a participant may elect to defer, on a pre-tax basis, the maximum amount of compensation permitted by the Internal Revenue Code. For 2021, the salary deferral contribution limit was $19,500, provided, however, that a participant over age 50 may contribute an additional $6,500 to the 401(k) Plan for a total of $26,000. In addition to salary deferral contributions, Blue Foundry Bank makes safe harbor matching contributions equal to 100% of a participant’s salary deferrals, up to 4% of the participant’s compensation, and 50% of a participant’s salary deferrals that exceed 4% but do not exceed 6% of the participant’s compensation. A participant is always 100% vested in his or her salary deferral contributions and safe-harbor matching contributions.

Blue Foundry Bank may also make other discretionary matching contributions and other discretionary employer contributions to the 401(k) Plan, including profit sharing contributions, which vest based on a participant’s years of service at the rate of 0% through three years of service and 100% after completing three years of service. Eligible employees must be 18 years of age and complete 12 months of service (in which they complete at least 1,000 hours of service) to receive profit sharing contributions under the 401(k) Plan.

Generally, unless the participant elects otherwise, the participant’s account balance will be distributed as a result of the participant’s termination of employment. Blue Foundry Bank allowed participants in the 401(k) plan to use up to 50% of their account balances in the 401(k) Plan to subscribe for stock in the offering. Expense recognized in connection with the 401(k) Plan totaled approximately $514 thousand for the fiscal year ended December 31, 2021.

Defined Benefit Pension Plan. Blue Foundry Bank participates in a multiple employer defined benefit pension plan (the “Pension Plan”). Effective as of May 1, 2020, the plan was amended so that no new employees would become eligible to participate in the plan and the annual benefit provided to employees under the Pension Plan was frozen. Freezing the Pension Plan eliminated all future benefit accruals; however, the accrued benefits as of December 31, 2020, remain. The Company elected to withdraw from the Pentegra DB Plan in August 2021, and recognized an $11.2 million expense associated with the exit from the plan. The withdrawal was completed on December 1, 2021.

Employee Stock Ownership Plan. In connection with the conversion and related stock offering, Blue Foundry Bank adopted an ESOP for eligible employees. The named executive officers are eligible to participate in the ESOP on the same terms as other eligible employees. Eligible employees begin participation in the ESOP upon the first entry date commencing on or after the eligible employee’s completion of one year of service and attainment of age 18.

The ESOP trustee purchased, on behalf of the ESOP, 8.0% of the total number of shares of Blue Foundry Bancorp common stock issued in the conversion and related stock offering, or 2,281,800 shares. The ESOP funded its stock purchase with a loan from Blue Foundry Bancorp equal to the aggregate purchase price of the common stock. The trustee repays the loan principally through Blue Foundry Bank’s contributions to the ESOP and any dividends payable on common stock held by the ESOP over the anticipated 25-year term of the loan. The interest rate for the ESOP loan is a fixed rate of 3.25%, which was the prime rate, as published in The Wall Street Journal, on the closing date of the stock offering.

The trustee holds the shares purchased by the ESOP in an unallocated suspense account, and shares will be released from the suspense account on a pro-rata basis as the trustee repays the loan. The trustee allocates the shares released among participants’ accounts on the basis of each participant’s proportional share of compensation relative to all participants. Participants vest in his or her account balance based on his or her years of service with the bank, at the rate of 20% per year though the first five years of service, so that the participant will be 100% vested after completing five years of service. Participants who were employed by Blue Foundry Bank immediately prior to the closing of the stock offering received credit for vesting purposes for years of service prior to adoption of the ESOP. Participants also will automatically become fully vested upon attainment of their normal retirement age (age 65), death or disability, a change in control, or termination of the ESOP. Generally, participants will receive distributions from the ESOP upon terminating employment in accordance with the terms of the plan document. The ESOP reallocates any unvested shares forfeited upon a participant’s termination of employment among the remaining participants.

The ESOP permits participants to direct the trustee as to how to vote the shares of common stock allocated to their accounts. The trustee votes unallocated shares and allocated shares for which participants do not timely provide instructions on any matter in the same ratio as those shares for which participants provide timely instructions, subject to fulfillment of the trustee’s fiduciary responsibilities.

Under applicable accounting requirements, Blue Foundry Bank records compensation expense for the ESOP at the fair market value of the shares as they are committed to be released from the unallocated suspense account, which may be more or less than the original issue price. The compensation expense resulting from the release of the common stock from the suspense account and allocation to the accounts of plan participants results in a corresponding reduction in the earnings of Blue Foundry Bancorp. Expense recognized in connection with the ESOP Plan totaled approximately $1.3 million for the fiscal year ended December 31, 2021.

Directors’ Compensation

The following table sets forth for the year ended December 31, 2021 certain information as to the total remuneration we paid to our directors other than James D. Nesci:

Directors Compensation Table for the Year Ended December 31, 2021
	Fees Earned or Paid in Cash	All Other Compensation	Total
Name	($)	($) (1)	($)
J. Christopher Ely	81,000	—	81,000
Kenneth Grimbilas	98,500	1,055	99,555
Robert T. Goldstein	72,000	—	72,000
Patrick H. Kinzler	75,000	—	75,000
Mirella Lang	71,750	—	71,750
Margaret Letsche	75,000	—	75,000
Jonathan M. Shaw	75,500	—	75,500

(1)	Represents payments of medical premiums on behalf of Mr. Grimbilas.

Director Fees
Directors currently receive a base annual retainer of $51,000. In addition, the Chairman of the Board receives an additional annual retainer of $15,000. The Chairs of the Audit Committee, Nominating/Governance Committee, Compensation Committee, Risk Committee and Strategy Committee receive additional annual retainers of $20,000, $11,500, $12,000, $13,500 and $11,000, respectively. Members of the Audit Committee, Nominating/Governance Committee, Compensation Committee, Risk Committee and Strategy Committee receive additional annual retainers of $10,500, $6,000, $7,000, $6,000 and $3,000, respectively.

Each person who serves as a director of Blue Foundry Bancorp will also serve as a director of Blue Foundry Bank and earns a fee in their capacity as a board member of Blue Foundry Bank.

Director Emeritus Plan

Blue Foundry Bank maintains separate Restated Director Retirement Plans with Messrs. Ely and Grimbilas. Under the plans, if a director retires after having attained age 70 and completing ten years of continuous service, he will receive a monthly benefit equal to the monthly base board fee the director was receiving prior to terminating service with the board of directors. The benefit will be paid for the greater of the director’s life or five years, provided, however, that if the director dies within five years of terminating service with the board of directors, his beneficiary will continue to receive the monthly payments until the end of the five-year period. The director will be entitled to the same benefit if he terminates service on account of becoming disabled if he has completed ten years of continuous service.

Director Retirement Plan II

Blue Foundry Bank maintains the Boiling Springs Savings Bank Director Retirement Plan II for eligible directors (i.e., a “participant”) who are not grandfathered under the Director Emeritus Plan. Under the Director Retirement Plan, a participant who terminates service after completing ten years of continuous service on the Board of Directors (other than on account of disability, death or a change in control) will receive an annual benefit equal to $25,000 (paid in substantially monthly installments, for ten years). Blue Foundry Bank will begin making the payments to the participant on the first business day of the month following the later of (i) the day the participant attains age 70 or (ii) the day the participant terminates service. If the participant terminates service on account of disability prior to attaining age 70 but after having completed ten continuous years of service, he or she will receive the same benefit described above, except that the payments will start on the first business day of the month following the participant’s termination of service. If a participant experiences a termination of service within two years following a change in control, the participant will receive the present value of the benefit described above paid in a lump sum within thirty days following the participant’s termination of service. In addition, any participant (or beneficiary) who is in pay status at the time of a change in control will receive a lump sum payment of their remaining benefit within thirty days following the change in control. If a participant dies while in active service after having completed ten years of service his or her beneficiary will receive the present value of the normal retirement benefit within thirty days of the participant’s death. If a participant has completed ten years of continuous service and dies after terminating service but prior to attaining age 70 (and before beginning to receive benefit payments), his or her beneficiary will receive the same death benefit described above for participants who die while in service after having completed ten years of service. If a participant dies while receiving benefits, his or her beneficiary will receive the present value of the remaining benefits in a lump sum within thirty days of the participant’s death. Currently, Messrs. Goldstein, Kinzler and Shaw and Ms. Letsche have been designated as eligible directors to participate in the Director Retirement Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as March 7, 2022, regarding certain beneficial owners of shares of the Company’s common stock, including information regarding persons and entities known to the Company to be the beneficial owner of more than 5% of the Company’s issued and outstanding common stock and information regarding each director, named executive officer and all directors and executive officers of the Company as a group.

Name of Beneficial Owner	Shares Beneficially Owned		Percent of All Common Stock Outstanding
5% Owners (including address):
BlackRock, Inc.	1,936,720	(1)	6.80%
55 East 52nd Street
New York, New York 10055

The Vanguard Group	1,494,082	(2)	5.24%
100 Vanguard Blvd.
Malvern, PA 19355

Blue Foundry Bank Employee Stock Ownership Plan Trust	2,281,800	(3)	8.00%
Trustee: Pentegra Trust Company
C/o Pentegra Services, Inc.
2 Enterprise Drive, Suite 408
Shelton, Connecticut 06484

T. Rowe Price Associates, Inc.	2,330,210	(4)	8.10%
100 E. Pratt Street
Baltimore, MD 21202

(1)	Based on information contained in a Schedule 13G filed with the SEC on February 4, 2022
(2)	Based on information contained in a Schedule 13G filed with the SEC on February 9, 2022
(3)	Based on information contained in a Schedule 13G filed with the SEC on February 11, 2022
(4)	Based on information contained in a Schedule 13G filed with the SEC on February 14, 2022

Name of Beneficial Owner	Shares Beneficially Owned		Percent of All Common Stock Outstanding (1)
Directors:
James D. Nesci	41,582	(2)	*
Patrick H. Kinzler	18,578	(3)	*
Mirella Lang	5,765		*
J. Christopher Ely	25,366	(4)	*
Robert T. Goldstein	27,887	(5)	*
Kenneth Grimbilas	40,000	(6)	*
Jonathan M. Shaw	23,454	(7)	*
Margaret Letsche	19,894		*
Named Executive Officers:
Elizabeth Miller	23,151	(8)	*
Brent Michael Ciurlino	11,000	(9)	*
All directors and executive officers as a group (10 persons)	236,677		*

•Less than 1%

(1)	Based on 28,522,500 shares outstanding as of March 7, 2022.
(2)	Includes 8,500 shares held in our 401(k) Plan.
(3)	Includes 7,202 shares held in individual retirement accounts.
(4)	Includes 10,366 shares held in an individual retirement account.
(5)	Includes 27,887 shares held in a 401(k) Plan.
(6)	Includes 40,000 shares held in an individual retirement account.
(7)	Includes 14,238 shares held in an individual retirement account, 9,100 shares held by his spouse’s individual retirement account and 116 shares held as custodian for his child.
(8)	Includes 17,500 shares held in our 401(k) Plan.
(9)	Includes 2,000 shares held in our 401(k) Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

The board of directors has determined that, except for Mr. Nesci, each member of the board of directors is an “independent director” as defined in the Nasdaq listing rules. Mr. Nesci is not considered independent because he is the President and Chief Executive Officer of the Company. In evaluating the independence of our independent directors, we found no transactions between us and our independent directors that are not required to be reported under “—Transactions with Certain Related Persons,” below, and that had an impact on our determination as to the independence of our directors.

Transactions with Certain Related Persons

All transactions between the Company and its executive officers, directors, holders of 10% or more of the shares of its common stock and affiliates thereof, are on terms no less favorable to the Company than could have been obtained by it in arms-length negotiations with unaffiliated persons. Such transactions must be approved by a majority of the independent directors of the Company not having any interest in the transaction. In the ordinary course of business, the Bank makes loans available to its directors, officers and employees. The aggregate amount of our outstanding loans to our officers and directors and their related entities was approximately $54 thousand at December 31, 2021. These loans are made in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable loans with persons not related to the Bank. These loans neither involve more than the normal risk of collectability nor present other unfavorable features.

Procedures Governing Related Persons Transactions

The Company maintains a Policy and Procedures Governing Related Person Transactions, which is a written set of procedures for the review and approval of transactions involving related persons. Under these procedures, related persons consist of directors, director nominees, executive officers, persons or entities known to us to be the beneficial owner of more than 5% of any outstanding class of the voting securities of the Company or immediate family members or certain affiliated entities of any of the foregoing persons.

Transactions covered by the procedures consist of any financial transaction, arrangement or relationship or series of similar transactions, arrangements or relationships, in which:

•the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year;
•the Company is, will, or may be expected to be a participant; and
•any related person has or will have a direct or indirect material interest.
•The procedures exclude certain transactions, including:
•any compensation paid to an executive officer of the Company if the Compensation Committee of the Board approved (or recommended that the Board approve) such compensation;
•any compensation paid to a director of the Company if the Board or an authorized committee of the Board of Directors approved such compensation; and
•any transaction with a related person involving consumer and investor financial products and services proved in the ordinary course of the Company’s business and on substantially the same terms as those prevailing at the time for comparable services provided to persons unrelated to the Company, or to the Company’s employees on a broad basis (and, in the case of loans, in compliance with the Sarbanes-Oxley Act of 2002).

Related person transactions will be reviewed by the Audit Committee. In connection with its review, the Audit Committee will consider all relevant factors, including:

•whether the terms of the proposed transaction are at least as favorable to the Company as those that might be achieved with an unaffiliated third party;
•the size of the transaction and the amount of consideration payable to the related person;
•the nature of the interest of the related person;
•whether the transaction may involve a conflict of interest as defined in the Company’s Code of Ethics and Business Conduct; and
•whether the transaction involves the provision of goods and services to the Company that are available and from unaffiliated third parties.

For each periodic review of related persons transactions, the Audit Committee will determine if the transactions were fair, reasonable, and within Company policy and will recommend to the disinterested members of the Board of Directors that they should be ratified and approved or make such other recommendation to the Board of Directors as the Audit Committee deems appropriate. If any transaction recommended for ratification and approval by the Audit Committee is not ratified and approved by the Board of Directors, the Secretary of the Audit Committee will provide a report to the Audit Committee setting forth information about the Board’s actions.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our independent registered public accounting firm is Crowe LLP, New York, New York, Auditor Firm ID: 173.

Set forth below is certain information concerning aggregate fees for professional services rendered by Crowe LLP (“Crowe”) during fiscal years 2021 and 2020.

Audit Fees. The aggregate fees billed to the Company by Crowe for professional services rendered for the audit of the Company’s annual consolidated financial statements, review of the consolidated financial statements included in the Company’s annual report on Form 10-K and services that are normally provided by Crowe in connection with statutory and regulatory filings and engagements were $682 thousand and $585 thousand during fiscal 2021 and 2020, respectively.

Audit Related Fees. There were no aggregate fees billed to the Company by Crowe for assurance and related services rendered that are reasonably related to the performance of the audit of and review of the consolidated financial statements during fiscal 2021 and 2020, respectively.

Tax Fees. The were no aggregate fees billed to the Company by Crowe for professional services rendered for tax compliance during fiscal 2021 and 2020, respectively.

Other Fees. The aggregate fees billed to the Company by Crowe for other professional services rendered during fiscal 2021 were $25 thousand. There were no aggregate fees billed to the Company by Crowe for other professional services rendered during fiscal 2020.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Registered Public Accountants

The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by the independent registered public accountants. These services may include audit services, audit-related services, tax services and other services. Pre-approval is provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. The Audit Committee has delegated pre-approval authority to its Chair when necessary, with subsequent reporting to the Audit Committee. The independent registered public accountants and management are required to report to the Audit Committee quarterly regarding the extent of services provided by the independent registered public accountants in accordance with this pre-approval policy, and the fees for the services performed to date.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are either filed as part of this report or are incorporated herein by reference:

(a)(1) Financial Statements
The following financial statements are included under Part II, Item 8 of this report:
1. Report of Independent Registered Public Accounting Firm.
2. Consolidated Statements of Financial Condition as of December 31, 2021 and 2020.
3. Consolidated Statements of Operations for the Fiscal Years Ended December 31, 2021 and 2020.
4. Consolidated Statements of Comprehensive Income for the Fiscal Years ended December 31, 2021 and 2020.
5. Consolidated Statements of Changes in Stockholders’ Equity for the Fiscal Years Ended December 31, 2021 and 2020.
6. Consolidated Statements of Cash Flows for the Fiscal Years Ended December 31, 2021 and 2020.
7. Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules
No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.

(a)(3) Exhibits

3.1	Certificate of Incorporation of Blue Foundry Bancorp (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-254079)
3.2	Bylaws of Blue Foundry Bancorp (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-254079)
4	Form of Common Stock Certificate of Blue Foundry Bancorp (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-254079)
4.2	Description of Blue Foundry Bancorp’s Securities
21	Subsidiaries of Blue Foundry Bancorp (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-254079)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from the Company’s Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Financial Condition; (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE FOUNDRY BANCORP

Dated:	March 14, 2022	By:	/s/ James D. Nesci
James D. Nesci
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

By:	/s/ James D. Nesci	By:	/s/ Alex Agnoletto
	James D. Nesci		Alex Agnoletto
	Chief Executive Officer		Interim-Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial Officer)
Dated:	March 14, 2022	Dated:	March 14, 2022

By:	/s/ Patrick H. Kinzler	By:	/s/ J. Christopher Ely
	Director		Director
Dated:	March 14, 2022	Dated:	March 14, 2022

By:	/s/ Robert T. Goldstein	By:	/s/ Kenneth Grimbilas
	Director		Director
Dated:	March 14, 2022	Dated:	March 14, 2022

By:	/s/ Jonathan M. Shaw	By:	/s/ Margaret Letsche
	Director		Director
Dated:	March 14, 2022	Dated:	March 14, 2022

By:	/s/ Mirella Lang
Director
Dated:	March 14, 2022