Form 10-Q
period 2022-03-31
Blue Foundry Bancorp
filed 2022-05-13
CIK 1846017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

As of May 6, 2022 the registrant had 28,522,500 shares of common stock, par value $0.01 per share, issued and outstanding.

BLUE FOUNDRY BANCORP
FORM 10-Q

Part I Financial Information

ITEM 1. FINANCIAL STATEMENTS

BLUE FOUNDRY BANCORP
Consolidated Statements of Financial Condition
(Unaudited)

	March 31, 2022	December 31, 2021

	(In thousands)
ASSETS
Cash and cash equivalents	$101,562	$193,446
Securities available for sale, at fair value	375,614	324,892
Securities held to maturity (fair value of $27,993 at March 31, 2022 and $22,849 at December 31, 2021)	29,838	23,281
Restricted stock, at cost	10,182	10,182
Loans receivable, net of allowance of $13,465 at March 31, 2022 and $14,425 at December 31, 2021	1,328,021	1,273,184
Interest and dividends receivable	5,780	5,372
Premises and equipment, net	28,130	28,126
Right-of-use assets	24,811	25,457
Bank owned life insurance	21,776	21,662
Other assets	12,441	8,609
Total assets	$1,938,155	$1,914,211

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	$1,283,022	$1,247,040
Advances from the Federal Home Loan Bank	185,500	185,500
Advances by borrowers for taxes and insurance	9,840	9,582
Lease liabilities	26,083	26,696
Other liabilities	13,496	15,922
Total liabilities	1,517,941	1,484,740

Shareholders’ equity
Common stock $0.01 par value; 70,000,000 shares authorized; 28,522,500 shares issued and outstanding	285	285
Additional paid-in capital	282,100	282,006
Retained earnings	170,010	169,457
Unallocated common shares held by ESOP	(21,677)	(21,905)
Accumulated other comprehensive loss	(10,504)	(372)
Total shareholders’ equity	420,214	429,471
Total liabilities and shareholders’ equity	$1,938,155	$1,914,211

See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2022	2021

	(Dollars in thousands)
Interest income:
Loans	$11,656	$12,262
Taxable investment income	1,817	1,545
Non-taxable investment income	121	135
Total interest income	13,594	13,942
Interest expense:
Deposits	882	2,818
Borrowed funds	773	1,525
Total interest expense	1,655	4,343
Net interest income	11,939	9,599
Recovery of provision for loan losses	(952)	(808)
Net interest income after (recovery of) provision for loan losses	12,891	10,407
Non-interest income:
Fees and service charges	800	526
Other	127	140
Total non-interest income	927	666
Non-interest expense:
Compensation and employee benefits	6,924	6,021
Occupancy and equipment	1,881	1,953
Loss on assets held for sale	—	21
Data processing	1,478	1,767
Advertising	519	470
Professional services	1,291	1,397
Directors fees	136	140
Recovery of provision for commitment and letters of credit	(170)	(231)
Federal deposit insurance	78	125
Other	1,079	706
Total non-interest expenses	13,216	12,369
Income (loss) before income tax expense (benefit)	602	(1,296)
Income tax expense (benefit)	49	(551)
Net income (loss)	$553	$(745)
Basic and diluted earnings per share	$0.02	n/a
Weighted average shares outstanding	26,343,508	n/a

See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP
Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
	2022	2021

	(In thousands)
Net income (loss)	$553	$(745)
Other comprehensive (loss) income, net of tax (1):
Unrealized loss on securities available for sale:
Unrealized loss arising during the period	(15,739)	(2,754)

Unrealized gain on cash flow hedge:
Reclassification adjustment for losses included in net income	322	243
Unrealized gain arising during the period	5,237	3,071
	5,559	3,314
Defined benefit plans:
Reclassification adjustment for amortization of:
Net actuarial loss	48	37
	48	37

Total other comprehensive (loss) income, net of tax (1):	(10,132)	597
Comprehensive loss	$(9,579)	$(148)
(1) The 2022 period tax is inclusive of a deferred tax valuation allowance.

See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP
Consolidated Statements of Changes in Shareholders’ Equity
Three Months Ended March 31, 2022 and 2021
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unallocated Common Stock Held by ESOP	Total Shareholders’ Equity

	(In thousands)
Balance at January 1, 2021	$10	$822	$205,799	$(1,031)	$—	$205,600
Net loss	—	—	(745)	—	—	(745)
Other comprehensive income	—	—	—	597	—	597
Balance at March 31, 2021	$10	$822	$205,054	$(434)	$—	$205,452

Balance at January 1, 2022	$285	$282,006	169,457	$(372)	$(21,905)	$429,471
Net income	—	—	553	—	—	553
Other comprehensive loss	—	—	—	(10,132)	—	(10,132)
ESOP shares committed to be released (22,818 shares)	—	94	—	—	228	322
Balance at March 31, 2022	$285	$282,100	$170,010	$(10,504)	$(21,677)	$420,214

See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2022	2021

	(In thousands)
Cash flows from operating activities
Net income (loss)	$553	$(745)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization of premises and equipment	633	600
Change in right-of-use asset	646	799
(Accretion) amortization of: Deferred loan fees, costs, and discounts, net	(131)	53
Premiums and discounts on securities	299	112
Deferred income tax benefit	49	—
Recovery of provision for loan losses	(952)	(808)
Loss on assets held for sale	—	21
Increase in BOLI cash surrender value	(114)	(116)
ESOP expense	322	—
Increase in interest and dividends receivable	(408)	(184)
Decrease in other assets	219	689
(Decrease) increase in other liabilities	(868)	1,832
Change in lease liability	(614)	(483)
Net cash (used in) provided by operating activities	(366)	1,770

Cash flows from investing activities
Net increase in loans	(8,716)	(13,690)
Purchases of residential mortgage loans	(45,039)	—
Purchases of securities available for sale	(80,039)	(59,609)
Purchases of securities held to maturity	(6,600)	—
Proceeds from sales and calls of securities available for sale	—	1,704
Principal payments and maturities on securities available for sale	13,272	24,279
Redemption of Federal Home Loan Bank stock	—	225
Purchases of premises and equipment	(636)	(3,518)
Net cash used in investing activities	(127,758)	(50,609)

Cash flows from financing activities
Net increase in deposits	35,983	29,644
Proceeds from advances from Federal Home Loan Bank	109,000	182,800
Repayments of advances from Federal Home Loan Bank	(109,000)	(187,800)
Net increase (decrease) in advances by borrowers for taxes and insurance	257	(116)
Net cash provided by financing activities	36,240	24,528
Net decrease in cash and cash equivalents	(91,884)	(24,311)
Cash and cash equivalents at beginning of period	193,446	316,445
Cash and cash equivalents at end of period	$101,562	$292,134

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$1,652	$4,335
Income taxes	—	—

See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of Blue Foundry Bancorp (the “Company”), and its wholly owned subsidiary, Blue Foundry Bank (the “Bank”), and the Bank’s wholly owned subsidiaries, Blue Foundry Service Corp., Rutherford Center Development Corp., and Blue Foundry Investment Company (collectively, the “Company”). All intercompany accounts and transactions have been eliminated in consolidation. Blue Foundry Bancorp owns 100% of the common stock of Blue Foundry Bank.

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

Basis of Financial Statement Presentation: The consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles. Certain information and note disclosures usually included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for the preparation of the Quarterly Reports on Form 10-Q and with Regulation S-X. The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and revenues and expenses for the period. Actual results could differ from those estimates. Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net income or shareholders’ equity. The results of operations and other data presented for the three months ended March 31, 2022 are not necessarily indicative of the results of operations that may be expected for subsequent periods or the full year results. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed on March 14, 2022.

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

Principal and interest payments received on non-accrual loans for which the remaining principal balance is not deemed collectible are applied as a reduction to principal and interest income is not recognized. If the principal balance on the loan is later deemed collectible and the loan is returned to accrual status, any interest payments that were applied to principal while on non-accrual are recorded as an unearned discount on the loan, classified as deferred fees, costs and discounts, and are recognized into interest income using the level-yield method over the remaining contractual life of the individual loan, adjusted for actual prepayments.

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable and reasonably estimable incurred credit losses in the loan portfolio as of the balance sheet date. Loan losses are charged against the allowance when management believes the loan balance, or portions thereof, are uncollectible. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required for all portfolio segments using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

The allowance consists of individually evaluated and collectively evaluated components. The individually evaluated component of the allowance relates to loans that are individually classified as impaired. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans for which the terms have been modified resulting in a concession and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.

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

Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance (generally $400,000 or less) homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment. Impaired loans also include all nonaccrual non-residential, multifamily and construction loans, and troubled debt restructurings.

Troubled debt restructured loans are those loans whose terms have been modified such that a concession has been granted because the borrower is experiencing financial difficulties. Modifications could include extension of the terms of the loan, reduced interest rates, and forgiveness of accrued interest and/or principal. Once an obligation has been classified a troubled debt restructuring, it continues to be considered a troubled debt restructuring and is individually evaluated for impairment until paid in full. For a cash flow dependent loan, the Company records an impairment charge equal to the difference between the present value of the estimated future cash flows under the restructured terms discounted at the loan’s original effective interest rate, and the original loan’s carrying amount. For a collateral dependent loan, the Company records an impairment when the current estimated fair value, net of estimated costs to sell when necessary, of the property that collateralizes the impaired loan is less than the recorded investment in the loan.

The collectively evaluated component of the allowance covers non impaired loans and is based on historical loss experience adjusted for current qualitative factors. The historical loss experience is a quantitative factor determined by portfolio segment and is based on the actual loss history experienced by the Company. The qualitative factors include consideration of the following:

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

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

•Changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans.
•Changes in the quality of the institution's loan review system
•Changes in the value of underlying collateral for collateral-dependent loans
•The existence and effect of any concentrations of credit, and changes in the level of such concentrations
•The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the institution's existing portfolio

The loan portfolio is categorized according to collateral type, loan purpose, lien position, or borrower type (i.e., commercial, consumer). The categories used include residential one-to-four family, multifamily, non-residential, construction, junior liens, commercial and industrial (includes Paycheck Protection Program, or “PPP”, loans), and consumer and other.

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

Comprehensive Income (Loss): Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on both securities available for sale and derivatives, net of the related tax effect adjusted for deferred tax valuation allowances. Also included are changes in the unfunded status of the Company’s defined benefit plans, net of the related tax effect, which are recognized as separate components of shareholders’ equity.

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

Segment Reporting: The Company operates as a single operating segment for financial reporting purposes.

Adoption of New Accounting Standards: No new accounting standards were adopted during the three months ended March 31, 2022.

Accounting Standards Not Yet Adopted: As an “emerging growth company” as defined in Title 1 of the Jumpstart Our Business Startups (JOBS) Act prior to December 31, 2019, the Company elected to use the extended transition period to delay the adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements were made applicable to private companies.

The FASB issued, but the Company has not yet adopted, ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” to replace the incurred loss model for loans and other financial assets with an expected loss models, which is referred to as the current expected credit loss (“CECL”) model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized costs, including loan receivables and held-to maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in certain leases recognized by a lessor. In addition, the amendments in Topic 326 require credit losses on available-for-sale securities to be presented as a valuation

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

allowance rather than a direct write-down on the basis of the securities. The Company is required to adopt this standard by January 1, 2023.

The change from an incurred loss model to an expected loss model represents a fundamental shift from existing GAAP and may result in a material increase to the Company's accounting for credit losses on financial instruments. To prepare for implementation of the new standard the Company has established a cross functional steering committee comprised of members from different disciplines including finance, credit, risk management, internal audit, and operations, among others. The Company has also engaged a third-party consultant to assist with model development, data governance and operational controls to support the adoption of this ASU. A detailed implementation plan has been developed which includes assessing the processes, portfolio segmentation, model development and validation, and system requirements and resources needed. The Company has begun to evaluate the effect that this Update will have on its financial statements and related disclosures. The Company expects the new credit models will include additional assumptions used to calculate credit losses over the estimated life of the financial assets and will include the impact of forecasted macroeconomic conditions. The Company has a system provider for modeling. During 2022, the Company will be focused on model validations as well as the development of processes and related controls. The Company expects to begin parallel runs starting in the second quarter of 2022. The Company is unable to reasonably estimate the impact of adopting this ASU at this time as it will be dependent upon our loan and securities portfolio composition and credit quality at the adoption date, as well as economic conditions and forecasts at that time. Upon adoption, any impact to the allowance for credit losses will have an impact on retained earnings.

In November 2019, FASB issued ASU 2019-11, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses." ASU 2019-11 was issued to address issues raised by stakeholders during the implementation of ASU 2016-13. ASU 2019-11 provides transition relief when adjusting the effective interest rate for troubled debt restructurings ("TDRs") that exist as of the adoption date, extends the disclosure relief in ASU 2019-04 to disclose accrued interest receivable balances separately from the amortized cost basis to additional disclosures involving amortized cost basis, and provides clarification regarding application of the guidance in paragraph 326-20-35-6 for financial assets secured by collateral maintenance provisions that provides a practical expedient to measure the estimate of expected credit losses by comparing the amortized cost basis of a financial asset and the fair value of collateral securing the financial asset as of the reporting date. The effective date and transition requirements for the amendment are the same as the effective date and transition requirements in ASU 2016-13.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. The amendments provide expedients and exceptions for applying GAAP to contracts or hedging relationships affected by the discontinuance of LIBOR as a benchmark rate to alleviate the burden and cost of such modifications. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The amendments also provide a one-time election to sell and/or transfer debt securities classified as held to maturity that reference a rate affected by reference rate reform. The update is in effect for a limited time from March 12, 2020 through December 31, 2022. The Company continues to evaluate its financial instruments indexed to USDLIBOR for which Topic 848 provides expedients, exceptions and elections. The Company is monitoring and developing transition plans to address potential revisions to documentation, as well as customer management and communication, internal training, financial, operational and risk management implications, and legal and contract management. The Company continues to assess the expected impact of LIBOR cessation on the Company’s Consolidated Financial Statements.

In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848): Scope”. The update specifically addresses whether Topic 848 applies to derivative instruments that do not reference a rate that is expected to be discontinued but that instead use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform, commonly referred to as the “discounting transition.” This ASU extends certain optional expedients provided in Topic 848 to contract modifications and derivatives affected by the discounting transition. The amendments in ASU 2021-01 may be applied under a retrospective approach as of any date from the beginning of an interim period that includes or is after March 12, 2020 or

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

prospectively to new modifications made on or after any date within the interim period including January 7, 2021. The update is in effect for a limited time from March 12, 2020 through December 31, 2022. The update is not expected to have a material impact on the Company’s Consolidated Financial Statements.

NOTE 2 – SECURITIES

The amortized cost of securities available for sale and their estimated fair values at March 31, 2022 and December 31, 2021 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(In thousands)
March 31, 2022
Available for sale
U.S. Treasury Note	$46,939	$—	$(1,666)	$45,273
Corporate Bonds	86,560	415	(1,749)	85,226
U.S. Government agency obligations	22,885	23	(544)	22,364
Obligations issued by U.S. states and their political subdivisions	19,115	293	(210)	19,198
Mortgage-backed securities: Residential one-to-four family	178,941	5	(10,607)	168,339
Multifamily	29,604	36	(427)	29,213
Asset-backed securities	6,269	—	(268)	6,001
Total available-for-sale	$390,313	$772	$(15,471)	$375,614

December 31, 2021
Available for sale
U.S. Treasury Note	$36,933	$4	$(105)	$36,832
Corporate Bonds	86,118	1,791	(290)	87,619
U.S. Government agency obligations	23,462	46	(179)	23,329
Obligations issued by U.S. states and their political subdivisions	19,172	1,152	—	20,324
Mortgage-backed securities: Residential one-to-four family	116,166	140	(1,905)	114,401
Multifamily	35,412	598	(94)	35,916
Asset-backed securities	6,538	3	(70)	6,471
Total available-for-sale	$323,801	$3,734	$(2,643)	$324,892

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost of securities held-to-maturity and their estimated fair values at March 31, 2022 and December 31, 2021, are as follows:

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value

	(In thousands)
March 31, 2022
Held-to-maturity
Asset-backed securities	$15,238	$—	$(1,306)	$13,932
Corporate bonds	14,600	1	(540)	14,061
Total held-to-maturity	$29,838	$1	$(1,846)	$27,993

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value

	(In thousands)
December 31, 2021
Held-to-maturity
Corporate bonds	$8,000	$—	$(59)	$7,941
Asset-backed securities	15,281	—	(373)	14,908
Total Held-to-maturity	$23,281	$—	$(432)	$22,849

There were no available for sale securities called or sold during the three months ended March 31, 2022. During the three months ended March 31, 2021, proceeds from sales and calls of securities available for sale totaled $1.7 million, resulting in no gain or loss realized.

There were no other-than-temporary impairment (“OTTI”) charges for the three months ended March 31, 2022 or March 31, 2021, respectively.

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair value of debt securities are shown below by contractual maturity. Expected maturities on mortgage-backed securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. Securities not due at a single maturity are shown separately.

	March 31, 2022
	Amortized Cost	Estimated Fair Value

	(In thousands)
Available-for-sale
Due in one year or less	$5,420	$5,440
Due from one year to five years	97,836	95,474
Due from five to ten years	55,726	54,965
Due after ten years	16,517	16,182
Mortgage-backed and asset-backed securities	214,814	203,553
Total	$390,313	$375,614

Held-to-maturity
Due from one year to five years	$6,058	$5,594
Due from five to ten years	21,780	20,410
Due after ten years	2,000	1,989
Total	$29,838	$27,993

The following tables summarize available-for-sale securities with unrealized losses at March 31, 2022 and December 31, 2021, aggregated by major security type and length of time in a continuous loss position.

	Less than 12 Months		12 Months or More		Total
	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value

	(In thousands)
March 31, 2022
Available for sale
U.S. Treasury Note	$(1,083)	$38,949	$(583)	$6,324	$(1,666)	$45,273
Corporate Bonds	(1,381)	45,434	(368)	4,988	(1,749)	50,422
U.S. Government agency obligations	(356)	9,643	(188)	7,419	(544)	17,062
Obligations issued by U.S. states and their political subdivisions	(210)	2,925	—	—	(210)	2,925
Mortgage-backed securities:
Residential one-to-four family	(6,795)	129,328	(3,812)	38,897	(10,607)	168,225
Multifamily	(304)	12,654	(124)	784	(427)	13,438
Asset-backed securities	(139)	4,601	(128)	1,400	(268)	6,001
Total available-for-sale	$(10,268)	$243,534	$(5,203)	$59,812	$(15,471)	$303,346

December 31, 2021
Available for sale
U.S. Treasury Note	$(105)	$16,814	$—	$—	$(105)	$16,814
Corporate Bonds	(290)	17,183	—	—	(290)	17,183
U.S. Government agency obligations	(49)	9,951	(130)	7,980	(179)	17,931
Mortgage-backed securities:
Residential one-to-four family	(1,761)	104,805	(144)	3,009	(1,905)	107,814
Multifamily	—	—	(94)	910	(94)	910
Asset-backed securities	(70)	4,458	—	—	(70)	4,458
Total available-for-sale	$(2,275)	$153,211	$(368)	$11,899	$(2,643)	$165,110

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The number of available for sale securities in an unrealized loss position at March 31, 2022 totaled 84, compared with 44 at December 31, 2021. The increase in the number of securities in an unrealized loss position at March 31, 2022 was due to higher current market interest rates compared to rates at December 31, 2021. Of the 84 available for sale securities in an unrealized loss position at March 31, 2022, 59 are comprised of U.S. Government agency obligations, Treasury notes, and mortgage-backed securities. These securities were all issued by U.S. Government-sponsored entities and agencies, which the government has affirmed its commitment to support. There were also three municipal bonds, 18 investment grade corporate bonds and four asset-backed securities in an unrealized loss position. The Company does not consider these securities to be other-than-temporarily impaired due to the decline in fair value being attributable to changes in interest rates and liquidity, not credit quality. The Company also does not intend to sell these securities, nor does it foresee being required to sell them before the anticipated recovery (maturity).

The Company did not have any held to maturity securities in an unrecognized loss position for more than twelve months at March 31, 2022 and December 31, 2021. The number of held to maturity securities in an unrealized loss position at March 31, 2022 totaled eight, compared with four at December 31, 2021. The increase in the number of securities in an unrealized loss position at March 31, 2022, was due to higher current market interest rates compared to rates at December 31, 2021. At March 31, 2022, held to maturity securities in an aggregate unrecognized loss position for less than twelve months included two asset-backed securities with total fair value of $13.9 million in an aggregate unrecognized loss position of $1.3 million and six investment grade corporate bonds with total fair value of $13.1 million in an aggregate unrecognized loss position of $540 thousand. At December 31, 2021, held to maturity securities in an aggregate unrecognized loss position for less than twelve months included two asset-backed securities with total fair value of $14.9 million in an aggregate unrecognized loss position of $373 thousand and two investment grade corporate bonds with total fair value of $6.9 million in an aggregate unrecognized loss position of $59 thousand.

Securities pledged at March 31, 2022 and December 31, 2021, had a carrying amount of $4.7 million and $9.1 million, respectively, and were pledged to secure public deposits, Federal Home Loan Bank (“FHLB”) advances, repurchase agreements and derivatives as needed.

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – LOANS RECEIVABLE, NET

A summary of loans receivable, net at March 31, 2022 and December 31, 2021, is as follows:

	March 31, 2022	December 31, 2021

	(In thousands)
Residential one-to-four family	$579,083	$560,976
Multifamily	517,037	515,240
Non-residential	187,310	141,561
Construction	18,613	23,419
Junior liens	18,071	18,464
Commercial and industrial (including PPP)	16,201	21,563
Consumer and other	37	87
Total gross loans	1,336,352	1,281,310
Deferred fees, costs and premiums and discounts, net	5,134	6,299
Total loans	1,341,486	1,287,609
Allowance for loan losses	(13,465)	(14,425)
Loans receivable, net	$1,328,021	$1,273,184

The commercial and industrial portfolio is comprised of general commercial and industrial loans, including Small Business Administration (“SBA”) and Paycheck Protection Program (“PPP”) loans. At March 31, 2022, PPP loans totaled $8.1 million, net of unearned deferred fees.

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
•Properties underlying construction loans often do not generate sufficient cash flows to service debt and thus repayment is subject to ability of the borrower and, if applicable, guarantors, to complete development or construction of the property and carry the project, often for extended periods of time. As a result, the performance of these loans is contingent upon future events whose probability at the time of origination is uncertain.
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

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables presents the activity in the Company’s allowance for loan losses by class of loans based on the most recent analysis performed for the three months ended March 31, 2022, and 2021:

	Residential One-To-Four Family	Multifamily	Non-Residential	Construction	Junior Liens	Commercial and Industrial (including PPP)	Consumer and Other	Unallocated	Total

	(In thousands)
Three Months Ended March 31, 2022
Allowance for loan losses
Beginning balance	$2,822	$5,263	$2,846	$2,678	$636	$51	$38	$91	$14,425
Charge-offs	—	—	—	—	—	—	(10)	—	(10)
Recoveries	—	—	—	—	—	—	2	—	2
(Recovery of) provision for loan losses	(212)	(487)	619	(773)	(87)	20	(30)	(2)	(952)
Total ending allowance balance	$2,610	$4,776	$3,465	$1,905	$549	$71	$—	$89	$13,465

Three Months Ended March 31, 2021
Allowance for loan losses
Beginning balance	$3,579	$5,460	$3,244	$3,655	$916	$2	$48	$55	$16,959
Charge-offs	—	—	—	—	—	—	(1)	—	(1)
Recoveries	—	—	—	—	—	—	—	—	—
(Recovery of) provision for loan losses	(237)	288	(99)	(727)	(103)	5	(3)	68	(808)
Total ending allowance balance	$3,342	$5,748	$3,145	$2,928	$813	$7	$44	$123	$16,150

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table represents the allocation of allowance for loan losses and the related recorded investment (including deferred fees and costs) in loans by loan portfolio segment disaggregated based on the impairment methodology at March 31, 2022 and December 31, 2021:

	Residential One-To-Four Family	Multifamily	Non-Residential	Construction	Junior Liens	Commercial and Industrial (including PPP)	Consumer and Other	Unallocated	Total

	(In thousands)
March 31, 2022
Allowance for loan losses:
Individually evaluated for impairment	$28	$—	$—	$—	$—	$—	$—	$—	$28
Collectively evaluated for impairment	2,582	4,776	3,465	1,905	549	71	—	89	13,437
Total	$2,610	$4,776	$3,465	$1,905	$549	$71	$—	$89	$13,465

Loans receivable:
Individually evaluated for impairment	$8,768	$671	$4,510	$—	$54	$—	$—	$—	$14,003
Collectively evaluated for impairment	574,756	517,521	182,659	18,439	18,123	15,948	37	—	1,327,483
Total	$583,524	$518,192	$187,169	$18,439	$18,177	$15,948	$37	$—	$1,341,486

December 31, 2021
Allowance for loan losses:
Individually evaluated for impairment	$31	$—	$—	$—	$—	$—	$37	$—	$68
Collectively evaluated for impairment	2,791	5,263	2,846	2,678	636	51	1	91	14,357
Total	$2,822	$5,263	$2,846	$2,678	$636	$51	$38	$91	$14,425

Loans receivable:
Individually evaluated for impairment	$10,169	$684	$4,577	$—	$55	$—	$37	$—	$15,522
Collectively evaluated for impairment	556,314	515,884	136,957	23,420	18,495	20,966	51	—	1,272,087
Total	$566,483	$516,568	$141,534	$23,420	$18,550	$20,966	$88	$—	$1,287,609

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information related to impaired loans by class of loans as of March 31, 2022, March 31, 2021 and December 31, 2021:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized

	(In thousands)
March 31, 2022
With no related allowance recorded:
Residential one-to-four family	$7,426	$7,714	$—	$8,769	$111	$111
Multifamily	672	671	—	678	6	4
Non-residential	4,672	4,510	—	4,548	54	49
Construction	—	—	—	—	—	—
Commercial and Industrial (including PPP)	—	—	—	—	—	—
Junior liens	54	54	—	55	1	1
	12,824	12,949	—	14,050	172	165
With an allowance recorded:
Residential one-to-four family	1,055	1,054	28	1,057	12	8
Multifamily	—	—	—	—	—	—
Non-residential	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial and Industrial (including PPP)	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
	1,055	1,054	28	1,057	12	8
Total	$13,879	$14,003	$28	$15,107	$184	$173

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized

	(In thousands)
December 31, 2021
With no related allowance recorded:
Residential one-to-four family	$8,744	$9,108	$—	$9,534	$75	$75
Multifamily	684	684	—	1,170	26	24
Non-residential	4,725	4,577	—	4,869	210	196
Construction	—	—	—	—	—	—
Commercial and Industrial (including PPP)	—	—	—	—	—	—
Junior liens	55	55	—	57	3	3
	14,208	14,424	—	15,630	314	298
With an allowance recorded:
Residential one-to-four family	1,062	1,061	31	1,243	50	46
Multifamily	—	—	—	—	—	—
Non-residential	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial and Industrial (including PPP)	—	—	—	—	—	—
Consumer and other	37	37	37	41	2	2
	1,099	1,098	68	1,284	52	48
Total	$15,307	$15,522	$68	$16,914	$366	$346

The recorded investment in loans includes deferred fees, costs and discounts. For purposes of this disclosure, the unpaid principal balance is not reduced for partial charge-offs.

The total recorded investment of loans whose terms have been modified in troubled debt restructurings was $5.3 million and $5.4 million as of March 31, 2022 and December 31, 2021, respectively. The Company has allocated $28 thousand and $68 thousand, respectively, of specific reserves to troubled debt restructured loans as of March 31, 2022 and December 31, 2021. The modification of the terms of troubled debt restructured includes one or a combination of the following: a reduction of the stated interest rate of the loan or an extension of the maturity date. The Company is not committed to lend any additional amounts to customers with outstanding loans that are classified as troubled debt restructurings as of March 31, 2022.

A troubled debt restructuring (“TDR”) loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the periods ended March 31, 2022 and March 31, 2021.

The Company did not record any troubled debt restructurings during the three months ended March 31, 2022 and 2021. The Company implemented modification programs to provide its borrowers relief from the economic impacts of COVID-19. In accordance with the CARES Act, the Company elected to not apply troubled debt restructuring classification to COVID-19 related loan modifications. Accordingly, these modifications are exempt from troubled debt restructuring classification under U.S. generally accepted accounting principles (“U.S. GAAP”) and were not classified as troubled debt restructurings (“TDRs”). At March 31, 2022 and December 31, 2021, there were no deferrals related to the Cares Act.

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the recorded investment in non-accrual loans and loans past due 90 days or more still on accrual as of March 31, 2022 and December 31, 2021:

	Nonaccrual		Loans Past Due 90 Days and Still Accruing
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021

	(In thousands)
Residential one-to-four family	$9,478	$10,805	$—	$—
Multifamily	135	139	—	—
Non-residential	686	857	—	—
Construction	—	—	—	—
Commercial and industrial (including PPP)	2	—	—	116
Junior liens	181	182	—	—
Total	$10,482	$11,983	$—	$116

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the recorded investment in past due and current loans by loan portfolio class as of March 31, 2022 and December 31, 2021:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans Receivable

		(In thousands)
March 31, 2022
Residential one-to-four family	$2,147	$278	$7,344	$9,769	$573,755	$583,524
Multifamily	—	—	217	217	517,975	518,192
Non-residential	222	—	—	222	186,947	187,169
Construction	—	—	—	—	18,439	18,439
Junior liens	37	—	54	91	18,086	18,177
Commercial and Industrial (including PPP)	—	—	2	2	15,946	15,948
Consumer and other	—	—	—	—	37	37
Total	$2,406	$278	$7,617	$10,301	$1,331,185	$1,341,486

December 31, 2021
Residential one-to-four family	$1,736	$457	$8,936	$11,129	$555,354	$566,483
Multifamily	—	—	—	—	516,568	516,568
Non-residential	—	—	381	381	141,153	141,534
Construction	—	—	—	—	23,420	23,420
Junior liens	—	53	182	235	18,315	18,550
Commercial and Industrial (including PPP)	11	57	116	184	20,782	20,966
Consumer and other		—	—	—	88	88
Total	$1,747	$567	$9,615	$11,929	$1,275,680	$1,287,609

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company categorizes loans into risk categories based on relevant information about the quality and realizable value of collateral, if any, and the ability of borrowers to service their debts such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis is performed whenever a credit is extended, renewed, or modified, or when an observable event occurs indicating a potential decline in credit quality, and no less than annually for large balance loans. The Company used the following definitions for risk ratings for loan classification:

Pass – Loans classified as pass are loans performing under the original contractual terms, do not currently pose any identified risk and can range from the highest to pass/watch quality, depending on the degree of potential risk.

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

Loss – Assets classified as loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted.  This classification does not mean that the asset has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off the asset even though partial recovery may be effected in the future.

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the risk category of loans by class of loans based on the most recent analysis performed as of March 31, 2022 and December 31, 2021:

	Pass	Special Mention	Substandard	Doubtful / Loss	Total

	(In thousands)
March 31, 2022
Residential one-to-four family	$573,394	$274	$9,856	$—	$583,524
Multifamily	517,521	—	671	—	518,192
Non-residential	186,032	142	995	—	187,169
Construction	18,439	—	—	—	18,439
Junior liens	17,996	—	181	—	18,177
Commercial and Industrial (including PPP)	15,948	—	—		15,948
Consumer and other	37	—	—	—	37
Total	$1,329,367	$416	$11,703	$—	$1,341,486

December 31, 2021
Residential one-to-four family	$555,184	$—	$11,299	$—	$566,483
Multifamily	510,815	5,069	684	—	516,568
Non-residential	140,377	144	1,013	—	141,534
Construction	23,420	—	—	—	23,420
Junior liens	18,368	—	182	—	18,550
Commercial and Industrial (including PPP)	20,966	—	—	—	20,966
Consumer and other	88	—	—	—	88
Total	$1,269,218	$5,213	$13,178	$—	$1,287,609

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – LEASES

Leases and Lease Obligations:

The Company leases certain office space and equipment under operating leases. These leases have original terms ranging from one year to 40 years. Operating lease liabilities and right-of-use assets are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term.

As of March 31, 2022, the Company had the following related to operating leases:

	March 31, 2022	December 31, 2021

	(In thousands)
Right-of-use assets	$24,811	$25,457
Lease liabilities	26,083	26,696
Weighted average remaining lease term for operating leases	12.0 years	12.2 years
Weighted average discount rate used in the measurement of lease liabilities	1.98%	1.97%

The following table is a summary of the Company’s components of net lease cost for the three months ended March 31, 2022 and 2021. The variable lease cost primarily represents variable payments such as common area maintenance and utilities.

	Three Months Ended
	March 31, 2022	March 31, 2021

	(In thousands)
Operating lease cost	770	747
Finance lease cost	6	6
Variable lease cost	54	26
Total lease cost included as a component of occupancy and equipment	$830	$779

The following table presents supplemental cash flow information related to operating leases:

	Three Months Ended
	March 31, 2022	March 31, 2021

	(In thousands)
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$757	$406
Operating lease liabilities arising from obtaining right-of-use assets (non-cash):
Operating leases	$—	$—

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Future undiscounted lease payments for operating leases with initial terms of one year or more as of March 31, 2022 are as follows:

Through March 31,	(In thousands)
2023	$2,983
2024	2,732
2025	2,609
2026	2,299
2027	2,264
Thereafter	16,725
Total undiscounted lease payments	29,612
Less: imputed interest	(3,529)
Total	$26,083

NOTE 5 – DEPOSITS

Deposits at March 31, 2022 and December 31, 2021, are summarized as follows:

	March 31, 2022	December 31, 2021

	(In thousands)
Non-interest bearing deposits	$45,143	$44,894
NOW and demand accounts	425,766	363,419
Savings	367,177	364,932
Time deposits	444,936	473,795
Total	$1,283,022	$1,247,040

Included within the NOW and demand account caption, as well as the Savings caption above are money market accounts with varying transactional limits.

Time deposits mature as follows for the years ending December 31:

(In thousands)
Remainder of 2022	$239,160
2023	152,023
2024	37,175
2025	9,848
2026	5,804
2027	926
$444,936

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - EMPLOYEE STOCK OWNERSHIP PLAN

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

At March 31, 2022, the principal balance on the ESOP loan is $21.8 million. There were no contributions to the ESOP during the three months ended March 31, 2022, as loan payments are made annually during the fourth quarter of each year. ESOP compensation expense during the three months ended March 31, 2022, representing the fair value of 22,818 shares committed to be released from unallocated at the end of the plan year was $322 thousand and is recognized over the service period. There was no ESOP compensation expense for the three months ended March 31, 2021.

Shares held by the ESOP were as follows:

March 31, 2022
(Dollars in thousands)

Allocated to participants	91,272
Unallocated	2,190,528
Total ESOP shares	2,281,800

Fair value of unearned shares at March 31, 2022	$29,682

The fair value of the unallocated shares at March 31, 2022 was computed using the closing trading price of the Company’s common stock on March 31, 2022.

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – DERIVATIVES AND HEDGING ACTIVITIES

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

Interest rate swaps with notional amounts totaling $109.0 million at March 31, 2022 and December 31, 2021, were designated as cash flow hedges of certain Federal Home Loan Bank advances and were determined to be highly effective during all periods presented. The Company expects the hedges to remain highly effective during the remaining terms of the swaps.

Summary information about the interest-rate swaps designated as cash flow hedges as of period-end is as follows:

	March 31, 2022	December 31, 2021

	(Dollars in thousands)
Notional amounts	$109,000	$109,000
Weighted average pay rates	1.4577%	1.4577%
Weighted average receive rates	0.5431%	0.1742%
Weighted average maturity	5.0 years	5.3 years

Gross unrealized gain included in other assets	5,312	1,313
Gross unrealized loss included in other liabilities	—	1,559
Unrealized gains (losses), net	5,312	(246)

At March 31, 2022, the Company held $5.4 million as cash collateral pledged from the counterparty for these interest-rate swaps. At March 31, 2022, we had no securities pledged to the counterparty. See Footnote 2-Securities for the securities pledged at December 31, 2021.

Interest expense recorded on these swap transactions totaled $322 thousand and $338 thousand during the three months ended March 31, 2022 and 2021, respectively, and is reported as a component of interest expense on FHLB advances. At March 31, 2022, the Company expected $113 thousand of the unrealized loss to be reclassified as an increase to interest expense during the remainder of 2022.

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Cash Flow Hedge

The effect of cash flow hedge accounting on accumulated other comprehensive income for the three months ended March 31, 2022 and March 31, 2021 is as follows:

	Amount of Gain (Loss) Recognized in OCI (Net of Tax) on Derivative (1)	Location of Gain (Loss) Reclassified from OCI into Income/(Expense)	Amount of Gain (Loss) Reclassified from OCI to Income/(Expense)

	(In thousands)
Three Months Ended March 31, 2022
Interest rate contracts	$5,559	Interest Expense	$(322)

Three months ended March 31, 2021
Interest rate contracts	$3,314	Interest Expense	$(338)
(1) Net of tax, adjusted for deferred tax valuation allowance, at March 31, 2022. There was no deferred tax valuation allowance at March 31, 2021.

NOTE 8 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income represents the net unrealized holding gains on securities available-for-sale, derivatives and the funded status of the Company’s benefit plans, as of the consolidated balance sheet dates, net of the related tax effect.

The following table presents the components of other comprehensive (loss) income both gross and net of tax, inclusive of a deferred tax valuation allowance, for the periods indicated.

	Three Months Ended March 31,
	2022			2021
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax

	(In thousands)
Components of Other Comprehensive Loss:
Unrealized loss on securities available for sale:
Unrealized loss arising during the period	$(15,788)	$49	$(15,739)	$(3,641)	$887	$(2,754)
Unrealized gain on cash flow hedge:
Unrealized gain arising during the period	5,237	—	5,237	4,272	(1,201)	3,071
Reclassification adjustment for losses included in net income	322	—	322	338	(95)	243
Total	5,559	—	5,559	4,610	(1,296)	3,314
Defined benefit plans:
Reclassification adjustment for amortization of:
Net actuarial loss	48	—	48	52	(15)	37
Total other comprehensive loss:	$(10,181)	$49	$(10,132)	$1,021	$(424)	$597

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the changes in accumulated other comprehensive income by component, net of tax, inclusive of a deferred tax valuation allowance, for the periods indicated:

	Unrealized Gains and (Losses) on Cash Flow Hedges	Unrealized Gains and (Losses) on Available-for-sale Securities	Defined Benefit Pension Items	Total

	(In thousands)
Balance at December 31, 2021	$(246)	$1,091	$(1,217)	$(372)
Other comprehensive income (loss) before reclassification	5,237	(15,739)	—	(10,502)
Amounts reclassified from accumulated other comprehensive income	322	—	48	370
Net current period other comprehensive gain (loss)	5,559	(15,739)	48	(10,132)
Balance at March 31, 2022	$5,313	$(14,648)	$(1,169)	$(10,504)

Balance at December 31, 2020	$(3,986)	$4,208	$(1,253)	$(1,031)
Other comprehensive income (loss) before reclassification	3,071	(2,754)	—	317
Amounts reclassified from accumulated other comprehensive income	243	—	37	280
Net current period other comprehensive (loss) gain	3,314	(2,754)	37	597
Balance at March 31, 2021	$(672)	$1,454	$(1,216)	$(434)

The following is significant amounts reclassified out of each component of accumulated other comprehensive income (loss):

Details about Accumulated Other Comprehensive Income Components	Three Months Ended March 31,		Affected Line Item in the Statement Where Net Income is Presented
	2022	2021

	(In thousands)
Losses on cash flow hedges:
Interest rate contracts	$(322)	$(338)	Interest (expense) income

Amortization of benefit plan items:
Net actuarial loss	(48)	(52)	Compensation and employee benefits
Total tax effect	—	110	Income tax expense
Total reclassification for the period, net of tax	$(370)	$(280)

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – FAIR VALUE OF ASSETS AND LIABILITIES

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

The Company used the following methods and significant assumptions to estimate fair value:

Securities: For securities available-for-sale, fair value was estimated using a market approach. The majority of the Company’s securities are fixed income instruments that are not quoted on an exchange, but are traded in active markets. Prices for these instruments are obtained through third party data service providers or dealer market participants with which the Company has historically transacted both purchases and sales of securities. Prices obtained from these sources include market quotations and matrix pricing. Matrix pricing, a Level 2 input as defined by ASC 820, is a mathematical technique used principally to value certain securities to benchmark or comparable securities. The Company evaluates the quality of Level 2 matrix pricing through comparison to similar assets with greater liquidity and evaluation of projected cash flows. The Company also holds debt instruments issued by the U.S. government and U.S. government sponsored agencies that are traded in active markets with readily accessible quoted market prices that are considered Level 1 inputs.

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

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the fair value of assets and liabilities as of March 31, 2022:

		Fair Value Measurements at March 31, 2022, Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
Measured on a recurring basis:
Financial assets
Securities available for sale:
U.S. Treasury Note	$45,273	$45,273	$—	$—
Domestic Corporate Bonds	85,226	—	85,226	—
U.S. Government agency obligations	22,364	17,012	5,352	—
Obligations issued by U.S. states and their political subdivisions	19,198	—	19,198	—
Mortgage-backed securities:
Residential one-to-four family	168,339	—	168,339	—
Multifamily	29,213	—	29,213	—
Asset-backed securities	6,001	—	6,001	—
Total securities available for sale	375,614	62,285	313,329	—
Derivatives	5,312	—	5,312	—
Total financial assets measured on a recurring basis	$380,926	$62,285	$318,641	$—

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the fair value of assets and liabilities as of December 31, 2021:

		Fair Value Measurements at December 31, 2021, Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
Measured on a recurring basis:
Financial assets
Securities available for sale
U.S. Treasury Note	$36,832	$36,832	$—	$—
Domestic Corporate Bonds	87,619	—	87,619	—
U.S. Government agency obligations	23,329	17,617	5,712	—
Obligations issued by U.S. states and their political subdivisions	20,324	—	20,324	—
Mortgage-backed securities:
Residential one-to-four family	114,401	—	114,401	—
Multifamily	35,916	—	35,916	—
Asset-backed securities	6,471	—	6,471	—
Total securities available for sale	$324,892	$54,449	$270,443	$—

Financial Liabilities
Derivatives	$246	$—	$246	$—

Other Fair Value Disclosures

Fair value estimates, methods and assumptions for the Company’s financial instruments that are not recorded at fair value on a recurring or non-recurring basis are set forth below.

Securities held-to-maturity: Our debt securities held-to-maturity portfolio is carried at amortized cost. The fair values of debt securities held-to-maturity are provided by a third-party pricing service. The pricing service may use quoted market prices of comparable instruments or a variety of other forms of analysis, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, benchmark yields, credit spreads, default rates, prepayment speeds and non-binding broker quotes.

Loans, net: Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as residential mortgage and consumer. Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and non-performing categories. Estimated fair value of loans is determined using a discounted cash flow model that employs an exit discount rate that reflects the current market pricing for loans with similar characteristics and remaining maturity, adjusted for estimated credit losses inherent in the portfolio at the balance sheet date.

Time Deposits: The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using rates for currently offered deposits of similar remaining maturities.

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Federal Home Loan advances: The fair value of borrowings is based on securities dealers’ estimated fair values, when available, or estimated using discounted cash flow analysis. The discount rates used approximate the rates offered for similar borrowings of similar remaining terms.

The following tables present the book value, fair value, and placement in the fair value hierarchy of financial instruments not recorded at fair values in their entirety on a recurring basis on the Company’s balance sheet at March 31, 2022 and December 31, 2021. The fair value measurements presented are consistent with Topic 820, Fair Value Measurement, in which fair value represents exit price. These tables exclude financial instruments for which the carrying amount approximates fair value. Financial instruments for which the carrying amount approximates fair value include cash and cash equivalents, restricted stock, non-maturity deposits, overnight borrowings, and accrued interest, which are excluded from the table below.

		Fair Value Measurements at March 31, 2022, Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Book Value	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
Financial assets
Securities held-to-maturity	$29,838	$—	$27,992	$—
Loans, net	1,328,021	—	—	1,316,254

Financial liabilities
Time Deposits	444,936	—	435,306	—
Federal Home Loan advances	185,500	—	176,543	—

		Fair Value Measurements at December 31, 2021, Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Book Value	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
Financial assets
Securities held-to-maturity	$23,281	$—	$22,849	$—
Loans, net	1,273,184	—	—	1,266,799

Financial liabilities
Time Deposits	473,795	—	470,732	—
Federal Home Loan advances	185,500	—	182,795	—

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – REVENUE FROM CONTRACTS WITH CUSTOMERS AND OTHER INCOME

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income in the Statement of Operations. The following table presents the Company’s sources of revenue from contracts with customers for the three months ended March 31, 2022 and 2021, respectively.

	Three Months Ended March 31,
	2022	2021

	(In thousands)
Noninterest income
Service charges on deposits	$229	$192
Interchange income	8	7
Total Revenue from Contracts with Customers	$237	$199

Service Charges on Deposit Accounts: The Company earns fees from its deposit customers for transaction-based, account maintenance, and overdraft services. Transaction based fees, which include services such as ATM use fees, stop payment charges, statement rendering, and ACH fees, are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer’s request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposits are withdrawn from the customer’s account balance.

Interchange Income: The Company earns interchange fees from debit/credit cardholder transactions conducted through a payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder.

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - EARNINGS PER SHARE

Basic earnings per share (“EPS”) represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares (such as stock options) were exercised or converted into additional common shares that would then share in the earnings of the entity. Diluted EPS is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding for the period, plus the effect of potential dilutive common share equivalents.

There were no securities or other contracts that had a dilutive effect during the three months ended March 31, 2022, and therefore the weighted-average common shares outstanding used to calculate both basic and diluted EPS are the same. Shares held by the Employee Stock Ownership Plan (“ESOP”) that have not been allocated to employees in accordance with the terms of the ESOP, referred to as “unallocated ESOP shares”, are not deemed outstanding for earnings per share calculations. Earnings per share data is not applicable for the three months ended March 31, 2021 as the Company had no shares outstanding.

Three Months Ended March 31, 2022
(Income In thousands)
Net income applicable to common shares	$553

Average number of common shares outstanding	28,522,500
Less: Average unallocated ESOP shares	2,178,992
Average number of common shares outstanding used to calculate basic earnings per common share	26,343,508
Common stock equivalents	—
Earnings per common share basic and diluted	$0.02

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section is intended to assist in the understanding of the financial performance of the Company and its subsidiary through a discussion of our financial condition as of March 31, 2022, and our results of operations for the three month periods ended March 31, 2022 and 2021. This section should be read in conjunction with the unaudited interim condensed consolidated financial statements and notes thereto of the Company appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results could differ from these estimates. The Company has identified the allowance for loan losses to be a critical accounting policy. This accounting policy is discussed in Note 1 to our Consolidated Financial Statements included in Part I, Item 1.

COVID-19 Pandemic

The COVID-19 pandemic-related impacts on the Company’s business continue to lessen as the economy stabilizes, restrictions ease, and general market conditions improve. Additionally, the Federal Reserve’s policies are anticipated to address the recent inflation concerns and reduce the amount of broad-based financial support for asset pricing. This change in policy is indicative of a return to a more normal policy environment and the departure from pandemic-era policies which may be subject to future changes, such as changes that may result from any new COVID-19 variants.

Comparison of Operating Results for the Three Month Periods Ended March 31, 2022 and 2021

General. Net income increased $1.3 million to $553 thousand for the three months ended March 31, 2022, compared to a net loss of $745 thousand for the three months ended March 31, 2021.

Interest Income. Interest income decreased $348 thousand, or 2.5%, to $13.6 million for the three months ended March 31, 2022 from $13.9 million for the three months ended March 31, 2021 due to a decrease of $606 thousand in interest income from loans as the average balance of loans decreased $11.0 million to $1.28 billion and the average yield on loans declined 16 basis points to 3.69%.

Interest Expense. Interest expense decreased $2.7 million, or 61.9%, to $1.7 million for the three months ended March 31, 2022 compared to $4.3 million for the three months ended March 31, 2021. The decrease in interest expense was driven by a decrease of $1.9 million in interest expense on deposits, coupled with a decrease of $752.0 thousand in interest expense on borrowings. Average interest-bearing time deposit balances decreased to $458.1 million at a weighted average interest rate of 0.57% for the three months ended March 31, 2022, compared to $703.2 million at a weighted average interest rate of 1.45% for the three months ended March 31, 2021. Additionally, average FHLB advances decreased to $185.5 million at a weighted average interest rate of 1.69% for the three months ended March 31, 2022 compared to $324.8 million at a weighted average interest rate of 1.90% for the three months ended March 31, 2021.

Net Interest Income. For the three months ended March 31, 2022 net interest income was $11.9 million, an increase of $2.3 million, or 24%, compared to $9.6 million for the same period in 2021.

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

After an evaluation of these factors, the Company recorded a recovery of provision for loan losses of $952 thousand for the three months ended March 31, 2022 compared to a recovery of $808 thousand for the three months ended March 31, 2021. The recovery for the three months ended March 31, 2022 was driven by significant pay downs within the construction portfolio coupled with a generally improving economic environment.

Total non-performing loans decreased by $1.5 million to $10.5 million at March 31, 2022 compared to $12.0 million at December 31, 2021.

Non-interest Income. Non-interest income increased $261 thousand,or 39%, to $927 thousand for the three months ended March 31, 2022 from $666 thousand for the three months ended March 31, 2021. The increase is primarily due to increased prepayment fees. Overdraft fees recognized during the three months ended March 31, 2022 and 2021 totaled $69 thousand and $48 thousand, respectively. Account maintenance fees recognized during March 31, 2022 and 2021 totaled $17 thousand and $18 thousand, respectively.

Non-interest Expense. Non-interest expense increased $847 thousand, or 6.8%, to $13.2 million for the three months ended March 31, 2022 from $12.4 million for the three months ended March 31, 2021. The increase primarily reflects an increase of $903 thousand in compensation as the Company continues to hire and retain talent at competitive rates in the current market.

Income Tax Expense. Income tax expense was $49 thousand compared to an income tax benefit of $551 thousand for the prior year quarter. The increase was driven by the $1.9 million improvement in pre-tax income. The effective tax rate for the three months ended March 31, 2022 and 2021 was 8.1% and (42.5)%, respectively.

At December 31, 2021, net deferred tax assets totaled $16.8 million. Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2021. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. On the basis of this evaluation, for the year ended December 31, 2021, a valuation allowance of $16.8 million was recorded.

For the three months ended March 31, 2022, net deferred tax assets increased $2.9 million to $19.7 million. The increase is related to net unrealized losses that arose during the quarter within Accumulated Other Comprehensive Income (“AOCI”). These losses are primarily related to recent purchases of high quality liquid securities. The Company recorded an additional valuation allowance of $2.8 million during the three months ended March 31, 2022 for total valuation allowance of $19.6 million at March 31, 2022.

The amount of the deferred tax asset considered realizable could be adjusted if estimates of future taxable income increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence, such as our projections for growth. Net deferred tax assets are included in other assets.

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

	Three Months Ended March 31,
	2022			2021
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

	(Dollar in thousands)
Assets:
Loans (1)	$1,280,678	$11,656	3.69%	$1,291,713	$12,262	3.85%
Mortgage-backed securities	171,912	722	1.70%	138,060	678	1.99%
Other investment securities	198,736	1,020	2.08%	122,698	727	2.40%
FHLB stock	9,942	116	4.73%	16,465	210	5.17%
Cash and cash equivalents	188,706	80	0.17%	300,100	65	0.09%
Total interest-bearing assets	1,849,974	13,594	2.98%	1,869,036	13,942	3.03%
Non-interest earning assets	77,445			75,946
Total assets	$1,927,419			$1,944,982
Liabilities and shareholders' equity:
NOW, savings, and money market deposits	$760,369	235	0.13%	$623,192	305	0.20%
Time deposits	458,109	647	0.57%	703,160	2,513	1.45%
Interest-bearing deposits	1,218,478	882	0.29%	1,326,352	2,818	0.86%
FHLB advances	185,500	773	1.69%	324,789	1,525	1.90%
Total interest-bearing liabilities	1,403,978	1,655	0.48%	1,651,141	4,343	1.07%
Non-interest bearing deposits	42,402			40,575
Non-interest bearing other	48,273			47,621
Total liabilities	1,494,653			1,739,337
Total shareholders' equity	432,766			205,645
Total liabilities and shareholders' equity	$1,927,419			$1,944,982
Net interest income		$11,939			$9,599
Net interest rate spread (2)			2.50%			1.96%
Net interest margin (3)			2.62%			2.08%

(1) Average loan balances are net of deferred loan fees and costs, premiums and discounts, and includes non-accrual loans.
(2) Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(3) Net interest margin represents net interest income divided by average interest-earning assets.

Comparison of Financial Condition at March 31, 2022 and December 31, 2021

Total Assets. Total assets increased $23.9 million, or 1.3%, to $1.94 billion at March 31, 2022 from $1.91 billion at December 31, 2021.

Cash and cash equivalents. Cash and cash equivalents decreased $91.9 million, or 47%, to $101.6 million at March 31, 2022 from $193.4 million at December 31, 2021 as the Company deployed cash into loans and primaily invested in high quality liquid securities.

Securities Available-For-Sale. Securities available-for-sale increased $50.7 million, or 15.6%, to $375.6 million at March 31, 2022 from $324.9 million at December 31, 2021 as the Company invested primarily in residential mortgage-backed securities as interest rates rose. The rising interest rate environment contributed to a decline of $15.8 million in the net unrealized gains/loss position of the portfolio.

Gross Loans. Gross loans held for investment increased $55.0 million, or 4.3%, to $1.34 billion at March 31, 2022 from $1.28 billion at December 31, 2021. Compared to the linked quarter, non-residential loans increased $45.7 million and residential loans increased $18.1 million. Organic loan originations totaled $101.6 million, including originations of $48.2 million in non-residential loans and $36.5 million in multifamily loans. In addition, $45.8 million of conforming residential mortgages in the Bank’s geographic footprint were purchased during the quarter.

The following table presents loans at March 31, 2022 and December 31, 2021 allocated by loan category:

	March 31, 2022	December 31, 2021

	(In thousands)
Residential one-to-four family	$579,083	$560,976
Multifamily	517,037	515,240
Non-residential	187,310	141,561
Construction	18,613	23,419
Junior liens	18,071	18,464
Commercial and industrial	16,201	21,563
Consumer and other	37	87
Total gross loans	1,336,352	1,281,310
Deferred fees, costs, premiums and discounts, net	5,134	6,299
Total loans	1,341,486	1,287,609
Allowance for loan losses	(13,465)	(14,425)
Loans receivable, net	$1,328,021	$1,273,184

The commercial and industrial portfolio includes PPP loans, net of deferred fees, totaling $8.1 million at March 31, 2022 and $16.8 million at December 31, 2021.

The table below presents the balance of non-performing assets on the dates indicated:

	March 31, 2022	December 31, 2021

	(In thousands)
Residential one-to-four family	$9,478	$10,805
Multifamily	135	139
Non-residential	686	857
Construction	—	—
Commercial and industrial (including PPP)	2	—
Junior liens	181	182
Total non-performing assets	$10,482	$11,983

Total Deposits. Total deposits were $1.28 billion at March 31, 2022. Deposits increased $36.0 million, or 3% from December 31, 2021. Checking and savings accounts increased $64.8 million, or 8.4%, to $838.1 million at March 31, 2022 from $773.2 million million at December 31, 2021. This was offset by a decrease in time deposits of $28.9 million, or 6.1%, to $444.9 million at March 31, 2022 from $473.8 million at December 31, 2021. These changes resulted in the ratio of core deposits to total deposits increasing to 65.3% at March 31, 2022.

The following table presents the totals of deposit accounts by account type, at the dates shown below:

	March 31, 2022	December 31, 2021

	(In thousands)
Non-interest bearing deposits	$45,143	$44,894
NOW and demand accounts	425,766	363,419
Savings	367,177	364,932
Core deposits	838,086	773,245

Time deposits	444,936	473,795
Total deposits	$1,283,022	$1,247,040

Included within the NOW and demand account caption, as well as the Savings caption above are money market accounts with varying transactional limits.

Borrowings. The Company had $185.5 million of borrowings at March 31, 2022, unchanged from December 31, 2021. Our borrowings consisted solely of Federal Home Loan Bank of New York advances. Of that total, $109.0 million are associated with longer-dated swap agreements.

Total Stockholders’ Equity. Shareholders’ total equity decreased by $9.3 million, or 2.2%, to $420.2 million at March 31, 2022 compared to $429.5 million at December 31, 2021. The rising rate environment adversely impacted the Company’s investment portfolio, driving a $10.1 million decline in accumulated other comprehensive income. Quarterly net income partially offset this decline.

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

The Bank is subject to various regulatory capital requirements administered by the New Jersey Department of Banking and Insurance (“NJDOBI”) and the Federal Deposit Insurance Corporation (“FDIC”). At March 31, 2022, the Bank exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines.

	Actual		Minimum Capital Adequacy		For Classification With Capital Buffer		For Classification as Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
March 31, 2022
Common equity tier 1	$294,267	23.95%	$55,298	4.50%	$86,019	7.00%	$79,875	6.50%
Tier 1 capital	294,267	23.95%	73,731	6.00%	104,452	8.50%	98,308	8.00%
Total capital	309,562	25.19%	98,308	8.00%	129,029	10.50%	122,884	10.00%
Tier 1 (leverage) capital	294,267	15.27%	77,070	4.00%	N/A	N/A	96,337	5.00%

December 31, 2021
Common equity tier 1	$293,349	25.74%	$51,292	4.50%	$79,787	7.00%	$74,088	6.50%
Tier 1 capital	293,349	25.74%	68,389	6.00%	96,885	8.50%	91,186	8.00%
Total capital	307,624	26.99%	91,186	8.00%	119,681	10.50%	113,982	10.00%
Tier 1 (leverage) capital	293,349	15.00%	78,201	4.00%	N/A	N/A	97,752	5.00%

The Company has entered into derivative financial instruments to reduce risk associated with interest rate volatility by matching asset maturities and liability maturities. These derivatives had an aggregate notional amount of $109.0 million as of March 31, 2022.

At March 31, 2022, we had outstanding commitments to originate loans of $72.2 million and unused lines of credit of $55.5 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2022 totaled $239.2 million. Management expects, based on historical experience, that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank of New York advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense. Available borrowing capacity at March 31, 2022 was $64.0 million with Federal Home Loan Bank of New York. We also had a $30.0 million available line of credit with a correspondent bank and a $2.5 million available line of credit with the Federal Reserve Bank of New York at March 31, 2022.

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to originate loans, unused lines of credit and standby letters of credit, which involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. Our exposure to credit loss is represented by the contractual amount of the instruments. We use the same credit policies in making commitments that we do for on-balance sheet instruments. Management believes that our current sources of liquidity are more than sufficient to fulfill our obligations as of March 31, 2022 pursuant to off-balance-sheet arrangements and contractual obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Qualitative Analysis. Our most significant form of market risk is interest rate risk because, as a financial institution, the majority of our assets and liabilities are sensitive to changes in interest rates. Therefore, a principal part of our operations is to manage interest rate risk and limit the exposure of our financial condition and results of operations to changes in market interest rates. Our ALCO/Investment Committee, which consists of members of management, is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the policy and guidelines approved by our board of directors. We currently utilize a modeling program, on a quarterly basis, to evaluate our sensitivity to changing interest rates, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors.

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

We generally do not engage in hedging activities other than cash flow hedging on interest expense, such as engaging in futures or options, or investing in high-risk mortgage derivatives, such as collateralized mortgage obligation residual interests, real estate mortgage investment conduit residual interests or stripped mortgage-backed securities.

In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it intended to stop compelling banks to submit rates for the calculation of LIBOR after 2021. Most tenors of LIBOR will cease being published on June 30, 2023, although some tenors ceased at the end of 2021. The Bank has not been materially impacted by the partial LIBOR cessations on December 31, 2021. The Alternative Reference Rates Committee has proposed that the Secured Overnight Financing Rate is the rate that represents best practice as the alternative to USD-LIBOR for use in financial contracts that are currently indexed to USD-LIBOR. The Company has approximately $40.0 million in loans, $32.0 million in investments and $109.0 million notional of derivatives which are indexed to USD-LIBOR for which it is monitoring the activity and assessing the related risks. The Company is monitoring and developing transition plans to address potential revisions to documentation, as well as customer management and communication, internal training, financial, operational and risk management implications, and legal and contract management. If LIBOR rates are no longer available and we are required to implement substitute indices for the calculation of interest rates, we may incur expenses in effecting the transition, we may suffer a loss in the conversion to a new rate because the new rate may not be equal to what we were being paid on the LIBOR rate, and may be subject to disputes or litigation with customers and security holders over the appropriateness or comparability to LIBOR of the substitute indices, which could have an adverse effect on our results of operations.

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

The following table sets forth, at March 31, 2022, the calculation of the estimated changes to the Bank’s net interest income, at the bank level, that would result from the specified immediate changes in the United States Treasury yield curve. For purposes of this table, 100 basis points equals 1%.

	Net Interest Income

Change in Interest Rates (basis points)	Amount	Change	Percent
	(Dollars in Thousands)
+400bp	$59,537	$8,178	16%
+300bp	57,636	6,277	12
+200bp	55,702	4,343	8
+100bp	53,644	2,285	4
0 bp	51,359	—	—
-100bp	48,920	(2,439)	(5)

The following table sets forth, at March 31, 2022, the calculation of the estimated changes in our net portfolio value, at the bank level, that would result from the specified immediate changes in the United States Treasury yield curve. For purposes of this table, 100 basis points equals 1%.

	EVE
Change in Interest Rates (basis points)	Estimated EVE	Estimated Increase (Decrease)		NPV as a Percent of Portfolio Value of Assets
		Amount	Percent	NPV Ratio	Change

	(Dollars in thousands)
+400bp	$195,147	$(95,454)	(33)%	10%	(5)%
+300bp	217,486	(73,115)	(25)	11	(4)
+200bp	241,321	(49,280)	(17)	12	(3)
+100bp	265,440	(25,161)	(9)	14	(1)
0 bp	290,601	—	—	15	—
-100bp	331,615	41,014	14	17	2

The table above indicates that at March 31, 2022, in the event of an instantaneous 100 basis point increase in interest rates, we would experience a 9% decrease in EVE. In the event of an instantaneous 100 basis point decrease in interest rates, we would experience a 14% increase in net portfolio value.

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

ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1.A RISK FACTORS
There were no material changes to the risk factors relevant to the Company’s operations as described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed on March 14, 2022.

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
101
The following materials from the Company’s Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Financial Condition; (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE FOUNDRY BANCORP

Dated:	May 13, 2022	By:	/s/ James D. Nesci
James D. Nesci
Chief Executive Officer
(Principal Executive Officer)

Dated:	May 13, 2022	By:	/s/ Alex Agnoletto
Alex Agnoletto
Interim-Chief Financial Officer
(Principal Financial Officer)