Form 10-Q
period 2022-06-30
Blue Foundry Bancorp
filed 2022-08-12
CIK 1846017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

As of August 11, 2022 there were 28,522,500 shares issued and 28,416,741 shares outstanding of the Registrant’s Common Stock, par value $0.01 per share,

BLUE FOUNDRY BANCORP
FORM 10-Q

Part I Financial Information
ITEM 1. FINANCIAL STATEMENTS

BLUE FOUNDRY BANCORP
Consolidated Statements of Financial Condition

	June 30, 2022	December 31, 2021
	(Unaudited)	(Audited)

	(In thousands)
ASSETS
Cash and cash equivalents	$54,806	$193,446
Securities available for sale, at fair value	352,183	324,892
Securities held to maturity (fair value of $26,928 at June 30, 2022 and $22,849 at December 31, 2021)	29,794	23,281
Other investments	11,337	10,182
Loans receivable, net of allowance of $14,050 at June 30, 2022 and $14,425 at December 31, 2021	1,414,223	1,273,184
Interest and dividends receivable	5,945	5,372
Premises and equipment, net	30,684	28,126
Right-of-use assets	24,163	25,457
Bank owned life insurance	21,892	21,662
Other assets	19,023	8,609
Total assets	$1,964,050	$1,914,211

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	$1,296,674	$1,247,040
Advances from the Federal Home Loan Bank	205,500	185,500
Advances by borrowers for taxes and insurance	10,126	9,582
Lease liabilities	25,461	26,696
Other liabilities	13,996	15,922
Total liabilities	1,551,757	1,484,740

Shareholders’ equity
Common stock $0.01 par value; 70,000,000 shares authorized; 28,522,500 shares issued and outstanding	285	285
Additional paid-in capital	282,154	282,006
Retained earnings	170,050	169,457
Unallocated common shares held by ESOP	(21,449)	(21,905)
Accumulated other comprehensive loss	(18,747)	(372)
Total shareholders’ equity	412,293	429,471
Total liabilities and shareholders’ equity	$1,964,050	$1,914,211

See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(Dollars in thousands)
Interest income:
Loans	$12,444	$12,056	$24,100	$24,318
Taxable investment income	2,320	1,618	4,137	3,163
Non-taxable investment income	114	128	235	263
Total interest income	14,878	13,802	28,472	27,744
Interest expense:
Deposits	950	2,379	1,832	5,197
Borrowed funds	766	1,515	1,539	3,039
Total interest expense	1,716	3,894	3,371	8,236
Net interest income	13,162	9,908	25,101	19,508
Provision (recovery of provision) for loan losses	594	(553)	(358)	(1,361)
Net interest income after provision for loan losses	12,568	10,461	25,459	20,869
Non-interest income:
Fees and service charges	365	537	1,165	1,063
Gain on sales and calls of securities available for sale	14	—	14	—
Loss on premises and equipment	—	(86)	—	(86)
Other	115	169	242	310
Total non-interest income	494	620	1,421	1,287
Non-interest expense:
Compensation and employee benefits	7,008	6,369	13,932	12,391
Occupancy and equipment	1,914	2,043	3,795	3,996
Loss on assets held for sale	—	—	—	21
Data processing	1,393	1,885	2,871	3,652
Advertising	349	521	868	991
Professional services	976	546	2,267	1,943
Directors fees	126	136	262	277
Recovery of provision for commitments and letters of credit	(108)	(473)	(278)	(704)
Federal deposit insurance	99	129	177	254
Other	1,262	645	2,341	1,351
Total non-interest expenses	13,019	11,801	26,235	24,172
Income (loss) before income tax expense (benefit)	43	(720)	645	(2,016)
Income tax expense (benefit)	3	283	52	(268)
Net income (loss)	$40	$(1,003)	$593	$(1,748)
Basic and diluted earnings per share	$—	n/a	$0.02	n/a
Weighted average shares outstanding	26,366,324	n/a	26,354,979	n/a

See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP
Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands)
Net income (loss)	$40	$(1,003)	$593	$(1,748)
Other comprehensive (loss) income, net of tax (1):
Unrealized (loss) gain on securities available for sale:
Unrealized (loss) gain arising during the period	(10,805)	1,321	(26,544)	(1,433)
Reclassification adjustment for gains included in net income	(14)	—	(14)	—
	(10,819)	1,321	(26,558)	(1,433)

Unrealized gain (loss) on cash flow hedge:
Unrealized gain (loss) arising during the period	2,214	(1,149)	7,451	1,922
Reclassification adjustment for losses included in net income	146	254	468	497
	2,360	(895)	7,919	2,419
Post-Retirement plans:
Net benefit arising from plan amendment (2)	164	—	164	—
Reclassification adjustment for amortization of:
Net actuarial loss	52	37	100	74
	216	37	264	74

Total other comprehensive (loss) income, net of tax (1):	(8,243)	463	(18,375)	1,060
Comprehensive loss	$(8,203)	$(540)	$(17,782)	$(688)
(1) The 2022 period tax is inclusive of a deferred tax valuation allowance.
(2) Benefit arising from plan amendment approved in June 2022.

See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP
Consolidated Statements of Changes in Shareholders’ Equity
Six Months Ended June 30, 2022 and 2021
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unallocated Common Stock Held by ESOP	Total Shareholders’ Equity

	(In thousands)
Balance at January 1, 2021	$10	$822	$205,799	$(1,031)	$—	$205,600
Net loss	—	—	(745)	—	—	(745)
Other comprehensive income	—	—	—	597	—	597
Balance at March 31, 2021	$10	$822	$205,054	$(434)	$—	$205,452
Net loss	—	—	(1,003)	—	—	(1,003)
Other comprehensive loss	—	—	—	463	—	463
Balance at June 30, 2021	$10	$822	$204,051	$29	$—	$204,912

Balance at January 1, 2022	$285	$282,006	169,457	$(372)	$(21,905)	$429,471
Net income	—	—	553	—	—	553
Other comprehensive loss	—	—	—	(10,132)	—	(10,132)
ESOP shares committed to be released (22,818 shares)	—	94	—	—	228	322
Balance at March 31, 2022	$285	$282,100	$170,010	$(10,504)	$(21,677)	$420,214
Net loss	—	—	40	—	—	40
Other comprehensive income	—	—	—	(8,243)	—	(8,243)
ESOP shares committed to be released (22,818 shares)	—	54	—	—	228	282
Balance at June 30, 2022	$285	$282,154	$170,050	$(18,747)	$(21,449)	$412,293

See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2022	2021

	(In thousands)
Cash flows from operating activities
Net income (loss)	$593	$(1,748)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization of premises and equipment	1,280	1,028
Change in right-of-use asset	1,294	1,346
(Accretion) amortization of: Deferred loan fees, costs, and discounts, net	(265)	(1,954)
Premiums and discounts on securities	566	377
Deferred income tax benefit	52	—
Recovery of provision for loan losses	(358)	(1,361)
Gain on sales and calls of securities	(14)	—
Loss on assets held for sale	—	21
Gain on premises and equipment	—	86
Increase in BOLI cash surrender value	(230)	(237)
ESOP expense	604	—
(Increase) decrease in interest and dividends receivable	(573)	242
Increase in other assets	(4,056)	(198)
Decrease in other liabilities	(102)	(227)
Change in lease liability	(1,235)	(939)
Net cash used in operating activities	(2,444)	(3,564)

Cash flows from investing activities
Net (increase) decrease in loans	(68,711)	29,253
Purchases of residential mortgage loans	(71,703)	—
Purchases of securities available for sale	(80,039)	(91,349)
Purchases of securities held to maturity	(6,600)	—
Proceeds from calls of securities held to maturity	—	4,000
Proceeds from sales and calls of securities available for sale	2,408	4,000
Principal payments and maturities on securities available for sale	23,264	35,326
Purchases of other investments	(150)	—
Purchase of Federal Home Loan Bank stock	(2,130)	—
Redemption of Federal Home Loan Bank stock	1,125	833
Purchases of premises and equipment	(3,838)	(7,312)
Net cash used in investing activities	(206,374)	(25,249)

Cash flows from financing activities
Net increase in deposits	49,634	651,883
Proceeds from advances from Federal Home Loan Bank	268,000	319,000
Repayments of advances from Federal Home Loan Bank	(248,000)	(333,000)
Net increase (decrease) in advances by borrowers for taxes and insurance	544	(424)
Net cash provided by financing activities	70,178	637,459
Net (decrease) increase in cash and cash equivalents	(138,640)	608,646
Cash and cash equivalents at beginning of period	193,446	316,445
Cash and cash equivalents at end of period	$54,806	$925,091

See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP
Consolidated Statements of Cash Flows
(Unaudited)

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$3,335	$8,197
Income taxes	120	150

Supplemental noncash disclosures
Transfers of assets to held for sale	$—	$892
Lease liabilities arising from obtaining right-of-use assets	—	2,168

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

Basis of Financial Statement Presentation: The consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles. Certain information and note disclosures usually included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for the preparation of the Quarterly Reports on Form 10-Q and with Regulation S-X. The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and revenues and expenses for the period. Actual results could differ from those estimates. Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net income or shareholders’ equity. The results of operations and other data presented for the three and six months ended June 30, 2022 are not necessarily indicative of the results of operations that may be expected for subsequent periods or the full year results. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed on March 14, 2022.

The accounting policies of the Company conform to U.S. GAAP and to general practice within the financial services industry. A discussion of these policies can be found in Note 1, Summary of Significant Accounting Policies, included in the Company’s 2021 Annual Report on Form 10-K. There have been no changes to the Company’s significant accounting policies since December 31, 2021.

Segment Reporting: The Company operates as a single operating segment for financial reporting purposes.

Adoption of New Accounting Standards: No new accounting standards were adopted during the three and six months ended June 30, 2022.

Accounting Standards Not Yet Adopted: As an “emerging growth company” as defined in Title 1 of the Jumpstart Our Business Startups (JOBS) Act prior to December 31, 2019, the Company elected to use the extended transition period to delay the adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements were made applicable to private companies.

The FASB issued, but the Company has not yet adopted, ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” to replace the incurred loss model for loans and other financial assets with an expected loss model, which is referred to as the current expected credit loss (“CECL”) model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables and held-to maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in certain leases recognized by a lessor. In addition, the

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

amendments in Topic 326 require credit losses on available-for-sale securities to be presented as a valuation allowance rather than a direct write-down on the basis of the securities. The Company is required to adopt this standard by January 1, 2023.

The change from an incurred loss model to an expected loss model represents a fundamental shift from existing GAAP and may result in a material increase to the Company's accounting for credit losses on financial instruments. To prepare for implementation of the new standard the Company has established a cross functional steering committee comprised of members from different disciplines including finance, credit, risk management, internal audit, lending, and operations, among others. The Company has also engaged a third-party consultant to assist with model development, data governance and operational controls to support the adoption of this ASU. A detailed implementation plan has been developed which includes assessing the processes, portfolio segmentation, model development and validation, and system requirements and resources needed. The Company has begun to evaluate the effect that this ASU will have on its financial statements and related disclosures. The Company expects the new credit models will include additional assumptions used to calculate credit losses over the estimated life of the financial assets and will include the impact of forecasted macroeconomic conditions. The Company has a system provider for modeling. Upon the Company's adoption of CECL, the change from the incurred loss model to the CECL model will be recognized through an adjustment to retained earnings. The future impact of CECL on the Company’s allowance for credit losses, and provision expense, subsequent to initial adoption, will depend on changes in the loan portfolio, economic conditions, and refinements to key assumptions including forecasting and qualitative factors. Furthermore, the adoption of ASU 2016-13 will necessitate that we establish an allowance for expected credit losses for certain debt securities and other financial assets, however we do not expect these allowances to be significant.

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

In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848): Scope”. The update specifically addresses whether Topic 848 applies to derivative instruments that do not reference a rate that is expected to be discontinued but that instead use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform, commonly referred to as the “discounting transition.” This ASU extends certain optional expedients provided in Topic 848 to contract modifications and derivatives affected by the discounting transition. The amendments in ASU 2021-01 may be applied under a retrospective approach as of any date from the beginning of an interim period that includes or is after March 12, 2020 or prospectively to new modifications made on or after any date within the interim period including January 7, 2021. The update is in effect for a limited time from March 12, 2020 through December 31, 2022. The update is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In March 2022, the FASB issued ASU No. 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures”. The amendments in this ASU were issued to (1) eliminate accounting guidance for TDRs by creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty; (2) require disclosures of current period gross write-offs by year of origination for financing receivables and net investments in leases. For entities that have adopted the amendments in ASU 2016-13, Measurement of Credit Losses on Financial Instruments, this update will be effective for financial statements issued for fiscal years and interim periods beginning after December

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

15, 2022. Early adoption is permitted. The amendments in this ASU should be applied prospectively, except for the transition method related to the recognition and measurement of TDRs, where there is an option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. The Company is currently evaluating the impact of this standard to the Consolidated Financial Statements.

NOTE 2 – SECURITIES

The amortized cost of securities available for sale and their estimated fair values at June 30, 2022 and December 31, 2021 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(In thousands)
June 30, 2022
Available for sale
U.S. Treasury Note	$46,938	$—	$(2,304)	$44,634
Corporate Bonds	85,092	55	(3,852)	81,295
U.S. Government agency obligations	22,036	24	(745)	21,315
Obligations issued by U.S. states and their political subdivisions	17,195	68	(350)	16,913
Mortgage-backed securities: Residential one-to-four family	173,406	3	(17,234)	156,175
Multifamily	27,509	—	(832)	26,677
Asset-backed securities	5,527	—	(353)	5,174
Total available-for-sale	$377,703	$150	$(25,670)	$352,183

December 31, 2021
Available for sale
U.S. Treasury Note	$36,933	$4	$(105)	$36,832
Corporate Bonds	86,118	1,791	(290)	87,619
U.S. Government agency obligations	23,462	46	(179)	23,329
Obligations issued by U.S. states and their political subdivisions	19,172	1,152	—	20,324
Mortgage-backed securities: Residential one-to-four family	116,166	140	(1,905)	114,401
Multifamily	35,412	598	(94)	35,916
Asset-backed securities	6,538	3	(70)	6,471
Total available-for-sale	$323,801	$3,734	$(2,643)	$324,892

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost of securities held-to-maturity and their estimated fair values at June 30, 2022 and December 31, 2021, are as follows:

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value

	(In thousands)
June 30, 2022
Held-to-maturity
Corporate bonds	$14,600	$—	$(1,037)	$13,563
Asset-backed securities	15,194	—	(1,829)	13,365
Total held-to-maturity	$29,794	$—	$(2,866)	$26,928

	(In thousands)
December 31, 2021
Held-to-maturity
Corporate bonds	$8,000	$—	$(59)	$7,941
Asset-backed securities	15,281	—	(373)	14,908
Total Held-to-maturity	$23,281	$—	$(432)	$22,849

Proceeds from sales and calls of securities available for sale totaled $2.4 million, resulting in gross realized gains of $14 thousand and no gross losses realized during the three and six months ended June 30, 2022, respectively. During the three and six months ended June 30, 2021, proceeds from sales and calls of securities available for sale totaled $4.0 million, resulting in no gain or loss realized.

Securities pledged at June 30, 2022 and December 31, 2021, had a carrying amount of $4.5 million and $9.1 million, respectively, and were pledged to secure borrowings, public deposits and derivatives as needed.

The amortized cost and fair value of debt securities are shown below by contractual maturity. Expected maturities on mortgage-backed securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. Securities not due at a single maturity are shown separately.

	June 30, 2022
	Amortized Cost	Estimated Fair Value

	(In thousands)
Available-for-sale
Due in one year or less	$4,538	$4,542
Due from one year to five years	100,219	96,386
Due from five to ten years	50,184	48,033
Due after ten years	16,320	15,196
Mortgage-backed and asset-backed securities	206,442	188,026
Total	$377,703	$352,183

Held-to-maturity
Due from one year to five years	$18,645	$17,164
Due from five to ten years	11,149	9,764
Total	$29,794	$26,928

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize available-for-sale securities with unrealized losses at June 30, 2022 and December 31, 2021, aggregated by major security type and length of time in a continuous loss position.

	Less than 12 Months		12 Months or More		Total
	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value

	(In thousands)
June 30, 2022
Available for sale
U.S. Treasury Note	$(1,424)	$38,604	$(880)	$6,030	$(2,304)	$44,634
Corporate Bonds	(3,379)	67,385	(473)	4,858	(3,852)	72,243
U.S. Government agency obligations	(437)	9,562	(308)	6,524	(745)	16,086
Obligations issued by U.S. states and their political subdivisions	(350)	6,172	—	—	(350)	6,172
Mortgage-backed securities:
Residential one-to-four family	(10,349)	109,118	(6,885)	46,963	(17,234)	156,081
Multifamily	(697)	26,121	(135)	556	(832)	26,677
Asset-backed securities	(168)	3,832	(185)	1,342	(353)	5,174
Total available-for-sale	$(16,804)	$260,794	$(8,866)	$66,273	$(25,670)	$327,067

	Less than 12 Months		12 Months or More		Total
	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value

	(In thousands)
December 31, 2021
Available for sale
U.S. Treasury Note	$(105)	$16,814	$—	$—	$(105)	$16,814
Corporate Bonds	(290)	17,183	—	—	(290)	17,183
U.S. Government agency obligations	(49)	9,951	(130)	7,980	(179)	17,931
Mortgage-backed securities:
Residential one-to-four family	(1,761)	104,805	(144)	3,009	(1,905)	107,814
Multifamily	—	—	(94)	910	(94)	910
Asset-backed securities	(70)	4,458	—	—	(70)	4,458
Total available-for-sale	$(2,275)	$153,211	$(368)	$11,899	$(2,643)	$165,110

There were no other-than-temporary impairment (“OTTI”) charges for the three and six months ended June 30, 2022 or June 30, 2021, respectively. The number of available for sale securities in an unrealized loss position at June 30, 2022 totaled 96, compared with 44 at December 31, 2021. The increase in the number of securities in an unrealized loss position at June 30, 2022 was due to higher current market interest rates compared to rates at December 31, 2021. Of the 96 available for sale securities in an unrealized loss position at June 30, 2022, 59 are comprised of U.S. Government agency obligations, Treasury notes, and mortgage-backed securities. These securities were all issued by U.S. Government-sponsored entities and agencies, which the government has affirmed its commitment to support. There were also five municipal bonds, 29 investment grade corporate bonds and three asset-backed securities in an unrealized loss position. The Company does not consider these securities to be other-than-temporarily impaired due to the decline in fair value being attributable to changes in interest rates and liquidity, not credit quality. The Company also does not intend to sell these securities, nor does it foresee being required to sell them before the anticipated recovery (maturity).

The Company did not have any held to maturity securities in an unrecognized loss position for more than twelve months at June 30, 2022 and December 31, 2021. The number of held to maturity securities in an unrecognized loss position at June 30, 2022 totaled nine, compared with four at December 31, 2021. The increase in the number of securities in an unrecognized loss position at June 30, 2022, was due to higher current market interest rates compared to rates at December 31, 2021. At June 30, 2022, held to maturity securities in an aggregate unrecognized loss position for less than twelve months included two asset-backed securities with total fair value of $13.4 million in an aggregate unrecognized loss position of $1.8 million and seven investment grade corporate bonds with total

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

fair value of $13.6 million in an aggregate unrecognized loss position of $1.0 million. At December 31, 2021, held to maturity securities in an aggregate unrecognized loss position for less than twelve months included two asset-backed securities with total fair value of $14.9 million in an aggregate unrecognized loss position of $373 thousand and two investment grade corporate bonds with total fair value of $6.9 million in an aggregate unrecognized loss position of $59 thousand.

NOTE 3 – LOANS RECEIVABLE, NET

A summary of loans receivable, net at June 30, 2022 and December 31, 2021, is as follows:

	June 30, 2022	December 31, 2021

	(In thousands)
Residential one-to-four family	$590,151	$560,976
Multifamily	579,183	515,240
Non-residential	211,683	141,561
Construction	21,010	23,419
Junior liens	16,421	18,464
Commercial and industrial (including PPP)	5,957	21,563
Consumer and other	47	87
Total gross loans	1,424,452	1,281,310
Deferred fees, costs and premiums and discounts, net	3,821	6,299
Total loans	1,428,273	1,287,609
Allowance for loan losses	(14,050)	(14,425)
Loans receivable, net	$1,414,223	$1,273,184

The commercial and industrial portfolio is comprised of general commercial and industrial loans, including Small Business Administration (“SBA”) and Paycheck Protection Program (“PPP”) loans. At June 30, 2022, PPP loans totaled $2.0 million, net of unearned deferred fees.

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
•Commercial and Industrial Loans consist of SBA Paycheck Protection Program loans and other loans that are originated or purchased. This program originated from the Coronavirus Aid Relief and Economic Security (“CARES”) Act. The SBA will forgive loans if all employee retention criteria are met, and the funds are used for eligible expenses.
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

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables presents the activity in the Company’s allowance for loan losses by class of loans based on the most recent analysis performed for the three and six months ended June 30, 2022, and 2021:

	Residential One-To-Four Family	Multifamily	Non-Residential	Construction	Junior Liens	Commercial and Industrial (including PPP)	Consumer and Other	Unallocated	Total

	(In thousands)
Three Months Ended June 30, 2022
Allowance for loan losses
Beginning balance	$2,610	$4,776	$3,465	$1,905	$549	$71	$—	$89	$13,465
Charge-offs	—	—	—	—	—	—	(9)	—	(9)
Recoveries	—	—	—	—	—	—	—	—	—
(Recovery of) provision for loan losses	(28)	363	175	189	(81)	(29)	9	(4)	594
Total ending allowance balance	$2,582	$5,139	$3,640	$2,094	$468	$42	$—	$85	$14,050

Six Months Ended June 30, 2022
Allowance for loan losses
Beginning balance	$2,822	$5,263	$2,846	$2,678	$636	$51	$38	$91	$14,425
Charge-offs	—	—	—	—	—	—	(19)	—	(19)
Recoveries	—	—	—	—	—	—	2	—	2
(Recovery of) provision for loan losses	(240)	(124)	794	(584)	(168)	(9)	(21)	(6)	(358)
Total ending allowance balance	$2,582	$5,139	$3,640	$2,094	$468	$42	$—	$85	$14,050

Three Months Ended June 30, 2021
Allowance for loan losses
Beginning balance	$3,342	$5,748	$3,145	$2,928	$813	$7	$44	$123	$16,150
Charge-offs	—	—	—	—	—	—	(4)	—	(4)
Recoveries	—	—	—	—	—	—	—	—	—
(Recovery of) provision for loan losses	(424)	(398)	98	257	(55)	(3)	2	(30)	(553)
Total ending allowance balance	$2,918	$5,350	$3,243	$3,185	$758	$4	$42	$93	$15,593

Six Months Ended June 30, 2021
Allowance for loan losses
Beginning balance	$3,579	$5,460	$3,244	$3,655	$916	$2	$48	$55	$16,959
Charge-offs	—	—	—	—	—	—	(5)	—	(5)
Recoveries	—	—	—	—	—	—	—	—	—
(Recovery of) provision for loan losses	(661)	(110)	(1)	(470)	(158)	2	(1)	38	(1,361)
Total ending allowance balance	$2,918	$5,350	$3,243	$3,185	$758	$4	$42	$93	$15,593

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table represents the allocation of allowance for loan losses and the related recorded investment (including deferred fees and costs) in loans by loan portfolio segment disaggregated based on the impairment methodology at June 30, 2022 and December 31, 2021:

	Residential One-To-Four Family	Multifamily	Non-Residential	Construction	Junior Liens	Commercial and Industrial (including PPP)	Consumer and Other	Unallocated	Total

	(In thousands)
June 30, 2022
Allowance for loan losses:
Individually evaluated for impairment	$30	$—	$—	$—	$—	$—	$—	$—	$30
Collectively evaluated for impairment	2,552	5,139	3,640	2,094	468	42	—	85	14,020
Total	$2,582	$5,139	$3,640	$2,094	$468	$42	$—	$85	$14,050

Loans receivable:
Individually evaluated for impairment	$9,179	$659	$3,595	$—	$54	$—	$—	$—	$13,487
Collectively evaluated for impairment	584,384	579,401	207,834	20,762	16,483	5,875	47	—	1,414,786
Total	$593,563	$580,060	$211,429	$20,762	$16,537	$5,875	$47	$—	$1,428,273

December 31, 2021
Allowance for loan losses:
Individually evaluated for impairment	$31	$—	$—	$—	$—	$—	$37	$—	$68
Collectively evaluated for impairment	2,791	5,263	2,846	2,678	636	51	1	91	14,357
Total	$2,822	$5,263	$2,846	$2,678	$636	$51	$38	$91	$14,425

Loans receivable:
Individually evaluated for impairment	$10,169	$684	$4,577	$—	$55	$—	$37	$—	$15,522
Collectively evaluated for impairment	556,314	515,884	136,957	23,420	18,495	20,966	51	—	1,272,087
Total	$566,483	$516,568	$141,534	$23,420	$18,550	$20,966	$88	$—	$1,287,609

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information related to impaired loans by class of loans as of June 30, 2022, June 30, 2021 and December 31, 2021:

	June 30, 2022			Six Months Ended June 30, 2022
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized

	(In thousands)
With no related allowance recorded:
Residential one-to-four family	$7,771	$8,054	$—	$8,088	$61	$58
Multifamily	659	659	—	671	13	10
Non-residential	3,755	3,595	—	3,645	89	78
Construction	—	—	—	—	—	—
Commercial and Industrial (including PPP)	—	—	—	—	—	—
Junior liens	54	54	—	55	1	1
	12,239	12,362	—	12,459	164	147
With an allowance recorded:
Residential one-to-four family	1,122	1,125	30	743	23	20
Multifamily	—	—	—	—	—	—
Non-residential	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial and Industrial (including PPP)	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
	1,122	1,125	30	743	23	20
Total	$13,361	$13,487	$30	$13,202	$187	$167

	June 30, 2021			Six Months Ended June 30, 2021
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized

	(In thousands)
With no related allowance recorded:
Residential one-to-four family	$9,362	$9,608	$—	$11,578	$6	$5
Multifamily	1,675	1,048	—	1,562	24	21
Non-residential	4,881	4,718	—	5,696	114	101
Construction and land	—	—	—	—	—	—
Commercial and Industrial (including PPP)	—	—	—	—	—	—
Junior liens	57	57	—	67	1	1
	15,975	15,431	—	18,903	145	128
With an allowance recorded:
Residential one-to-four family	1,077	1,077	36	1,626	37	33
Multifamily	—	—	—	—	—	—
Non-residential	—	—	—	—	—	—
Construction and land	—	—	—	—	—	—
Commercial and Industrial (including PPP)	—	—	—	—	—	—
Consumer and other	41	41	41	50	1	1
	1,118	1,118	77	1,676	38	34
Total	$17,093	$16,549	$77	$20,579	$183	$162

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2021			Twelve Months Ended December 31, 2021
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized

	(In thousands)
With no related allowance recorded:
Residential one-to-four family	$8,744	$9,108	$—	$9,534	$75	$75
Multifamily	684	684	—	1,170	26	24
Non-residential	4,725	4,577	—	4,869	210	196
Construction	—	—	—	—	—	—
Commercial and Industrial (including PPP)	—	—	—	—	—	—
Junior liens	55	55	—	57	3	3
	14,208	14,424	—	15,630	314	298
With an allowance recorded:
Residential one-to-four family	1,062	1,061	31	1,243	50	46
Multifamily	—	—	—	—	—	—
Non-residential	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial and Industrial (including PPP)	—	—	—	—	—	—
Consumer and other	37	37	37	41	2	2
	1,099	1,098	68	1,284	52	48
Total	$15,307	$15,522	$68	$16,914	$366	$346

The recorded investment in loans includes deferred fees, costs and discounts. For purposes of this disclosure, the unpaid principal balance is not reduced for partial charge-offs.

The total recorded investment of loans whose terms have been modified in TDRs was $4.9 million and $5.4 million as of June 30, 2022 and December 31, 2021, respectively. The Company has allocated $30 thousand and $68 thousand, respectively, of specific reserves to TDR loans as of June 30, 2022 and December 31, 2021. The modification of the terms of TDR loans may include one or a combination of the following: a reduction of the stated interest rate of the loan, short-term deferral of payment, or an extension of the maturity date. The Company is not committed to lend any additional amounts to customers with outstanding loans that are classified as TDRs as of June 30, 2022.

A TDR loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no TDRs for which there was a payment default within twelve months following the modification during the periods ended June 30, 2022 and June 30, 2021.

TDRs during the three and six months ended June 30, 2022 totaled $453 thousand, respectively. There were no TDRs during the three and six months ended June 30, 2021. The Company implemented modification programs to provide its borrowers relief from the economic impacts of COVID-19. In accordance with the CARES Act, the Company elected to not apply TDR classification to COVID-19 related loan modifications. Accordingly, these modifications are exempt from TDR classification under U.S. generally accepted accounting principles (“U.S. GAAP”) and were not classified as TDRs. At December 31, 2021, there were no deferrals related to the Cares Act.

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the recorded investment in non-accrual loans and loans past due 90 days or more still on accrual as of June 30, 2022 and December 31, 2021:

	Nonaccrual		Loans Past Due 90 Days and Still Accruing
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021

	(In thousands)
Residential one-to-four family	$9,268	$10,805	$—	$—
Multifamily	—	139	—	—
Non-residential	676	857	—	—
Construction	—	—	—	—
Commercial and industrial (including PPP)	—	—	—	116
Junior liens	54	182	—	—
Total	$9,998	$11,983	$—	$116

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the recorded investment in past due and current loans by loan portfolio class as of June 30, 2022 and December 31, 2021:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans Receivable

		(In thousands)
June 30, 2022
Residential one-to-four family	$1,012	$449	$7,797	$9,258	$584,305	$593,563
Multifamily	—	—	—	—	580,060	580,060
Non-residential	—	—	216	216	211,213	211,429
Construction	—	—	—	—	20,762	20,762
Junior liens	—	—	54	54	16,483	16,537
Commercial and Industrial (including PPP)	—	—	—	—	5,875	5,875
Consumer and other	—	—	—	—	47	47
Total	$1,012	$449	$8,067	$9,528	$1,418,745	$1,428,273

December 31, 2021
Residential one-to-four family	$1,736	$457	$8,936	$11,129	$555,354	$566,483
Multifamily	—	—	—	—	516,568	516,568
Non-residential	—	—	381	381	141,153	141,534
Construction	—	—	—	—	23,420	23,420
Junior liens	—	53	182	235	18,315	18,550
Commercial and Industrial (including PPP)	11	57	116	184	20,782	20,966
Consumer and other		—	—	—	88	88
Total	$1,747	$567	$9,615	$11,929	$1,275,680	$1,287,609

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

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the risk category of loans by class of loans based on the most recent analysis performed as of June 30, 2022 and December 31, 2021:

	Pass	Special Mention	Substandard	Doubtful / Loss	Total

	(In thousands)
June 30, 2022
Residential one-to-four family	$583,851	$266	$9,446	$—	$593,563
Multifamily	579,534	—	526	—	580,060
Non-residential	209,442	1,011	976	—	211,429
Construction	20,762	—	—	—	20,762
Junior liens	16,483	—	54	—	16,537
Commercial and Industrial (including PPP)	5,875	—	—		5,875
Consumer and other	47	—	—	—	47
Total	$1,415,994	$1,277	$11,002	$—	$1,428,273

December 31, 2021
Residential one-to-four family	$555,184	$—	$11,299	$—	$566,483
Multifamily	510,815	5,069	684	—	516,568
Non-residential	140,377	144	1,013	—	141,534
Construction	23,420	—	—	—	23,420
Junior liens	18,368	—	182	—	18,550
Commercial and Industrial (including PPP)	20,966	—	—	—	20,966
Consumer and other	88	—	—	—	88
Total	$1,269,218	$5,213	$13,178	$—	$1,287,609

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

As of June 30, 2022, the Company had the following related to operating leases:

	June 30, 2022	December 31, 2021

	(In thousands)
Right-of-use assets	$24,163	$25,457
Lease liabilities	25,461	26,696
Weighted average remaining lease term for operating leases	11.9 years	12.2 years
Weighted average discount rate used in the measurement of lease liabilities	1.99%	1.97%

The following table is a summary of the Company’s components of net lease cost for the three and six months ended June 30, 2022 and 2021. The variable lease cost primarily represents variable payments such as common area maintenance and utilities.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands)
Operating lease cost	$770	$765	$1,540	$1,512
Finance lease cost	6	6	12	12
Variable lease cost	59	67	113	93
Total lease cost included as a component of occupancy and equipment	$835	$838	$1,665	$1,617

The following table presents supplemental cash flow information related to operating leases:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands)
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$768	$852	$1,525	$1,258
Operating lease liabilities arising from obtaining right-of-use assets (non-cash):
Operating leases	$—	$2,168	$—	$2,168

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Future undiscounted lease payments for operating leases with initial terms of one year or more as of June 30, 2022 are as follows:

Through June 30,	(In thousands)
2023	$2,939
2024	2,710
2025	2,499
2026	2,310
2027	2,227
Thereafter	16,177
Total undiscounted lease payments	28,862
Less: imputed interest	(3,401)
Total	$25,461

NOTE 5 – DEPOSITS

Deposits at June 30, 2022 and December 31, 2021, are summarized as follows:

	June 30, 2022	December 31, 2021

	(In thousands)
Non-interest bearing deposits	$52,036	$44,894
NOW and demand accounts	455,776	363,419
Savings	358,166	364,932
Time deposits	430,696	473,795
Total	$1,296,674	$1,247,040

Money market accounts are included within the NOW and demand accounts and savings captions. Included in time deposits are brokered deposits totaling $12.0 million at June 30, 2022. There were no brokered deposits at December 31, 2021.

Time deposits mature as follows for the years ending December 31:

(In thousands)
Remainder of 2022	$201,843
2023	174,784
2024	36,405
2025	10,607
2026	5,564
2027	1,493
$430,696

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

At June 30, 2022, the principal balance on the ESOP loan is $21.8 million. There were no contributions to the ESOP during the three and six months ended June 30, 2022, as loan payments are made annually during the fourth quarter of each year. ESOP shares are committed for release from unallocated and compensation expense are recognized over the service period. For the three months ended June 30, 2022, 22,818 shares were committed to be released from unallocated and ESOP compensation expense totaled $282 thousand. For the six months ended June 30, 2022, 45,636 shares were committed to be released from unallocated and ESOP compensation expense totaled $604 thousand. There was no ESOP compensation expense for the three and six months ended June 30, 2021.

Shares held by the ESOP were as follows:

June 30, 2022
(Dollars in thousands)

Allocated to participants	91,272
Unallocated	2,190,528
Total ESOP shares	2,281,800

Fair value of unallocated shares at June 30, 2022	$26,264

The fair value of the unallocated shares at June 30, 2022 was computed using the closing trading price of the Company’s common stock on June 30, 2022.

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

Interest rate swaps with notional amounts totaling $109.0 million at June 30, 2022 and December 31, 2021, were designated as cash flow hedges of certain Federal Home Loan Bank advances and were determined to be highly effective during all periods presented. The Company expects the hedges to remain highly effective during the remaining terms of the swaps.

Summary information about the interest-rate swaps designated as cash flow hedges as of period-end is as follows:

	June 30, 2022	December 31, 2021

	(Dollars in thousands)
Notional amounts	$109,000	$109,000
Weighted average pay rates	1.4577%	1.4577%
Weighted average receive rates	1.5944%	0.1742%
Weighted average maturity	4.7 years	5.3 years

Gross unrealized gain included in other assets	$7,672	$1,313
Gross unrealized loss included in other liabilities	—	1,559
Unrealized gains (losses), net	$7,672	$(246)

At June 30, 2022, the Company held $8.4 million as cash collateral pledged from the counterparty for these interest-rate swaps. At June 30, 2022, the Company had no securities pledged to the counterparty. At December 31, 2021, securities pledged as collateral for these swaps totaled $5.6 million

Interest expense recorded on these swap transactions is reported as a component of interest expense on FHLB advances. Interest expense during the three months ended June 30, 2022 and 2021 totaled $146 thousand and $353 thousand, respectively. Interest expense for the six months ended June 30, 2022 and 2021 totaled $468 thousand and $690 thousand, respectively. At June 30, 2022, the Company expected $435 thousand of the unrealized gain to be reclassified as a reduction to interest expense during the remainder of 2022.

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Cash Flow Hedge

The effect of cash flow hedge accounting on accumulated other comprehensive income for the three and six months ended June 30, 2022 and June 30, 2021 is as follows:

	Amount of Gain (Loss) Recognized in OCI (Net of Tax) on Derivative (1)	Location of Gain (Loss) Reclassified from OCI into Income/(Expense)	Amount of Gain (Loss) Reclassified from OCI to Income/(Expense)

	(In thousands)
Three months ended June 30, 2022
Interest rate contracts	$2,360	Interest Expense	$(146)

Three months ended June 30, 2021
Interest rate contracts	$(895)	Interest Expense	$(353)

Six Months Ended June 30, 2022
Interest rate contracts	$7,919	Interest Expense	$(468)

Six months ended June 30, 2021
Interest rate contracts	$2,419	Interest Expense	$(690)
(1) Net of tax, adjusted for deferred tax valuation allowance, at June 30, 2022. There was no deferred tax valuation allowance at June 30, 2021.

NOTE 8 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income represents the net unrealized holding gains on securities available-for-sale, derivatives and the funded status of the Company’s post-retirement plans, as of the consolidated balance sheet dates, net of the related tax effect.

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the components of other comprehensive (loss) income both gross and net of tax, inclusive of a deferred tax valuation allowance, for the periods indicated.

	Three Months Ended June 30,
	2022			2021
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax

	(In thousands)
Components of Other Comprehensive (Loss) Income:
Unrealized (loss) gain on securities available for sale:
Unrealized (loss) gain arising during the period	$(10,808)	$3	$(10,805)	$1,888	$(567)	$1,321
Reclassification adjustment for gains included in net income	(14)	—	(14)	—	—	—
Total	(10,822)	3	(10,819)	1,888	(567)	1,321
Unrealized gain (loss) on cash flow hedge:
Unrealized gain (loss) arising during the period	2,214	—	2,214	(1,598)	449	(1,149)
Reclassification adjustment for losses included in net income	146	—	146	353	(99)	254
Total	2,360	—	2,360	(1,245)	350	(895)
Post-Retirement plans:
Net benefit arising from plan amendment (1)	164	—	164	—	—	—
Reclassification adjustment for amortization of:
Net actuarial loss	52	—	52	52	(15)	37
Total	216	—	216	52	(15)	37
Total other comprehensive (loss) income:	$(8,246)	$3	$(8,243)	$695	$(232)	$463
(1) Benefit arising from plan amendment approved in June 2022.

	Six Months Ended June 30,
	2022			2021
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax

	(In thousands)
Components of Other Comprehensive (Loss) Income:
Unrealized loss on securities available for sale:
Unrealized loss arising during the period	$(26,596)	$52	$(26,544)	$(1,753)	$320	$(1,433)
Reclassification adjustment for gains included in net income	(14)	—	(14)	—	—	—
Total	(26,610)	52	(26,558)	(1,753)	320	(1,433)
Unrealized gain on cash flow hedge:
Unrealized gain arising during the period	7,451	—	7,451	2,676	(754)	1,922
Reclassification adjustment for losses included in net income	468	—	468	690	(193)	497
Total	7,919	—	7,919	3,366	(947)	2,419
Post-Retirement plans:
Net benefit arising from plan amendment (1)	164	—	164	—	—	—
Reclassification adjustment for amortization of:
Net actuarial loss	100	—	100	104	(30)	74
Total	264	—	264	104	(30)	74
Total other comprehensive (loss) income:	$(18,427)	$52	$(18,375)	$1,717	$(657)	$1,060
(1) Benefit arising from plan amendment approved in June 2022.

.

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the changes in accumulated other comprehensive income by component, net of tax, inclusive of a deferred tax valuation allowance, for the periods indicated:

	Unrealized Gains and (Losses) on Cash Flow Hedges	Unrealized Gains and (Losses) on Available-for-sale Securities	Post-Retirement Plans	Total

	(In thousands)
Balance at December 31, 2021	$(246)	$1,091	$(1,217)	$(372)
Other comprehensive income (loss) before reclassification	7,451	(26,544)	164	(18,929)
Amounts reclassified from accumulated other comprehensive income	468	(14)	100	554
Net current period other comprehensive gain (loss)	7,919	(26,558)	264	(18,375)
Balance at June 30, 2022	$7,673	$(25,467)	$(953)	$(18,747)

Balance at December 31, 2020	$(3,986)	$4,208	$(1,253)	$(1,031)
Other comprehensive income (loss) before reclassification	1,922	(1,433)	—	489
Amounts reclassified from accumulated other comprehensive income	497	—	74	571
Net current period other comprehensive gain (loss)	2,419	(1,433)	74	1,060
Balance at June 30, 2021	$(1,567)	$2,775	$(1,179)	$29

The following table presents information about amounts reclassified from accumulated other comprehensive income (loss) to the consolidated statements of operations for the periods indicated:

Details about Accumulated Other Comprehensive Income Components	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Statement Where Net Income is Presented
	2022	2021	2022	2021

	(In thousands)
Unrealized gains on securities available for sale: Realized (losses) gains on securities available for sale	$14	$—	$14	$—	(Loss) gain on sales and calls of securities
Losses on cash flow hedges:
Interest rate contracts	(146)	(353)	(468)	(690)	Interest (expense) income

Amortization of post-retirement plan items:
Net actuarial loss	(52)	(52)	(100)	(104)	Compensation and employee benefits
Total tax effect	—	114	—	223	Income tax expense
Total reclassification for the period, net of tax	$(184)	$(291)	$(554)	$(571)

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

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the fair value of assets and liabilities as of June 30, 2022:

		Fair Value Measurements at June 30, 2022, Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
Measured on a recurring basis:
Financial assets
Securities available for sale:
U.S. Treasury Note	$44,634	$44,634	$—	$—
Domestic Corporate Bonds	81,295	—	81,295	—
U.S. Government agency obligations	21,315	16,417	4,898	—
Obligations issued by U.S. states and their political subdivisions	16,913	—	16,913	—
Mortgage-backed securities:
Residential one-to-four family	156,175	—	156,175	—
Multifamily	26,677	—	26,677	—
Asset-backed securities	5,174	—	5,174	—
Total securities available for sale	352,183	61,051	291,132	—
Derivatives	7,672	—	7,672	—
Total financial assets measured on a recurring basis	$359,855	$61,051	$298,804	$—

The following table summarizes the fair value of assets and liabilities as of December 31, 2021:

		Fair Value Measurements at December 31, 2021, Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

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

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Other Fair Value Disclosures

Fair value estimates, methods and assumptions for the Company’s financial instruments that are not recorded at fair value on a recurring or non-recurring basis are set forth below.

Securities held-to-maturity: The Company’s debt securities held-to-maturity portfolio is carried at amortized cost. The fair values of debt securities held-to-maturity are provided by a third-party pricing service. The pricing service may use quoted market prices of comparable instruments or a variety of other forms of analysis, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, benchmark yields, credit spreads, default rates, prepayment speeds and non-binding broker quotes.

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

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the book value, fair value, and placement in the fair value hierarchy of financial instruments not recorded at fair values in their entirety on a recurring basis on the Company’s balance sheet at June 30, 2022 and December 31, 2021. The fair value measurements presented are consistent with Topic 820, Fair Value Measurement, in which fair value represents exit price. These tables exclude financial instruments for which the carrying amount approximates fair value. Financial instruments for which the carrying amount approximates fair value include cash and cash equivalents, other investments, non-maturity deposits, overnight borrowings, and accrued interest, which are excluded from the table below.

		Fair Value Measurements at June 30, 2022, Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Book Value	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
Financial assets
Securities held-to-maturity	$29,794	$—	$26,928	$—
Loans, net	1,414,223	—	—	1,330,052

Financial liabilities
Time Deposits	430,696	—	420,751	—
Federal Home Loan advances	205,500	—	200,675	—

		Fair Value Measurements at December 31, 2021, Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Book Value	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
Financial assets
Securities held-to-maturity	$23,281	$—	$22,849	$—
Loans, net	1,273,184	—	—	1,266,799

Financial liabilities
Time Deposits	473,795	—	470,732	—
Federal Home Loan advances	185,500	—	182,795	—

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – REVENUE FROM CONTRACTS WITH CUSTOMERS AND OTHER INCOME

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income in the Statement of Operations. The following table presents the Company’s sources of revenue from contracts with customers for the three and six months ended June 30, 2022 and 2021, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands)		(In thousands)
Noninterest income
Service charges on deposits	$267	$266	$496	$459
Interchange income	10	9	19	16
Total Revenue from Contracts with Customers	$277	$275	$515	$475

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

There were no securities or other contracts that had a dilutive effect during the three and six months ended June 30, 2022, and therefore the weighted-average common shares outstanding used to calculate both basic and diluted EPS are the same. Shares held by the Employee Stock Ownership Plan (“ESOP”) that have not been allocated to employees in accordance with the terms of the ESOP, referred to as “unallocated ESOP shares”, are not deemed outstanding for earnings per share calculations. Earnings per share data is not applicable for the three and six months ended June 30, 2021 as the Company had no shares outstanding.

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
	(Income In thousands)
Net income applicable to common shares	$40	$593

Average number of common shares outstanding	28,522,500	28,522,500
Less: Average unallocated ESOP shares	2,156,176	2,167,521
Average number of common shares outstanding used to calculate basic earnings per common share	26,366,324	26,354,979
Common stock equivalents	—	—
Earnings per common share basic and diluted	$—	$0.02

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

Stock Repurchase Program
On July 20, 2022, the Company announced it had adopted a program to repurchase up to 2,852,250 shares, or 10%, of its outstanding common stock. As of August 11, 2022, 105,759 shares totaling $1.2 million had been acquired under the repurchase plan at an average price per share of $11.69.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section is intended to assist in the understanding of the financial performance of the Company and its subsidiary through a discussion of our financial condition as of June 30, 2022, and our results of operations for the three and six month periods ended June 30, 2022 and 2021. This section should be read in conjunction with the unaudited interim condensed consolidated financial statements and notes thereto of the Company appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

COVID-19 Pandemic

The COVID-19 pandemic has had, and may continue to have, an adverse impact on the Company, its clients and the communities it serves. Given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 pandemic on our business.

Comparison of Operating Results for the Three and Six Month Periods Ended June 30, 2022 and 2021

General. Net income was $40 thousand for the three months ended June 30, 2022 compared to a net loss of $1.0 million for the three months ended June 30, 2021. Net income was $593 thousand for the six months ended June 30, 2022 compared to a net loss of $1.7 million for the six months ended June 30, 2021.

Interest Income. Interest income increased $1.1 million, or 7.8%, to $14.9 million for the three months ended June 30, 2022 from $13.8 million for the three months ended June 30, 2021, driven by an increase of $723 thousand in interest income from securities and $388 thousand from loans. The average balance of securities and loans increased $125.8 million and $83.6 million, respectively, while the average balance of cash decreased $333.9 million. The yield on average interest-earning assets increased 42 basis points to 3.19% for the three months ended June 30, 2022 from 2.77% for three months ended June 30, 2021.

Interest income increased $728 thousand, or 2.6%, to $28.5 million for the six months ended June 30, 2022 from $27.7 million for the six months ended June 30, 2021, primarily due to an increase of $1.1 million in interest income from securities partially offset by a decrease of $218 thousand in interest income from loans. The average balance of securities and loans increased $117.9 million and $34.1 million, respectively, while the average balance of cash decreased $223.3 million. Interest income and average balances of loans for the six months ended June 30, 2022 as compared to the 2021 period was lower driven by elevated PPP fee income in the prior periodo. The yield on average interest-earning assets increased 20 basis points to 3.09% for the six months ended June 30, 2022 from 2.89% for six months ended June 30, 2021.

Interest Expense. Interest expense decreased $2.2 million, or 55.9%, to $1.7 million for the three months ended June 30, 2022 compared to $3.9 million for the three months ended June 30, 2021, driven by a decrease of $1.4 million in interest expense on deposits, coupled with a decrease of $749 thousand in interest expense on borrowings. The average balance of interest-bearing deposits and FHLB advances decreased $111.2 million and $131.7 million, respectively. An increase of $120.7 million in the average balance of interest-bearing core deposits partially offset by a $231.9 million decrease in the average balances of higher cost time deposits drove a 33 basis point decrease in the cost of deposits and a 39 basis point decrease in the cost of funds. The cost of average interest-bearing liabilities decreased 46 basis points to 0.48% for the three months ended June 30, 2022 from 0.94% for three months ended June 30, 2021.

For the six months ended June 30, 2022, interest expense decreased $4.9 million, or 59.1%, to $3.4 million for the six months ended June 30, 2022 compared to $8.2 million for the six months ended June 30, 2021, driven by a decrease of $3.4 million in interest expense on deposits, coupled with a decrease of $1.5 million in interest expense on borrowings. The average balance of interest-bearing deposits and FHLB advances decreased $122.1 million and $135.5 million, respectively. An increase of $116.3 million in the average balance of interest-bearing core deposits partially offset by a $238.4 million decrease in the average balance of higher cost time deposits drove a 44 basis point decrease in the cost of deposits and a 47 basis point decrease in the cost of funds. The cost of average interest-bearing liabilities decreased 51 basis points to 0.48% for the six months ended June 30, 2022 from 0.99% for six months ended June 30, 2021.

Net Interest Income. For the three months ended June 30, 2022 net interest income was $13.2 million, an increase of $3.3 million, or 33%, compared to $9.9 million for the same period in 2021. Net interest spread increased 88 basis points to 2.71% and net interest margin increased 84 basis points to 1.83%.

For the six months ended June 30, 2022 net interest income was $25.1 million, an increase of $5.6 million, or compared to $19.5 million for same period in 2021. Net interest spread increased 73 basis points to 2.62% and net interest margin increased by 69 basis points to 1.88%.

Provision for Loan Losses. Provisions for loan losses are charged to operations to establish an allowance for loan losses at a level necessary to absorb potential losses inherent in our loan portfolio that are both probable and reasonably estimable at the date of the consolidated financial statements. In evaluating the level of the allowance for loan losses, management analyzes several qualitative loan portfolio risk factors including, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses.

After an evaluation of these factors, the Company recorded a provision for loan losses of $594 thousand for the three months ended June 30, 2022 compared to a release of $553 thousand for the three months ended June 30, 2021. The provision for the three month period ended June 30, 2022 was driven by growth in the multifamily and non-residential portfolios. For the six months ended June 30, 2022, the Company recorded a release of provision for loan losses of $358 thousand compared to a release of $1.4 million for the six months ended June 30, 2021. The release for the six month period ended June 30, 2022 was driven by significant pay downs within the construction portfolio during the three months ended March 31, 2022 coupled with a generally improving economic environment partially offset by the growth in the multifamily and non-residential portfolios.

Total non-performing loans decreased by $2.0 million to $10.0 million at June 30, 2022 compared to $12.0 million at December 31, 2021.

Non-interest Income. Non-interest income decreased $126 thousand, or 20.3%, to $494 thousand for the three months ended June 30, 2022 from $620 thousand for the three months ended June 30, 2021, and increased $134 thousand, or 10.4%, to $1.4 million for the six months ended June 30, 2022 compared to $1.3 million for the six months ended June 30, 2021. The fluctuations in non-interest income for the three and six month periods ending June 30, 2022 were primarily related to prepayment fee activity. Prepayment fees decreased $163 thousand for the three months ended June 30, 2022 to $44 thousand from $207 thousand for the three months ended June 30, 2021. For the six months ended June 30, 2022, prepayment fees increased $175 thousand to $562 thousand from $387 thousand for the six months ended June 30, 2021. Overdraft fees recognized during the three and six months ended June 30, 2022 totaled $69 thousand and $138 thousand, respectively, compared to $52 thousand and $100 thousand for the 2021 periods. Account maintenance fees recognized during the three and six months ended June 30, 2022 totaled $16 thousand and $33 thousand, respectively, compared to $20 thousand and $40 thousand for the 2021 periods.

Non-interest Expense. Non-interest expense increased $1.2 million, or 10.3%, to $13.0 million for the three months ended June 30, 2022 from $11.8 million for the three months ended June 30, 2021 and increased $2.1 million, or 8.5%, to $26.2 million for the six months ended June 30, 2022 from $24.2 million for the six months ended June 30, 2021. For the three months ended June 30, 2022, the increase was driven by increased compensation and benefits costs as the Company continued to hire and retain talent, an increase in fees for professional services due to higher audit, compliance and CECL implementation costs, an increase in other expenses for additional cost related to being a publicly held company and a lower recovery in the provision for commitments and letters of credit. These increases were partially offset by a decrease in data processing costs. The increase in the six month period was also driven by the items described above for the three month period.

Income Tax Expense. The Company recognized income tax expense of $3 thousand for the three months ended June 30, 2022 compared to an income tax expense of $283 thousand for the three months ended June 30, 2021, and income tax expense of $52 thousand for the six months ended June 30, 2022 compared to an income tax benefit of $268 thousand for the six months ended June 30, 2021. The increase in tax expense for the 2022 periods was driven by the $763 thousand and $2.7 million increase in pre-tax income for the three and six months ended June 30, 2022, respectively. The effective tax rate for the six months ended June 30, 2022 and 2021 was 8.1% and (13.3)%, respectively.

At December 31, 2021, the net deferred tax asset totaled $16.8 million. Management assessed the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax asset. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2021. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. On the basis of this evaluation, for the year ended December 31, 2021, a valuation allowance of $16.8 million was recorded.

During the six months ended June 30, 2022, the deferred tax asset, net of the deferred tax liability, increased $4.7 million to $21.5 million. The increase is related to net unrealized losses that arose during the period within Accumulated Other Comprehensive Income (“AOCI”). These losses are primarily due to higher current market interest rates compared to rates at December 31, 2021. The Company recorded an additional valuation allowance of $4.7 million through AOCI during the six months ended June 30, 2022 for total valuation allowance of $21.5 million at June 30, 2022.

The amount of the deferred tax asset considered realizable could be adjusted if estimates of future taxable income increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence, such as our projections for growth. The net deferred tax asset is included in other assets.

Average Balances and Yields

The following tables present information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Average balances have been calculated using daily balances. Non-accrual loans are included in average balances only. Loan fees are included in interest income on loans and are not material.

	Three Months Ended June 30,
	2022			2021
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

	(Dollar in thousands)
Assets:
Loans (1)	$1,369,389	$12,444	3.64%	$1,285,835	$12,056	3.76%
Mortgage-backed securities	205,387	1,066	2.08%	155,566	761	1.96%
Other investment securities	208,958	1,144	2.20%	132,949	726	2.19%
FHLB stock	10,121	116	4.60%	16,102	192	4.79%
Cash and cash equivalents	74,242	108	0.58%	408,162	67	0.07%
Total interest-bearing assets	1,868,097	14,878	3.19%	1,998,614	13,802	2.77%
Non-interest earning assets	68,003			74,211
Total assets	$1,936,100			$2,072,825
Liabilities and shareholders' equity:
NOW, savings, and money market deposits	$800,918	312	0.16%	$680,262	289	0.17%
Time deposits	431,813	638	0.59%	663,707	2,090	1.26%
Interest-bearing deposits	1,232,731	950	0.31%	1,343,969	2,379	0.71%
FHLB advances	187,698	766	1.64%	319,367	1,515	1.90%
Total interest-bearing liabilities	1,420,429	1,716	0.48%	1,663,336	3,894	0.94%
Non-interest bearing deposits	48,763			161,804
Non-interest bearing other	46,688			43,569
Total liabilities	1,515,880			1,868,709
Total shareholders' equity	420,220			204,116
Total liabilities and shareholders' equity	$1,936,100			$2,072,825
Net interest income		$13,162			$9,908
Net interest rate spread (2)			2.71%			1.83%
Net interest margin (3)			2.83%			1.99%

(1) Average loan balances are net of deferred loan fees and costs, premiums and discounts, and includes non-accrual loans.
(2) Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(3) Net interest margin represents net interest income divided by average interest-earning assets.

	Six Months Ended June 30,
	2022			2021
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

	(Dollars in thousands)
Assets:
Loans (1)	$1,325,134	$24,100	3.67%	$1,291,048	$24,318	3.80%
Mortgage-backed securities	188,742	1,788	1.91%	146,861	1,439	1.98%
Other investment securities	203,756	2,164	2.14%	127,732	1,453	2.29%
FHLB stock	10,032	232	4.66%	16,282	402	4.98%
Cash and cash equivalents	131,158	188	0.29%	354,429	132	0.08%
Total interest-bearing assets	1,858,822	28,472	3.09%	1,936,352	27,744	2.89%
Non-interest earning assets	72,945			72,912
Total assets	$1,931,767			$2,009,264
Liabilities and shareholders' equity:
NOW, savings, and money market deposits	780,609	548	0.14%	664,293	593	0.18%
Time deposits	444,889	1,284	0.58%	683,324	4,604	1.36%
Interest-bearing deposits	1,225,498	1,832	0.30%	1,347,617	5,197	0.78%
FHLB advances	186,605	1,539	1.66%	322,063	3,039	1.90%
Total interest-bearing liabilities	1,412,103	3,371	0.48%	1,669,680	8,236	0.99%
Non-interest bearing deposits	46,213			89,116
Non-interest bearing other	47,482			45,588
Total liabilities	1,505,798			1,804,384
Total shareholders' equity	425,969			204,880
Total liabilities and shareholders' equity	$1,931,767			$2,009,264
Net interest income		$25,101			$19,508
Net interest rate spread (2)			2.62%			1.88%
Net interest margin (3)			2.72%			2.03%

(1) Average loan balances are net of deferred loan fees and costs, premiums and discounts, and includes non-accrual loans.
(2) Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(3) Net interest margin represents net interest income divided by average interest-earning assets.

Comparison of Financial Condition at June 30, 2022 and December 31, 2021

Total Assets. Total assets increased $49.8 million, or 2.6%, to $1.96 billion at June 30, 2022 from $1.91 billion at December 31, 2021.

Cash and cash equivalents. Cash and cash equivalents decreased $138.6 million, or 72%, to $54.8 million at June 30, 2022 from $193.4 million at December 31, 2021 as the Company deployed cash into higher yielding loans and securities.

Securities Available-For-Sale. Securities available-for-sale increased $27.3 million, or 8.4%, to $352.2 million at June 30, 2022 from $324.9 million at December 31, 2021 as the Company invested primarily in residential mortgage-backed securities. The investment purchases were partially offset by a decline of $26.6 million in the net unrealized gains/loss position of the portfolio due to the continuing rising interest rate environment during the six months ended June 30, 2022 .

Gross Loans. Gross loans held for investment increased $143.1 million, or 11.2%, to $1.42 billion at June 30, 2022 from $1.28 billion at December 31, 2021. Non-residential loans increased $70.1 million, multifamily loans increased $63.9 million and residential loans increased $29.2 million. Organic originations totaled $248.5 million, including originations of $131.1 million in multifamily loans and $86.3 million non-residential real estate loans. In addition, $73.4 million of conforming residential mortgages in New Jersey were purchased during the period.

The following table presents loans at June 30, 2022 and December 31, 2021 allocated by loan category:

	June 30, 2022	December 31, 2021

	(In thousands)
Residential one-to-four family	$590,151	$560,976
Multifamily	579,183	515,240
Non-residential	211,683	141,561
Construction	21,010	23,419
Junior liens	16,421	18,464
Commercial and industrial (including PPP)	5,957	21,563
Consumer and other	47	87
Total gross loans	1,424,452	1,281,310
Deferred fees, costs, premiums and discounts, net	3,821	6,299
Total loans	1,428,273	1,287,609
Allowance for loan losses	(14,050)	(14,425)
Loans receivable, net	$1,414,223	$1,273,184

The commercial and industrial portfolio includes PPP loans, net of deferred fees, totaling $2.0 million at June 30, 2022 and $16.8 million at December 31, 2021.

The table below presents the balance of non-performing assets on the dates indicated:

	June 30, 2022	December 31, 2021

	(In thousands)
Residential one-to-four family	$9,268	$10,805
Multifamily	—	139
Non-residential	676	857
Construction	—	—
Commercial and industrial (including PPP)	—	—
Junior liens	54	182
Total non-performing assets	$9,998	$11,983

Total Deposits. Total deposits were $1.30 billion at June 30, 2022. Deposits increased $49.6 million, or 4.0% from December 31, 2021. Checking and savings accounts increased $92.7 million, or 12.0%, to $866.0 million at June 30, 2022 from $773.2 million at December 31, 2021. This increase was offset by a decrease in time deposits of $43.1 million, or 9.1%, to $430.7 million at June 30, 2022 from $473.8 million at December 31, 2021. These changes resulted in the ratio of core deposits to total deposits increasing to 66.8% at June 30, 2022 compared to 62.0% at December 31, 2021.

The following table presents the totals of deposit accounts by account type, at the dates shown below:

	June 30, 2022	December 31, 2021

	(In thousands)
Non-interest bearing deposits	$52,036	$44,894
NOW and demand accounts (1)	455,776	363,419
Savings(1)	358,166	364,932
Core deposits	865,978	773,245

Time deposits	430,696	473,795
Total deposits	$1,296,674	$1,247,040
(1) Money market accounts are included within the NOW and demand accounts and Savings captions.

Borrowings. The Company had $205.5 million of borrowings at June 30, 2022, an increase of $20.0 million, or 10.8% from $185.5 million at December 31, 2021. Our borrowings consisted solely of Federal Home Loan Bank of New York advances. Of that total, $109.0 million are associated with longer-dated swap agreements. See Note 7, Derivatives and Hedging Activities, of Notes to Consolidated Financial Statements in “Item 1- Financial Statements.”

Total Shareholders’ Equity. Shareholders’ total equity decreased by $17.2 million, or 4.0%, to $412.3 million at June 30, 2022 compared to $429.5 million at December 31, 2021. The rising rate environment adversely impacted the Company’s investment portfolio, driving a $18.4 million decline in accumulated other comprehensive income. The decrease was partially offset by net income of $593 thousand for the six months ended June 30, 2022.

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

The Bank is subject to various regulatory capital requirements administered by the New Jersey Department of Banking and Insurance (“NJDOBI”) and the Federal Deposit Insurance Corporation (“FDIC”). At June 30, 2022, the Bank exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines.

	Actual		Minimum Capital Adequacy		For Classification With Capital Buffer		For Classification as Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
June 30, 2022
Common equity tier 1	$294,605	22.30%	$59,437	4.50%	$92,457	7.00%	$85,853	6.50%
Tier 1 capital	294,605	22.30%	79,249	6.00%	112,269	8.50%	105,665	8.00%
Total capital	310,377	23.50%	105,665	8.00%	138,686	10.50%	132,082	10.00%
Tier 1 (leverage) capital	294,605	15.14%	77,843	4.00%	N/A	N/A	97,304	5.00%

December 31, 2021
Common equity tier 1	$293,349	25.74%	$51,292	4.50%	$79,787	7.00%	$74,088	6.50%
Tier 1 capital	293,349	25.74%	68,389	6.00%	96,885	8.50%	91,186	8.00%
Total capital	307,624	26.99%	91,186	8.00%	119,681	10.50%	113,982	10.00%
Tier 1 (leverage) capital	293,349	15.00%	78,201	4.00%	N/A	N/A	97,752	5.00%

At June 30, 2022, we had outstanding commitments to originate loans of $70.0 million and unused lines of credit of $59.9 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from June 30, 2022 totaled $315.6 million. Management expects, based on historical experience, that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank of New York advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense. Available borrowing capacity at June 30, 2022 was $49.0 million with Federal Home Loan Bank of New York. We also had a $30.0 million available line of credit with a correspondent bank and a $2.5 million available line of credit with the Federal Reserve Bank of New York at June 30, 2022.

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to originate loans, unused lines of credit and standby letters of credit, which involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. Our exposure to credit loss is represented by the contractual amount of the instruments. We use the same credit policies in making commitments that we do for on-balance sheet instruments. Management believes that our current sources of liquidity are more than sufficient to fulfill our obligations as of June 30, 2022 pursuant to off-balance-sheet arrangements and contractual obligations.

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

The Company has entered into derivative financial instruments to reduce risk associated with interest rate volatility by matching asset maturities and liability maturities. These derivatives had an aggregate notional amount of $109.0 million as of June 30, 2022.

In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it intended to stop compelling banks to submit rates for the calculation of LIBOR after 2021. Most tenors of LIBOR will cease being published on June 30, 2023, although some tenors ceased at the end of 2021. The Bank has not been materially impacted by the partial LIBOR cessations on December 31, 2021. The Alternative Reference Rates Committee has proposed that the Secured Overnight Financing Rate is the rate that represents best practice as the alternative to USD-LIBOR for use in financial contracts that are currently indexed to USD-LIBOR. The Company has approximately $42.4 million in loans, $30.8 million in investments and $109.0 million notional of derivatives which are indexed to USD-LIBOR for which it is monitoring the activity and assessing the related risks. The Company is monitoring and developing transition plans to address potential revisions to documentation, as well as customer management and communication, internal training, financial, operational and risk management implications, and legal and contract management. If LIBOR rates are no longer available and we are required to implement substitute indices for the calculation of interest rates, we may incur expenses in effecting the transition, we may suffer a loss in the conversion to a new rate because the new rate may not be equal to what we were being paid on the LIBOR rate, and may be subject to disputes or litigation with customers and security holders over the appropriateness or comparability to LIBOR of the substitute indices, which could have an adverse effect on our results of operations.

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

The following table sets forth, at June 30, 2022, the calculation of the estimated changes to the Bank’s net interest income, at the bank level, that would result from the specified immediate changes in the United States Treasury yield curve. For purposes of this table, 100 basis points equals 1%.

	Net Interest Income

Change in Interest Rates (basis points)	Amount	Change	Percent
	(Dollars in Thousands)
+400	$52,732	$(4,833)	(8)%
+300	54,098	(3,467)	(6)
+200	55,428	(2,137)	(4)
+100	56,595	(970)	(2)
0	57,565	—	—
-100	55,077	(2,488)	(4)

The following table sets forth, at June 30, 2022, the calculation of the estimated changes in our net portfolio value, at the bank level, that would result from the specified immediate changes in the United States Treasury yield curve. For purposes of this table, 100 basis points equals 1%.

	EVE
Change in Interest Rates (basis points)	Estimated EVE	Estimated Increase (Decrease)		NPV as a Percent of Portfolio Value of Assets
		Amount	Percent	NPV Ratio	Change

	(Dollars in thousands)
+400	$81,488	$(150,869)	(65)%	4%	(8)%
+300	117,085	(115,272)	(50)	6	(6)
+200	155,144	(77,213)	(33)	8	(4)
+100	194,293	(38,064)	(16)	10	(2)
0	232,357	—	—	12	—
-100	264,317	31,960	14	13	2

The table above indicates that at June 30, 2022, in the event of an instantaneous 100 basis point increase in interest rates, we would experience a 16% decrease in EVE. In the event of an instantaneous 100 basis point decrease in interest rates, we would experience a 14% increase in EVE.

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

ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5. OTHER INFORMATION
Not Applicable.

ITEM 6. EXHIBITS

The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1	Certificate of Incorporation of Blue Foundry Bancorp (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-254079)
3.2	Bylaws of Blue Foundry Bancorp (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-254079)
4	Form of Common Stock Certificate of Blue Foundry Bancorp (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-254079)
10.1	Amendment to the Director Retirement Plan II
10.2	Amendment to the Restated Director Retirement Plan for Kenneth Grimbilas
10.3	Amendment to the Restated Director Retirement Plan for Christopher Ely
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from the Company’s Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Financial Condition; (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE FOUNDRY BANCORP

Dated:	August 12, 2022	By:	/s/ James D. Nesci
James D. Nesci
Chief Executive Officer
(Principal Executive Officer)

Dated:	August 12, 2022	By:	/s/ Kelly Pecoraro
Kelly Pecoraro
Chief Financial Officer
(Principal Financial Officer)