Form 10-Q
period 2022-09-30
Blue Foundry Bancorp
filed 2022-11-10
CIK 1846017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

As of November 7, 2022 there were 28,522,500 shares issued and 27,881,922 shares outstanding of the Registrant’s Common Stock, par value $0.01 per share,

BLUE FOUNDRY BANCORP
FORM 10-Q

Part I Financial Information
ITEM 1. FINANCIAL STATEMENTS

BLUE FOUNDRY BANCORP
Consolidated Statements of Financial Condition

	September 30, 2022	December 31, 2021
	(Unaudited)	(Audited)

	(In thousands)
ASSETS
Cash and cash equivalents	$57,324	$193,446
Securities available for sale, at fair value	321,320	324,892
Securities held to maturity (fair value of $26,344 at September 30, 2022 and $22,849 at December 31, 2021)	30,749	23,281
Other investments	15,432	10,182
Loans receivable, net of allowance of $13,600 at September 30, 2022 and $14,425 at December 31, 2021	1,480,837	1,273,184
Interest and dividends receivable	6,431	5,372
Premises and equipment, net	29,992	28,126
Right-of-use assets	25,537	25,457
Bank owned life insurance	22,012	21,662
Other assets	22,284	8,609
Total assets	$2,011,918	$1,914,211

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	$1,266,497	$1,247,040
Advances from the Federal Home Loan Bank	295,500	185,500
Advances by borrowers for taxes and insurance	10,926	9,582
Lease liabilities	26,875	26,696
Other liabilities	14,782	15,922
Total liabilities	1,614,580	1,484,740

Shareholders’ equity
Preferred stock, $0.01 par value, 10,000,000 authorized: none issued	—	—
Common stock $0.01 par value; 70,000,000 shares authorized; 28,522,500 shares issued at September 30, 2022 and December 31, 2021; 28,155,292 and 28,522,500 shares outstanding at September 30, 2022 and December 31, 2021, respectively.	285	285
Additional paid-in capital	278,861	282,006
Retained earnings	171,201	169,457
Treasury stock, at cost: 367,208 shares at September 30, 2022	(4,235)	—
Unallocated common shares held by Employee Stock Ownership Plan	(21,220)	(21,905)
Accumulated other comprehensive loss	(27,554)	(372)
Total shareholders’ equity	397,338	429,471
Total liabilities and shareholders’ equity	$2,011,918	$1,914,211

See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(Dollars in thousands)
Interest and dividend income:
Loans	$13,692	$12,044	$37,792	$36,362
Taxable investment income	2,571	1,901	6,708	5,064
Non-taxable investment income	109	128	344	392
Total interest income	16,372	14,073	44,844	41,818
Interest expense:
Deposits	1,424	1,651	3,256	6,848
Borrowed funds	1,133	1,318	2,672	4,357
Total interest expense	2,557	2,969	5,928	11,205
Net interest income	13,815	11,104	38,916	30,613
Release of provision for loan losses	(419)	(338)	(777)	(1,699)
Net interest income after provision for loan losses	14,234	11,442	39,693	32,312
Non-interest income:
Fees and service charges	650	347	1,815	1,410
Gain on securities, net	—	—	14	—
Other income	149	142	391	365
Total non-interest income	799	489	2,220	1,775
Non-interest expense:
Compensation and benefits	7,302	5,931	21,234	18,321
Loss on pension withdrawal	—	9,232	—	9,232
Occupancy and equipment	1,921	1,853	5,716	5,849
Data processing	1,559	1,781	4,430	5,432
Debt extinguishment costs	—	1,401	—	1,401
Advertising	125	603	993	1,595
Professional services	1,012	875	3,279	2,819
Directors fees	131	136	393	413
Provision (release of provision) for commitments and letters of credit	170	1,245	(108)	541
Federal deposit insurance premiums	98	130	275	384
Contribution to Blue Foundry Charitable Foundation	—	9,000	—	9,000
Other expense	1,351	931	3,692	2,303
Total non-interest expenses	13,669	33,118	39,904	57,290
Income (loss) before income tax expense (benefit)	1,364	(21,187)	2,009	(23,203)
Income tax expense (benefit)	123	(6,217)	175	(6,485)
Net income (loss)	$1,241	$(14,970)	$1,834	$(16,718)
Basic and diluted earnings (loss) per share	$0.05	$(0.68)	$0.07	n/a
Weighted average shares outstanding - basic	26,128,851	21,979,861	26,278,775	n/a
Weighted average shares outstanding - diluted	26,246,039	21,979,861	26,318,267	n/a

See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP
Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In thousands)
Net income (loss)	$1,241	$(14,970)	$1,834	$(16,718)
Other comprehensive (loss) income, net of tax (1):
Unrealized loss on securities available for sale:
Unrealized loss arising during the period	(12,968)	(1,053)	(39,512)	(2,486)
Reclassification adjustment for gain included in net income	—	—	(14)	—
	(12,968)	(1,053)	(39,526)	(2,486)

Unrealized gain on cash flow hedge:
Unrealized gain arising during the period	4,294	210	11,745	2,132
Reclassification adjustment for (gain) loss included in net income	(198)	264	270	761
	4,096	474	12,015	2,893
Post-Retirement plans:
Net benefit arising from plan amendment (2)	—	—	164	—
Reclassification adjustment for amortization of:
Net actuarial loss	65	38	165	112
	65	38	329	112

Total other comprehensive (loss) income, net of tax (1):	(8,807)	(541)	(27,182)	519
Comprehensive loss	$(7,566)	$(15,511)	$(25,348)	$(16,199)
(1) The 2022 periods include a deferred tax valuation allowance.
(2) Benefit arising from plan amendment approved in June 2022.

See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP
Consolidated Statements of Changes in Shareholders’ Equity
Nine months ended September 30, 2021
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Unallocated Common Stock Held by ESOP	Total Shareholders’ Equity
	Shares	Par Value

	(In thousands, except share data)
Balance at January 1, 2021	100,000	$10	$822	$205,799	$—	$(1,031)	$—	$205,600
Net loss	—	—	—	(745)	—	—	—	(745)
Other comprehensive income	—	—	—	—	—	597	—	597
Balance at March 31, 2021	100,000	$10	$822	$205,054	$—	$(434)	$—	$205,452
Net loss	—	—	—	(1,003)	—	—	—	(1,003)
Other comprehensive income	—	—	—	—	—	463	—	463
Balance at June 30, 2021	100,000	$10	$822	$204,051	$—	$29	$—	$204,912
Net loss	—	—	—	(14,970)		—	—	(14,970)
Other comprehensive loss	—	—	—	—	—	(541)	—	(541)
Proceeds of stock offering and issuance of common shares	27,672,500	268	273,330	—	—	—	—	273,598
Issuance of common shares donated to the Blue Foundry Charitable Foundation	750,000	7	7,493	—	—	—	—	7,500
Purchase of common shares by the ESOP (2,281,800 shares)	—	—	—	—	—	—	(22,818)	(22,818)
ESOP shares committed to be released (41,290 shares)	—	—	141	—	—	—	413	554
Balance at September 30, 2021	28,522,500	$285	$281,786	$189,081	$—	$(512)	$(22,405)	$448,235

See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP
Consolidated Statements of Changes in Shareholders’ Equity
Nine Months Ended September 30, 2022
(Unaudited)
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Unallocated Common Stock Held by ESOP	Total Shareholders’ Equity
	Shares	Par Value

	(In thousands, except per share data)
Balance at January 1, 2022	28,522,500	$285	$282,006	169,457	$—	$(372)	$(21,905)	$429,471
Net income	—	—	—	553	—	—	—	553
Other comprehensive loss	—	—	—	—	—	(10,132)	—	(10,132)
ESOP shares committed to be released (22,818 shares)	—	—	94	—	—	—	228	322
Balance at March 31, 2022	28,522,500	$285	$282,100	$170,010	$—	$(10,504)	$(21,677)	$420,214
Net income	—	—	—	40	—	—	—	40
Other comprehensive loss	—	—	—	—	—	(8,243)	—	(8,243)
ESOP shares committed to be released (22,818 shares)	—	—	54	—	—	—	228	282
Balance at June 30, 2022	28,522,500	$285	$282,154	$170,050	$—	$(18,747)	$(21,449)	$412,293
Net income	—	—	—	1,241	—	—	—	1,241
Other comprehensive loss	—	—	—	—	—	(8,807)	—	(8,807)
Purchase of Treasury stock	(666,689)	—	—	—	(7,781)	—	—	(7,781)
Treasury stock allocated to restricted stock plan	299,481	—	(3,456)	(90)	3,546	—	—	—
Compensation cost for stock options and restricted stock	—	—	125	—	—	—	—	125
ESOP shares committed to be released (22,818 shares)	—	—	38	—	—	—	229	267
Balance at September 30, 2022	28,155,292	$285	$278,861	$171,201	$(4,235)	$(27,554)	$(21,220)	$397,338

See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2022	2021

	(In thousands)
Cash flows from operating activities
Net income (loss)	$1,834	$(16,718)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization of premises and equipment	1,973	1,644
Change in right-of-use asset	1,943	1,974
(Accretion) amortization of: Deferred loan fees, costs, and discounts, net	(451)	492
Premiums and discounts on securities	819	624
Change in deferred taxes	175	(7,404)
Release of provision for loan losses	(777)	(1,699)
Gain on sales and calls of securities	(14)	—
Increase in BOLI cash surrender value	(350)	(362)
Issuance of common shares donated to Blue Foundry Charitable Foundation	—	7,500
ESOP and stock-based compensation expense	996	554
Expense on withdrawal from pension plan	—	9,232
(Increase) decrease in interest and dividends receivable	(1,059)	43
Increase in other assets	(2,261)	(1,223)
Decrease in other liabilities	483	3,111
Change in lease liability	(1,844)	(1,439)
Net cash provided by (used in) operating activities	1,467	(3,671)

Cash flows from investing activities
Net (originations) repayments of loans receivable	(120,056)	29,347
Purchases of residential mortgage loans	(86,369)	—
Purchases of securities available for sale	(80,039)	(134,927)
Purchases of securities held to maturity	(7,600)	(20,362)
Proceeds from calls of securities held to maturity	—	4,000
Proceeds from sales and calls of securities available for sale	2,408	14,000
Principal payments and maturities on securities available for sale	40,828	47,533
Purchases of other investments	(150)	—
Purchase of Federal Home Loan Bank stock	(12,548)	—
Redemption of Federal Home Loan Bank stock	7,493	3,884
Purchases of premises and equipment	(4,841)	(9,695)
Net cash used in investing activities	(260,874)	(66,220)

Cash flows from financing activities
Net change in deposits	19,457	(90,567)
Proceeds from advances from Federal Home Loan Bank	646,000	474,600
Repayments of advances from Federal Home Loan Bank	(536,000)	(556,400)
Net increase (decrease) in advances by borrowers for taxes and insurance	1,344	(676)
Purchase of treasury stock	(7,516)	—
Net proceeds from issuance of common shares	—	250,780
Net cash provided by financing activities	123,285	77,737
Net (decrease) increase in cash and cash equivalents	(136,122)	7,846
Cash and cash equivalents at beginning of period	193,446	316,445
Cash and cash equivalents at end of period	$57,324	$324,291

See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP
Consolidated Statements of Cash Flows
(Unaudited)

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$5,974	$11,032
Income taxes	190	150

Supplemental noncash disclosures
Transfers of assets to held for sale	$917	$892
Lease liabilities arising from obtaining right-of-use assets	2,023	3,197
Common shares purchased by the ESOP	—	(22,818)

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

Basis of Financial Statement Presentation: The consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles. Certain information and note disclosures usually included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for the preparation of the Quarterly Reports on Form 10-Q and with Regulation S-X. The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and revenues and expenses for the period. Actual results could differ from those estimates. Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net income or shareholders’ equity. The results of operations and other data presented for the three and nine months ended September 30, 2022 are not necessarily indicative of the results of operations that may be expected for subsequent periods or the full year results. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed on March 14, 2022.

The accounting policies of the Company conform to U.S. GAAP and to general practice within the financial services industry. A discussion of these policies can be found in Note 1, Summary of Significant Accounting Policies, included in the Company’s 2021 Annual Report on Form 10-K. Except for the below, there have been no changes to the Company’s significant accounting policies since December 31, 2021.

Share Based Compensation: The Company maintains an equity incentive plan under which restricted stock and stock options may be granted to employees and directors.

The Company recognizes the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards in accordance with ASC 718, “Compensation-Stock Compensation”. The Company estimates the per share fair value of option grants on the date of grant using the Black-Scholes option pricing model using assumptions for the expected dividend yield, expected stock price volatility, risk-free interest rate and expected option term. These assumptions are subjective in nature, involve uncertainties and, therefore, cannot be determined with precision. The Black-Scholes option pricing model also contains certain inherent limitations when applied to options that are not traded on public markets.

The per share fair value of options is highly sensitive to changes in assumptions. In general, the per share fair value of options will move in the same direction as changes in the expected stock price volatility, risk-free interest rate and expected option term, and in the opposite direction as changes in the expected dividend yield. For example, the per share fair value of options will generally increase as expected stock price volatility increases, risk-free interest rate increases, expected option term increases and expected dividend yield decreases. The use of different assumptions or different option pricing models could result in materially different per share fair values of options.

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Segment Reporting: The Company operates as a single operating segment for financial reporting purposes.

Adoption of New Accounting Standards: No new accounting standards were adopted during the three and nine months ended September 30, 2022.

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

The change from an incurred loss model to an expected loss model represents a fundamental shift from existing GAAP and may result in a material change to the Company's accounting for credit losses on financial instruments. To prepare for implementation of the new standard the Company has established a cross functional steering committee comprised of members from different disciplines including finance, credit, risk management, internal audit, lending, and operations, among others. The Company has also engaged a third-party consultant to assist with model development, data governance and operational controls to support the adoption of this ASU. A detailed implementation plan has been developed which includes assessing the processes, portfolio segmentation, model development and validation, and system requirements and resources needed. The Company has begun to evaluate the effect that this ASU will have on its financial statements and related disclosures.

The Company expects the new credit models will include additional assumptions used to calculate credit losses over the estimated life of the financial assets and will include the impact of forecasted macroeconomic conditions. The Company has a system provider for modeling. Upon the Company's adoption of CECL, the change from the incurred loss model to the CECL model will be recognized through an adjustment to retained earnings. The future impact of CECL on the Company’s allowance for credit losses, and provision expense, subsequent to initial adoption, will depend on changes in the loan and HTM securities portfolios, economic conditions, and refinements to key assumptions including forecasting and qualitative factors. Furthermore, the adoption of ASU 2016-13 will necessitate that we establish an allowance for expected credit losses for certain debt securities and other financial assets, however we do not expect these allowances to be significant.

Our CECL models will include the following major items:
–a historical loss period, which represents a full economic credit cycle utilizing loss experience including peer historical loss data
–a reasonable and supportable forecast period of one year, based on managements current review of macroeconomic factors and the reliability of extended forecasts
–a reversion period (after the reasonable and supportable forecast period) using a straight-line approach
–expected prepayment rates based on our historical experience and benchmark assumptions where internal data is limited; and
–incorporation of qualitative factors not captured within the modeled results.

The Company expects to adopt ASU 2016-13 with an effective date at or before the required implementation date. The adoption of ASU 2016-13 is not expected to have a significant impact on our regulatory capital ratios.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. The amendments provide expedients and exceptions for applying

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

GAAP to contracts or hedging relationships affected by the discontinuance of LIBOR as a benchmark rate to alleviate the burden and cost of such modifications. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The amendments also provide a one-time election to sell and/or transfer debt securities classified as held to maturity that reference a rate affected by reference rate reform. The update is in effect for a limited time from March 12, 2020 through December 31, 2022. The Company continues to evaluate its financial instruments indexed to USDLIBOR for which Topic 848 provides expedients, exceptions and elections. The Company is monitoring and assessing if transition plans are necessary and if it is appropriate for the Company to utilize transition relief. The Company continues to assess the expected impact of LIBOR cessation on the Company’s Consolidated Financial Statements.

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

In March 2022, the FASB issued ASU No. 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures”. The amendments in this ASU were issued to (1) eliminate accounting guidance for TDRs by creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty; (2) require disclosures of current period gross write-offs by year of origination for financing receivables and net investments in leases. For entities that have adopted the amendments in ASU 2016-13, Measurement of Credit Losses on Financial Instruments, this update will be effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2022. Early adoption is permitted. The amendments in this ASU should be applied prospectively, except for the transition method related to the recognition and measurement of TDRs, where there is an option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. The Company is currently evaluating the impact of this standard to the Consolidated Financial Statements.

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SECURITIES

The amortized cost of securities available for sale and their estimated fair values at September 30, 2022 and December 31, 2021 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(In thousands)
September 30, 2022
Available for sale
U.S. Treasury Note	$46,938	$—	$(3,366)	$43,572
Corporate Bonds	84,033	—	(5,587)	78,446
U.S. Government agency obligations	18,380	—	(907)	17,473
Obligations issued by U.S. states and their political subdivisions	16,716	1	(762)	15,955
Mortgage-backed securities: Residential one-to-four family	168,656	—	(26,250)	142,406
Multifamily	19,974	—	(1,330)	18,644
Asset-backed securities	5,234	—	(410)	4,824
Total available-for-sale	$359,931	$1	$(38,612)	$321,320

December 31, 2021
Available for sale
U.S. Treasury Note	$36,933	$4	$(105)	$36,832
Corporate Bonds	86,118	1,791	(290)	87,619
U.S. Government agency obligations	23,462	46	(179)	23,329
Obligations issued by U.S. states and their political subdivisions	19,172	1,152	—	20,324
Mortgage-backed securities: Residential one-to-four family	116,166	140	(1,905)	114,401
Multifamily	35,412	598	(94)	35,916
Asset-backed securities	6,538	3	(70)	6,471
Total available-for-sale	$323,801	$3,734	$(2,643)	$324,892

The amortized cost of securities held-to-maturity and their estimated fair values at September 30, 2022 and December 31, 2021, are as follows:

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value

	(In thousands)
September 30, 2022
Held-to-maturity
Corporate bonds	$15,600	$—	$(1,998)	$13,602
Asset-backed securities	15,149	—	(2,407)	12,742
Total held-to-maturity	$30,749	$—	$(4,405)	$26,344

	(In thousands)
December 31, 2021
Held-to-maturity
Corporate bonds	$8,000	$—	$(59)	$7,941
Asset-backed securities	15,281	—	(373)	14,908
Total Held-to-maturity	$23,281	$—	$(432)	$22,849

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

There were no proceeds from sales and calls of securities available for sale for the three months ended September 30, 2022. Proceeds from sales and calls of securities available for sale totaled $2.4 million, resulting in gross realized gains of $14 thousand and no gross losses realized during the nine months ended September 30, 2022. During the three and nine months ended September 30, 2021, proceeds from sales and calls of securities available for sale totaled $10.0 million and $14.0 million, respectively, resulting in no gain or loss realized for both 2021 periods.

Securities pledged at September 30, 2022 and December 31, 2021, had a carrying amount of $4.6 million and $9.1 million, respectively, and were pledged to secure borrowings, public deposits and derivatives as needed.

The amortized cost and fair value of debt securities are shown below by contractual maturity. Expected maturities on mortgage-backed securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. Securities not due at a single maturity are shown separately.

	September 30, 2022
	Amortized Cost	Estimated Fair Value

	(In thousands)
Available-for-sale
Due in one year or less	$935	$936
Due from one year to five years	104,905	99,383
Due from five to ten years	44,093	40,630
Due after ten years	16,134	14,497
Mortgage-backed and asset-backed securities	193,864	165,874
Total	$359,931	$321,320

Held-to-maturity
Due from one year to five years	$6,032	$5,282
Due from five to ten years	24,717	21,062
Total	$30,749	$26,344

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize available-for-sale securities with unrealized losses at September 30, 2022 and December 31, 2021, aggregated by major security type and length of time in a continuous loss position.

	Less than 12 Months		12 Months or More		Total
	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value

	(In thousands)
September 30, 2022
Available for sale
U.S. Treasury Note	$(2,121)	$37,905	$(1,245)	$5,667	$(3,366)	$43,572
Corporate Bonds	(3,710)	65,036	(1,877)	13,410	(5,587)	78,446
U.S. Government agency obligations	(717)	11,407	(190)	6,066	(907)	17,473
Obligations issued by U.S. states and their political subdivisions	(762)	14,511	—	—	(762)	14,511
Mortgage-backed securities:
Residential one-to-four family	(9,686)	67,513	(16,564)	74,876	(26,250)	142,389
Multifamily	(1,184)	18,165	(146)	480	(1,330)	18,645
Asset-backed securities	(174)	3,534	(236)	1,290	(410)	4,824
Total available-for-sale	$(18,354)	$218,071	$(20,258)	$101,789	$(38,612)	$319,860

December 31, 2021
Available for sale
U.S. Treasury Note	$(105)	$16,814	$—	$—	$(105)	$16,814
Corporate Bonds	(290)	17,183	—	—	(290)	17,183
U.S. Government agency obligations	(49)	9,951	(130)	7,980	(179)	17,931
Mortgage-backed securities:
Residential one-to-four family	(1,761)	104,805	(144)	3,009	(1,905)	107,814
Multifamily	—	—	(94)	910	(94)	910
Asset-backed securities	(70)	4,458	—	—	(70)	4,458
Total available-for-sale	$(2,275)	$153,211	$(368)	$11,899	$(2,643)	$165,110

There were no other-than-temporary impairment (“OTTI”) charges for the three and nine months ended September 30, 2022 or September 30, 2021, respectively. The number of available for sale securities in an unrealized loss position at September 30, 2022 totaled 112, compared with 44 at December 31, 2021. The increase in the number of securities in an unrealized loss position at September 30, 2022 was due to higher current market interest rates compared to rates at December 31, 2021. Of the 112 available for sale securities in an unrealized loss position at September 30, 2022, 61 are comprised of U.S. Government agency obligations, Treasury notes, and mortgage-backed securities. These securities were all issued by U.S. Government-sponsored entities and agencies, which the government has affirmed its commitment to support. There were also 15 municipal bonds, 33 investment grade corporate bonds and three asset-backed securities in an unrealized loss position. The Company does not consider these securities to be other-than-temporarily impaired due to the decline in fair value being attributable to changes in interest rates and liquidity, not credit quality. The Company also does not intend to sell these securities, nor does it foresee being required to sell them before the anticipated recovery (maturity).

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes held-to-maturity securities with unrealized losses at September 30, 2022, aggregated by major security type and length of time in a continuous loss position. The Company did not have any held- to- maturity securities in an unrecognized loss position for more than twelve months at December 31, 2021.

	Less than 12 Months		12 Months or More		Total
	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value

	(In thousands)
September 30, 2022
Held-to-maturity
Corporate Bonds	(1,998)	13,602	—	—	(1,998)	13,602
Asset-backed securities	—	—	(2,407)	12,742	(2,407)	12,742
Total held-to-maturity	$(1,998)	$13,602	$(2,407)	$12,742	$(4,405)	$26,344

There were no other-than-temporary impairment (“OTTI”) charges for the three and nine months ended September 30, 2022 or September 30, 2021, respectively. The number of held-to-maturity securities in an unrecognized loss position at September 30, 2022 totaled 10, compared with four at December 31, 2021. The increase in the number of securities in an unrecognized loss position at September 30, 2022, was due to higher current market interest rates compared to rates at December 31, 2021. Of the 10 held-to-maturity securities in an unrealized loss position at September 30, 2022, two are asset-backed securities and eight are investment grade corporate bonds. The Company does not consider these securities to be other-than-temporarily impaired due to the decline in fair value being attributable to changes in interest rates and liquidity, not credit quality. The Company also does not intend to sell these securities, nor does it foresee being required to sell them before the anticipated recovery (maturity). At December 31, 2021, held to maturity securities in an aggregate unrecognized loss position for less than twelve months included two asset-backed securities with total fair value of $14.9 million in an aggregate unrecognized loss position of $373 thousand and two investment grade corporate bonds with total fair value of $6.9 million in an aggregate unrecognized loss position of $59 thousand.

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – LOANS RECEIVABLE, NET

A summary of loans receivable, net at September 30, 2022 and December 31, 2021, is as follows:

	September 30, 2022	December 31, 2021

	(In thousands)
Residential one-to-four family	$591,728	$560,976
Multifamily	679,474	515,240
Non-residential	185,450	141,561
Construction	12,981	23,419
Junior liens	16,653	18,464
Commercial and industrial (including PPP) (1)	4,738	21,563
Consumer and other	39	87
Total gross loans	1,491,063	1,281,310
Deferred fees, costs and premiums and discounts, net	3,374	6,299
Total loans	1,494,437	1,287,609
Allowance for loan losses	(13,600)	(14,425)
Loans receivable, net	$1,480,837	$1,273,184
(1) - At September 30, 2022, and December 31, 2021, PPP loans totaled $557 thousand, and $16.8 million, respectively, net of unearned deferred fees.

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
•Commercial and industrial (“C&I”) loans include C&I revolvers, term loans, SBA 7a loans and to a lesser extent, PPP loans. Payment on C&I loans are driven principally by the cash flow of the business and secondarily by the sale or refinance of any collateral securing the loan. Both the cash flow and value of the collateral in liquidation may be affected by adverse general economic conditions.
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

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables presents the activity in the Company’s allowance for loan losses by class of loans based on the most recent analysis performed for the three and nine months ended September 30, 2022, and 2021:

	Residential One-To-Four Family	Multifamily	Non-Residential	Construction	Junior Liens	Commercial and Industrial (including PPP)	Consumer and Other	Unallocated	Total

	(In thousands)
Three Months Ended September 30, 2022
Allowance for loan losses
Beginning balance	$2,582	$5,139	$3,640	$2,094	$468	$42	$—	$85	$14,050
Charge-offs	—	—	—	—	—	—	(33)	—	(33)
Recoveries	—	—	—	—	—	—	2	—	2
(Recovery of) provision for loan losses	(35)	920	(536)	(813)	—	6	31	8	(419)
Total ending allowance balance	$2,547	$6,059	$3,104	$1,281	$468	$48	$—	$93	$13,600

Nine Months Ended September 30, 2022
Allowance for loan losses
Beginning balance	$2,822	$5,263	$2,846	$2,678	$636	$51	$38	$91	$14,425
Charge-offs	—	—	—	—	—	—	(52)	—	(52)
Recoveries	—	—	—	—	—	—	4	—	4
(Recovery of) provision for loan losses	(275)	796	258	(1,397)	(168)	(3)	10	2	(777)
Total ending allowance balance	$2,547	$6,059	$3,104	$1,281	$468	$48	$—	$93	$13,600

Three Months Ended September 30, 2021
Allowance for loan losses
Beginning balance	$2,918	$5,350	$3,243	$3,185	$758	$4	$42	$93	$15,593
Charge-offs	—	—	—	—	—	—	(7)	—	(7)
Recoveries	—	—	—	—	—	—	—	—	—
(Recovery of) provision for loan losses	(43)	386	(116)	(556)	(54)	39	5	1	(338)
Total ending allowance balance	$2,875	$5,736	$3,127	$2,629	$704	$43	$40	$94	$15,248

Nine Months Ended September 30, 2021
Allowance for loan losses
Beginning balance	$3,579	$5,460	$3,244	$3,655	$916	$2	$48	$55	$16,959
Charge-offs	—	—	—	—	—	—	(12)	—	(12)
Recoveries	—	—	—	—	—	—	—	—	—
(Recovery of) provision for loan losses	(704)	276	(117)	(1,026)	(212)	41	4	39	(1,699)
Total ending allowance balance	$2,875	$5,736	$3,127	$2,629	$704	$43	$40	$94	$15,248

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table represents the allocation of allowance for loan losses and the related recorded investment (including deferred fees and costs) in loans by loan portfolio segment disaggregated based on the impairment methodology at September 30, 2022 and December 31, 2021:

	Residential One-To-Four Family	Multifamily	Non-Residential	Construction	Junior Liens	Commercial and Industrial (including PPP)	Consumer and Other	Unallocated	Total

	(In thousands)
September 30, 2022
Allowance for loan losses:
Individually evaluated for impairment	$33	$—	$—	$—	$—	$—	$—	$—	$33
Collectively evaluated for impairment	2,514	6,059	3,104	1,281	468	48	—	93	13,567
Total	$2,547	$6,059	$3,104	$1,281	$468	$48	$—	$93	$13,600

Loans receivable:
Individually evaluated for impairment	$8,452	$651	$3,159	$—	$53	$—	$—	$—	$12,315
Collectively evaluated for impairment	586,343	679,530	181,988	12,791	16,725	4,149	596	—	1,482,122
Total	$594,795	$680,181	$185,147	$12,791	$16,778	$4,149	$596	$—	$1,494,437

December 31, 2021
Allowance for loan losses:
Individually evaluated for impairment	$31	$—	$—	$—	$—	$—	$37	$—	$68
Collectively evaluated for impairment	2,791	5,263	2,846	2,678	636	51	1	91	14,357
Total	$2,822	$5,263	$2,846	$2,678	$636	$51	$38	$91	$14,425

Loans receivable:
Individually evaluated for impairment	$10,169	$684	$4,577	$—	$55	$—	$37	$—	$15,522
Collectively evaluated for impairment	556,314	515,884	136,957	23,420	18,495	20,966	51	—	1,272,087
Total	$566,483	$516,568	$141,534	$23,420	$18,550	$20,966	$88	$—	$1,287,609

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information related to impaired loans by class of loans as of September 30, 2022, September 30, 2021 and December 31, 2021:

	September 30, 2022			Nine Months Ended September 30, 2022
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized

	(In thousands)
With no related allowance recorded:
Residential one-to-four family	$7,027	$7,327	$—	$7,346	$74	$71
Multifamily	652	651	—	666	19	15
Non-residential	3,320	3,159	—	3,220	107	97
Construction	—	—	—	—	—	—
Commercial and Industrial (including PPP)	—	—	—	—	—	—
Junior liens	53	53	—	54	2	2
	11,052	11,190	—	11,286	202	185
With an allowance recorded:
Residential one-to-four family	1,116	1,125	33	857	33	29
Multifamily	—	—	—	—	—	—
Non-residential	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial and Industrial (including PPP)	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
	1,116	1,125	33	857	33	29
Total	$12,168	$12,315	$33	$12,143	$235	$214

	September 30, 2021			Nine Months Ended September 30, 2021
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized

	(In thousands)
With no related allowance recorded:
Residential one-to-four family	$8,757	$9,065	$—	$9,666	$9	$8
Multifamily	1,030	1,032	—	1,249	17	15
Non-residential	5,155	5,004	—	4,899	173	159
Construction and land	—	—	—	—	—	—
Commercial and Industrial (including PPP)	—	—	—	—	—	—
Junior liens	56	56	—	57	2	2
	14,998	15,157	—	15,871	201	184
With an allowance recorded:
Residential one-to-four family	1,069	1,068	32	1,297	38	34
Multifamily	—	—	—	—	—	—
Non-residential	—	—	—	—	—	—
Construction and land	—	—	—	—	—	—
Commercial and Industrial (including PPP)	—	—	—	—	—	—
Consumer and other	39	39	39	42	2	1
	1,108	1,107	71	1,339	40	35
Total	$16,106	$16,264	$71	$17,210	$241	$219

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2021			Twelve Months Ended December 31, 2021
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized

	(In thousands)
With no related allowance recorded:
Residential one-to-four family	$8,744	$9,108	$—	$9,534	$75	$75
Multifamily	684	684	—	1,170	26	24
Non-residential	4,725	4,577	—	4,869	210	196
Construction	—	—	—	—	—	—
Commercial and Industrial (including PPP)	—	—	—	—	—	—
Junior liens	55	55	—	57	3	3
	14,208	14,424	—	15,630	314	298
With an allowance recorded:
Residential one-to-four family	1,062	1,061	31	1,243	50	46
Multifamily	—	—	—	—	—	—
Non-residential	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial and Industrial (including PPP)	—	—	—	—	—	—
Consumer and other	37	37	37	41	2	2
	1,099	1,098	68	1,284	52	48
Total	$15,307	$15,522	$68	$16,914	$366	$346

The recorded investment in loans includes deferred fees, costs and discounts. For purposes of this disclosure, the unpaid principal balance is not reduced for partial charge-offs.

The total recorded investment of loans whose terms have been modified in TDRs was $4.9 million and $5.4 million as of September 30, 2022 and December 31, 2021, respectively. The Company has allocated $33 thousand and $68 thousand, respectively, of specific reserves to TDR loans as of September 30, 2022 and December 31, 2021. The modification of the terms of TDR loans may include one or a combination of the following: a reduction of the stated interest rate of the loan, short-term deferral of payment, or an extension of the maturity date. The Company is not committed to lend any additional amounts to customers with outstanding loans that are classified as TDRs as of September 30, 2022.

A TDR loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no TDRs for which there was a payment default within twelve months following the modification during the periods ended September 30, 2022 and September 30, 2021.

There were no TDRs during the three months ended September 30, 2022. TDRs during the nine months ended September 30, 2022 totaled $453 thousand. There were no TDRs during the three and nine months ended September 30, 2021. The Company implemented modification programs to provide its borrowers relief from the economic impacts of COVID-19. In accordance with the CARES Act, the Company elected to not apply TDR classification to COVID-19 related loan modifications. Accordingly, these modifications are exempt from TDR classification under U.S. generally accepted accounting principles (“U.S. GAAP”) and were not classified as TDRs. At December 31, 2021, there were no deferrals related to the Cares Act.

The Company had $4.5 million and $792 thousand in consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process at September 30, 2022 and December 31, 2021, respectively.

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the recorded investment in non-accrual loans and loans past due 90 days or more still on accrual as of September 30, 2022 and December 31, 2021:

	Nonaccrual		Loans Past Due 90 Days and Still Accruing
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021

	(In thousands)
Residential one-to-four family	$7,907	$10,805	$—	$—
Multifamily	—	139	—	—
Non-residential	449	857	—	—
Construction	—	—	—	—
Commercial and industrial (including PPP) (1)	—	—	56	116
Junior liens	53	182	—	—
Total	$8,409	$11,983	$56	$116

(1) Loans 90 days past due and accruing are comprised of PPP loans which carry the federal guarantee of the
SBA.

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the recorded investment in past due and current loans by loan portfolio class as of September 30, 2022 and December 31, 2021:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans Receivable

		(In thousands)
September 30, 2022
Residential one-to-four family	$195	$864	$7,332	$8,391	$586,404	$594,795
Multifamily	321	186	—	507	679,674	680,181
Non-residential	—	—	—	—	185,147	185,147
Construction	—	—	—	—	12,791	12,791
Junior liens	—	—	53	53	16,725	16,778
Commercial and Industrial (including PPP)	—	—	56	56	4,093	4,149
Consumer and other	52	10	—	62	534	596
Total	$568	$1,060	$7,441	$9,069	$1,485,368	$1,494,437

December 31, 2021
Residential one-to-four family	$1,736	$457	$8,936	$11,129	$555,354	$566,483
Multifamily	—	—	—	—	516,568	516,568
Non-residential	—	—	381	381	141,153	141,534
Construction	—	—	—	—	23,420	23,420
Junior liens	—	53	182	235	18,315	18,550
Commercial and Industrial (including PPP)	11	57	116	184	20,782	20,966
Consumer and other		—	—	—	88	88
Total	$1,747	$567	$9,615	$11,929	$1,275,680	$1,287,609

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

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the risk category of loans by class of loans based on the most recent analysis performed as of September 30, 2022 and December 31, 2021:

	Pass	Special Mention	Substandard	Doubtful / Loss	Total

	(In thousands)
September 30, 2022
Residential one-to-four family	$586,252	$257	$8,286	$—	$594,795
Multifamily	678,742	917	522	—	680,181
Non-residential	183,594	1,102	451	—	185,147
Construction	12,791	—	—	—	12,791
Junior liens	16,725	—	53	—	16,778
Commercial and Industrial (including PPP)	4,149	—	—		4,149
Consumer and other	596	—	—	—	596
Total	$1,482,849	$2,276	$9,312	$—	$1,494,437

December 31, 2021
Residential one-to-four family	$555,184	$—	$11,299	$—	$566,483
Multifamily	510,815	5,069	684	—	516,568
Non-residential	140,377	144	1,013	—	141,534
Construction	23,420	—	—	—	23,420
Junior liens	18,368	—	182	—	18,550
Commercial and Industrial (including PPP)	20,966	—	—	—	20,966
Consumer and other	88	—	—	—	88
Total	$1,269,218	$5,213	$13,178	$—	$1,287,609

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – LEASES

Leases and Lease Obligations:

The Company leases certain office space, land and equipment under operating leases. These leases have original terms ranging from one year to 40 years. Operating lease liabilities and right-of-use assets are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term.

The Company had the following related to operating leases:

	September 30, 2022	December 31, 2021

	(Dollars in thousands)
Right-of-use assets	$25,537	$25,457
Lease liabilities	26,875	26,696
Weighted average remaining lease term for operating leases	11.5 years	12.2 years
Weighted average discount rate used in the measurement of lease liabilities	2.11%	1.97%

The following table is a summary of the Company’s components of net lease cost for the three and nine months ended September 30, 2022 and 2021. The variable lease cost primarily represents variable payments such as common area maintenance and utilities.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In thousands)
Operating lease cost	$777	$751	$2,317	$2,264
Finance lease cost	6	6	18	17
Variable lease cost	56	58	169	161
Total lease cost included as a component of occupancy and equipment	$839	$815	$2,504	$2,442

The following table presents supplemental cash flow information related to operating leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In thousands)
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$747	$653	$2,272	$1,915
Operating lease liabilities arising from obtaining right-of-use assets (non-cash):
Operating leases	$2,023	$1,029	$2,023	$3,197

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Future undiscounted lease payments for operating leases with initial terms of one year or more as of September 30, 2022 are as follows:

Through September 30,	(In thousands)
2023	$2,981
2024	2,931
2025	2,628
2026	2,553
2027	2,427
Thereafter	16,987
Total undiscounted lease payments	30,507
Less: imputed interest	(3,632)
Total	$26,875

NOTE 5 – DEPOSITS

Deposits at September 30, 2022 and December 31, 2021, are summarized as follows:

	September 30, 2022	December 31, 2021

	(In thousands)
Non-interest bearing deposits	$59,636	$44,894
NOW and demand accounts	385,334	363,419
Savings	455,979	364,932
Time deposits	365,548	473,795
Total	$1,266,497	$1,247,040

Money market accounts are included within the NOW and demand accounts and savings captions. Included in time deposits are brokered deposits totaling $5.7 million at September 30, 2022. There were no brokered deposits at December 31, 2021.

Time deposits mature as follows for the years ending December 31:

(In thousands)
Remainder of 2022	$98,707
2023	217,029
2024	32,623
2025	10,339
2026	5,119
2027	1,731
$365,548

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - STOCK-BASED COMPENSATION

Employee Stock Ownership Plan
The Company maintains an ESOP, a tax-qualified plan designed to invest primarily in the Company’s common stock. The ESOP provides employees with the opportunity to receive a funded retirement benefit from the Bank, based primarily on the value of the Company’s common stock.

The ESOP borrowed funds from the Company to purchase 2,281,800 shares of stock at $10 per share. The loan is secured by the shares purchased, which are held until allocated to participants. Shares are released for allocation to participants as loan payments are made. Loan payments are principally funded by discretionary cash contributions by the Bank, as well as dividends, if any, paid to the ESOP on unallocated shares. When loan payments are made, ESOP shares are allocated to participants at the end of the plan year (December 31) based on relative compensation, subject to federal tax law limits. Participants receive the shares at the end of employment. Dividends on allocated shares, if any, increase participants accounts.

At September 30, 2022, the principal balance on the ESOP loan is $21.8 million. There were no contributions to the ESOP during the three and nine months ended September 30, 2022, as loan payments are made annually during the fourth quarter of each year. ESOP shares are committed to be released from unallocated and compensation expense are recognized over the service period. For the three months ended September 30, 2022, 22,818 shares were committed to be released from unallocated and ESOP compensation expense totaled $266 thousand. For the nine months ended September 30, 2022, 68,454 shares were committed to be released from unallocated and ESOP compensation expense totaled $870 thousand. Shares committed to be released from unallocated and ESOP compensation expense totaled 41,290 shares and $554 thousand, respectively, for both the three and nine months ended September 30, 2021.

Shares held by the ESOP were as follows:

	September 30, 2022	December 31, 2021
	(Dollars in thousands)

Allocated to participants	91,272	91,272
Unallocated	2,190,528	2,190,528
Total ESOP shares	2,281,800	2,281,800

Fair value of unallocated shares	$24,424	$32,047

The fair value of the unallocated shares was computed using the closing trading price of the Company’s common stock on each date.

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Equity Incentive Plan

At the annual meeting held on August 25,2022, stockholders of the Company approved the Blue Foundry Bancorp 2022 Equity Incentive Plan (“Equity Plan”) which provides for the granting of up to 3,993,150 shares (1,140,900 restricted stock awards and 2,852,250 stock options) of the Company’s common stock.

Restricted shares granted under the Equity Plan generally vest in equal installments, over a service period between five and seven years beginning one year from the date of grant. Additionally, certain restricted shares awarded can be performance vesting awards, which may or may not vest depending upon the attainment of certain corporate financial targets. The vesting of the awards accelerate upon death, disability or an involuntary termination at or following a change in control. The product of the number of shares granted and the grant date closing market price of the Company’s common stock determine the fair value of restricted shares under the Equity Plan. Management recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite service period. For the nine months ended September 30, 2022, the Company granted 299,481 shares of restricted stock awards under the Equity Plan.

Stock options granted under the Equity Plan generally vest in equal installments, over a service period between five and seven years beginning one year from the date of grant. The vesting of the options accelerate upon death, disability or an involuntary termination at or following a change in control. Stock options were granted at an exercise price equal to the fair value of the Company’s common stock on the grant date based on the closing market price and have an expiration period of 10 years. For the nine months ended September 30, 2022, the Company granted 748,713 stock options under the Equity Plan.

The fair value of stock options granted are estimated utilizing the Black-Scholes option pricing model using the following assumptions: an expected life of 6.5 years, risk-free rate of 3.15%, volatility of 29.74% and a dividend yield of 0.88%. Due to the limited historical information of the Company’s stock, management considered the weighted historical volatility of the Company and similar entities for an appropriate period in determining the volatility rate used in the estimation of fair value. The expected life of the stock option was estimated using the simplified method. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company recognizes compensation expense for the fair values of these awards, which have graded vesting, on a straight-line basis over the requisite service period of the awards. Upon exercise of vested options, management expects to draw on treasury stock as the source for shares.

The following table presents the share-based compensation expense for the three and nine months ended September 30, 2022. There was no share-based compensation expense for the three and nine months ended September 30, 2021.

Three and Nine Months Ended September 30, 2022
(In thousands)
Stock option expense	$57
Restricted stock expense	69
Total share-based compensation expense	$126

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the Company’s stock option activity and related information for the nine months ended September 30, 2022:

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Outstanding - December 31, 2021	—	$—	$—	—
Granted	748,713	3.80	11.54	9.8
Outstanding - September 30, 2022	748,713	$3.80	$11.54	9.8
Exercisable - September 30, 2022	—

Expected future expense relating to the non-vested options outstanding as of September 30, 2022 is $2.8 million over a weighted average period of 4.8 years.

The following is a summary of the status of the Company’s restricted shares as of September 30, 2022 and changes therein during the nine months ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Outstanding - December 31, 2021	—	$—
Granted	299,481	11.54
Outstanding - September 30, 2022	299,481	$11.54

Expected future expense relating to the non-vested restricted shares outstanding as of September 30, 2022 is $3.4 million over a weighted average period of 4.8 years.

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

Interest rate swaps with notional amounts totaling $109.0 million at September 30, 2022 and December 31, 2021, were designated as cash flow hedges of certain Federal Home Loan Bank advances and were determined to be highly effective during all periods presented. The Company expects the hedges to remain highly effective during the remaining terms of the swaps.

Summary information about the interest-rate swaps designated as cash flow hedges as of period-end is as follows:

	September 30, 2022	December 31, 2021

	(Dollars in thousands)
Notional amounts	$109,000	$109,000
Weighted average pay rates	1.4577%	1.4577%
Weighted average receive rates	3.0723%	0.1742%
Weighted average maturity	4.5 years	5.3 years

Gross unrealized gain included in other assets	$11,769	$1,313
Gross unrealized loss included in other liabilities	—	1,559
Unrealized gains (losses), net	$11,769	$(246)

At September 30, 2022, the Company held $11.5 million as cash collateral pledged from the counterparty for these interest-rate swaps. At September 30, 2022, the Company had no securities pledged to the counterparty. At December 31, 2021, securities pledged as collateral for these swaps totaled $5.6 million.

Interest income (expense) recorded on these swap transactions is reported as a component of interest expense on FHLB advances. Interest income (expense) during the three months ended September 30, 2022 and 2021 totaled $198 thousand and $(368) thousand, respectively. Interest income (expense) for the nine months ended September 30, 2022 and 2021 totaled $(270) thousand and $(1.1) million, respectively. At September 30, 2022, the Company expected $498 thousand of the unrealized gain to be reclassified as a reduction to interest expense during the remainder of 2022.

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Cash Flow Hedge

The effect of cash flow hedge accounting on accumulated other comprehensive income for the three and nine months ended September 30, 2022 and September 30, 2021 is as follows:

	Amount of Gain (Loss) Recognized in OCI (Net of Tax) on Derivative (1)	Location of Gain (Loss) Reclassified from OCI into Income/(Expense)	Amount of Gain (Loss) Reclassified from OCI to Income/(Expense)

	(In thousands)
Three months ended September 30, 2022
Interest rate contracts	$4,096	Interest Expense	$198

Three months ended September 30, 2021
Interest rate contracts	$474	Interest Expense	$(368)

Nine Months Ended September 30, 2022
Interest rate contracts	$12,015	Interest Expense	$(270)

Nine months ended September 30, 2021
Interest rate contracts	$2,893	Interest Expense	$(1,059)
(1) Net of tax, adjusted for deferred tax valuation allowance, at September 30, 2022. There was no deferred tax valuation allowance at September 30, 2021.

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

	Three Months Ended September 30,
	2022			2021
	Before Tax	Tax Effect (1)	After Tax	Before Tax	Tax Effect	After Tax

	(In thousands)
Components of Other Comprehensive (Loss) Income:
Unrealized loss on securities available for sale:
Unrealized loss arising during the period	$(13,091)	$123	$(12,968)	$(1,501)	$448	$(1,053)
Unrealized gain on cash flow hedge:
Unrealized gain arising during the period	4,294	—	4,294	292	(82)	210
Reclassification adjustment for (gain) loss included in net income	(198)	—	(198)	368	(104)	264
Total	4,096	—	4,096	660	(186)	474
Post-Retirement plans:
Reclassification adjustment for amortization of:
Net actuarial loss	65	—	65	52	(14)	38
Total other comprehensive (loss) income:	$(8,930)	$123	$(8,807)	$(789)	$248	$(541)
(1) The 2022 period includes a deferred tax valuation allowance.

	Nine Months Ended September 30,
	2022			2021
	Before Tax	Tax Effect (1)	After Tax	Before Tax	Tax Effect	After Tax

	(In thousands)
Components of Other Comprehensive (Loss) Income:
Unrealized loss on securities available for sale:
Unrealized loss arising during the period	$(39,687)	$175	$(39,512)	$(3,254)	$768	$(2,486)
Reclassification adjustment for gains included in net income	(14)	—	(14)	—	—	—
Total	(39,701)	175	(39,526)	(3,254)	768	(2,486)
Unrealized gain on cash flow hedge:
Unrealized gain arising during the period	11,745	—	11,745	2,966	(834)	2,132
Reclassification adjustment for losses included in net income	270	—	270	1,059	(298)	761
Total	12,015	—	12,015	4,025	(1,132)	2,893
Post-Retirement plans:
Net benefit arising from plan amendment (2)	164	—	164	—	—	—
Reclassification adjustment for amortization of:
Net actuarial loss	165	—	165	155	(43)	112
Total	329	—	329	155	(43)	112
Total other comprehensive (loss) income:	$(27,357)	$175	$(27,182)	$926	$(407)	$519
(1) The 2022 period includes a deferred tax valuation allowance.
(2) Benefit arising from plan amendment approved in June 2022.

.

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the changes in accumulated other comprehensive income by component, net of tax, inclusive of a deferred tax valuation allowance, for the periods indicated:

	Unrealized Gains and (Losses) on Cash Flow Hedges	Unrealized Gains and (Losses) on Available-for-sale Securities	Post-Retirement Plans	Total

	(In thousands)
Balance at December 31, 2021	$(246)	$1,091	$(1,217)	$(372)
Other comprehensive income (loss) before reclassification	11,745	(39,512)	164	(27,603)
Amounts reclassified from accumulated other comprehensive income	270	(14)	165	421
Net current period other comprehensive gain (loss)	12,015	(39,526)	329	(27,182)
Balance at September 30, 2022	$11,769	$(38,435)	$(888)	$(27,554)

Balance at December 31, 2020	$(3,986)	$4,208	$(1,253)	$(1,031)
Other comprehensive income (loss) before reclassification	2,132	(2,486)	—	(354)
Amounts reclassified from accumulated other comprehensive income	761	—	112	873
Net current period other comprehensive gain (loss)	2,893	(2,486)	112	519
Balance at September 30, 2021	$(1,093)	$1,722	$(1,141)	$(512)

The following table presents information about amounts reclassified from accumulated other comprehensive income (loss) to the consolidated statements of operations for the periods indicated:

Details about Accumulated Other Comprehensive Income Components	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Statement Where Net Income is Presented
	2022	2021	2022	2021

	(In thousands)
Unrealized gains on securities available for sale: Realized (losses) gains on securities available for sale	$—	$—	$14	$—	(Loss) gain on sales and calls of securities
Losses on cash flow hedges:
Interest rate contracts	198	(368)	(270)	(1,059)	Interest (expense) income

Amortization of post-retirement plan items:
Net actuarial loss	(65)	(52)	(165)	(155)	Compensation and employee benefits
Total tax effect	—	118	—	341	Income tax expense
Total reclassification for the period, net of tax	$133	$(302)	$(421)	$(873)

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

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the fair value of assets and liabilities as of September 30, 2022:

		Fair Value Measurements at September 30, 2022, Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
Measured on a recurring basis:
Financial assets
Securities available for sale:
U.S. Treasury Note	$43,572	$43,572	$—	$—
Domestic Corporate Bonds	78,446	—	78,446	—
U.S. Government agency obligations	17,473	12,789	4,684	—
Obligations issued by U.S. states and their political subdivisions	15,955	—	15,955	—
Mortgage-backed securities:
Residential one-to-four family	142,406	—	142,406	—
Multifamily	18,644	—	18,644	—
Asset-backed securities	4,824	—	4,824	—
Total securities available for sale	321,320	56,361	264,959	—
Derivatives	11,769	—	11,769	—
Total financial assets measured on a recurring basis	$333,089	$56,361	$276,728	$—
Financial Liabilities
Derivatives	$—	$—	$—	$—

Measured on a nonrecurring basis:
Nonfinancial assets
Assets held for sale	$917	$—	$917	$—

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

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the book value, fair value, and placement in the fair value hierarchy of financial instruments not recorded at fair values in their entirety on a recurring basis on the Company’s balance sheet at September 30, 2022 and December 31, 2021. The fair value measurements presented are consistent with Topic 820, Fair Value Measurement, in which fair value represents exit price. These tables exclude financial instruments for which the carrying amount approximates fair value. Financial instruments for which the carrying amount approximates fair value include cash and cash equivalents, other investments, non-maturity deposits, overnight borrowings, and accrued interest, which are excluded from the table below.

		Fair Value Measurements at September 30, 2022, Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Book Value	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
Financial assets
Securities held-to-maturity	$30,749	$—	$26,344	$—
Loans, net	1,480,837	—	—	1,341,805

Financial liabilities
Time Deposits	365,548	—	355,395	—
Federal Home Loan advances	295,500	—	288,373	—

		Fair Value Measurements at December 31, 2021, Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Book Value	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
Financial assets
Securities held-to-maturity	$23,281	$—	$22,849	$—
Loans, net	1,273,184	—	—	1,266,799

Financial liabilities
Time Deposits	473,795	—	470,732	—
Federal Home Loan advances	185,500	—	182,795	—

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – REVENUE FROM CONTRACTS WITH CUSTOMERS AND OTHER INCOME

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income in the Statement of Operations. The following table presents the Company’s sources of revenue from contracts with customers for the three and nine months ended September 30, 2022 and 2021, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In thousands)		(In thousands)
Noninterest income
Service charges on deposits	$255	$246	$752	$706
Interchange income	12	9	31	25
Total Revenue from Contracts with Customers	$267	$255	$783	$731

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

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - EARNINGS PER SHARE

Basic earnings per share (“EPS”) represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares (such as unexercised stock options and unvested restricted stock) were exercised or converted into additional common shares that would then share in the earnings of the entity. Diluted EPS is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding for the period, plus the effect of potential dilutive common share equivalents.

Shares held by the Employee Stock Ownership Plan (“ESOP”) that have not been allocated to employees in accordance with the terms of the ESOP, referred to as “unallocated ESOP shares”, are not deemed outstanding for earnings per share calculations. The Company did not present earnings per share for the nine months ended September 30, 2021 as the year-to-date weighted average computation presented a figure that would not aid investors in understanding the Company’s financial results for the period.

	Three Months Ended September 30,		Nine Months Ended September 30, 2022
	2022	2021

	(Income In thousands)
Net income applicable to common shares	$1,241	$(14,970)	$1,834

Shares
Average number of common shares outstanding	28,262,210	23,872,092	28,434,783
Less: Average unallocated ESOP shares	2,133,359	1,892,231	2,156,008
Average number of common shares outstanding used to calculate basic earnings per common share	26,128,851	21,979,861	26,278,775
Common stock equivalents	117,188	—	39,492
Average number of common shares outstanding used to calculate diluted earnings per common share	26,246,039	21,979,861	26,318,267

Earnings per common share
Basic	$0.05	$(0.68)	$0.07
Diluted	$0.05	$(0.68)	$0.07

Excluded from the earnings per share calculation are anti-dilutive equity awards for the three and nine months ended September 30, 2022, totaling 98,000 and 33,000, respectively.

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Stock Repurchase Program
On July 20, 2022, the Company adopted a program to repurchase up to 2,852,250 shares, or 10%, of its outstanding common stock. As of November 7, 2022, 940,059 shares totaling $11.0 million had been acquired under the repurchase plan at an average price per share of $11.74 .

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section is intended to assist in the understanding of the financial performance of the Company and its subsidiary through a discussion of our financial condition as of September 30, 2022, and our results of operations for the three and nine month periods ended September 30, 2022 and 2021. This section should be read in conjunction with the unaudited interim condensed consolidated financial statements and notes thereto of the Company appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

COVID-19 Pandemic

The COVID-19 pandemic has had, and may continue to have, an adverse impact on the Company, its clients and the communities it serves. Given its dynamic nature, it is difficult to predict the full impact of the COVID-19 pandemic on our business.

Comparison of Operating Results for the Three and Nine Month Periods Ended September 30, 2022 and 2021

General. Net income was $1.2 million for the three months ended September 30, 2022 compared to a net loss of $15.0 million for the three months ended September 30, 2021. Net income was $1.8 million for the nine months ended September 30, 2022 compared to a net loss of $16.7 million for the nine months ended September 30, 2021.

Interest Income. Interest income increased $2.3 million, or 16.3%, to $16.4 million for the three months ended September 30, 2022 from $14.1 million for the three months ended September 30, 2021, driven by an increase of $1.6 million in interest income from loans and $652 thousand from securities. The average balance of loans and securities increased $213.8 million and $73.3 million, respectively, while the average balance of cash decreased $424.6 million. The yield on average interest-earning assets increased 64 basis points to 3.37% for the three months ended September 30, 2022 from 2.73% for three months ended September 30, 2021.

Interest income increased $3.0 million, or 7.24%, to $44.8 million for the nine months ended September 30, 2022 from $41.8 million for the nine months ended September 30, 2021, primarily due to an increase of $1.7 million in interest income from securities and an increase of $1.4 million in interest income from loans. The average balance of securities and loans increased $102.7 million and $98.0 million, respectively, while the average balance of cash decreased $291.1 million. Interest income and average balances of loans for the nine months ended September 30, 2022 as compared to the 2021 period increased due to growth in the multifamily and non-residential mortgage portfolios. The yield on average interest-earning assets increased 35 basis points to 3.18% for the nine months ended September 30, 2022 from 2.83% for nine months ended September 30, 2021.

Interest Expense. Interest expense decreased $412 thousand, or 13.9%, to $2.6 million for the three months ended September 30, 2022 compared to $3.0 million for the three months ended September 30, 2021, driven by a decrease of $227 thousand in interest expense on deposits, coupled with a decrease of $185 thousand in interest expense on borrowings. The average balance of interest-bearing deposits and FHLB advances decreased $31.0 million and $38.5 million, respectively. A $174.7 million decrease in the average balances of higher cost time deposits partially offset by an increase of $143.7 million in the average balance of interest-bearing core deposits drove a two basis point decrease in the cost of total deposits and a two basis point decrease in the cost of funds. The cost of average interest-bearing liabilities decreased eight basis points to 0.69% for the three months ended September 30, 2022 from 0.77% for three months ended September 30, 2021.

For the nine months ended September 30, 2022, interest expense decreased $5.3 million, or 47.1%, to $5.9 million for the nine months ended September 30, 2022 compared to $11.2 million for the nine months ended September 30, 2021, driven by a decrease of $3.6 million in interest expense on deposits, coupled with a decrease of $1.7 million in interest expense on borrowings. The average balance of interest-bearing deposits and FHLB advances decreased $80.8 million and $102.8 million, respectively. A decrease of $216.9 million in the average balance of higher cost time deposits partially offset by an increase of $136.2 million in the average balance of interest-bearing core deposits drove a 30 basis point decrease in the cost of total deposits and a 33 basis point decrease in the cost of funds. The cost of average interest-bearing liabilities decreased 37 basis points to 0.55% for the nine months ended September 30, 2022 from 0.92% for nine months ended September 30, 2021.

Net Interest Income. For the three months ended September 30, 2022 net interest income was $13.8 million, an increase of $2.7 million, or 24.4%, compared to $11.1 million for the same period in 2021. Net interest spread increased 72 basis points to 2.68% and net interest margin increased 69 basis points to 2.84%.

For the nine months ended September 30, 2022 net interest income was $38.9 million, an increase of $8.3 million, or 27.1%, compared to $30.6 million for same period in 2021. Net interest spread increased 73 basis points to 2.64% and net interest margin increased by 69 basis points to 2.76%.

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

After an evaluation of these factors, the Company recorded a release of provision for loan losses of $419 thousand for the three months ended September 30, 2022 compared to a release of $338 thousand for the three months ended September 30, 2021. The release of provision for the three month period ended September 30, 2022 was driven by declines in balances within the construction portfolios, partially offset by growth in the multifamily and non-residential portfolios. For the nine months ended September 30, 2022, the Company recorded a release of provision for loan losses of $777 thousand compared to a release of $1.7 million for the nine months ended September 30, 2021. The release for the nine month period ended September 30, 2022 was driven by the same factors as the three month period.

Total non-performing loans decreased by $3.6 million to $8.4 million at September 30, 2022 compared to $12.0 million at December 31, 2021.

Non-interest Income. Non-interest income increased $310 thousand, or 63.4%, to $799 thousand for the three months ended September 30, 2022 from $489 thousand for the three months ended September 30, 2021, and increased $445 thousand, or 25.1%, to $2.2 million for the nine months ended September 30, 2022 compared to $1.8 million for the nine months ended September 30, 2021. The fluctuations in non-interest income for the three and nine month periods ending September 30, 2022 were primarily related to loan prepayment fee activity. Prepayment fees increased $302 thousand for the three months ended September 30, 2022 to $385 thousand from $83 thousand for the three months ended September 30, 2021. For the nine months ended September 30, 2022, loan prepayment fees increased $477 thousand to $947 thousand from $470 thousand for the nine months ended September 30, 2021. Overdraft fees recognized during the three and nine months ended September 30, 2022 totaled $79 thousand and $218 thousand, respectively, compared to $60 thousand and $161 thousand for the 2021 periods. Account maintenance fees recognized during the three and nine months ended September 30, 2022 totaled $17 thousand and $51 thousand, respectively, compared to $20 thousand and $61 thousand for the 2021 periods.

Non-interest Expense. Non-interest expense decreased $19.4 million, or 58.7%, to $13.7 million for the three months ended September 30, 2022 from $33.1 million for the three months ended September 30, 2021 and decreased

$17.4 million, or 30.3%, to $39.9 million for the nine months ended September 30, 2022 from $57.3 million for the nine months ended September 30, 2021. For the three months ended September 30, 2022, the decrease was driven by the absence in the 2022 period of non-recurring expenses incurred in 2021 consisting of the $9.2 million loss on pension withdrawal, $9.0 million charitable contribution, and the $1.4 million debt extinguishment cost. Also contributing to the decrease in non-interest expense for the three month period was a decrease in provision for commitments and letters of credits of $1.1 million. The decreases for the three month period were partially offset by an increase of $1.4 million in compensation and benefits costs as the Company continued to hire and retain talent. For the nine months ended September 30, 2022, the decrease was also driven by the 2021 non-recurring expenses described above for the three month period as well as a decrease in data processing of $1.0 million. The decreases for the nine month period were partially offset by an increase of $2.9 million in compensation and benefits costs.

Income Tax Expense. The Company recognized income tax expense of $123 thousand for the three months ended September 30, 2022 compared to an income tax benefit of $6.2 million for the three months ended September 30, 2021, and income tax expense of $175 thousand for the nine months ended September 30, 2022 compared to an income tax benefit of $6.5 million for the nine months ended September 30, 2021. The increase in tax expense for the 2022 periods was driven by the $22.6 million and $25.2 million increase in pre-tax income for the three and nine months ended September 30, 2022, respectively. The effective tax rate for the nine months ended September 30, 2022 and 2021 was 8.7% and (27.9)%, respectively.

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

During the nine months ended September 30, 2022, the deferred tax asset, net of the deferred tax liability, increased $7.0 million to $23.8 million. The increase is related to net unrealized losses that arose during the period within Accumulated Other Comprehensive Income (“AOCI”). These losses are primarily due to higher current market interest rates compared to rates at December 31, 2021. The Company recorded an additional valuation allowance of $6.8 million through AOCI during the nine months ended September 30, 2022 for total valuation allowance of $23.6 million at September 30, 2022.

The amount of the deferred tax asset considered realizable could be adjusted if estimates of future taxable income increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence, such as our projections for growth. The net deferred tax asset is included in other assets.

Average Balances and Yields

The following tables present information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Average balances have been calculated using daily balances. Non-accrual loans are included in average balances only. Loan origination fees are included in interest income on loans and are not material.

	Three Months Ended September 30,
	2022			2021
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

	(Dollar in thousands)
Assets:
Loans (1)	$1,465,114	$13,692	3.71%	$1,251,343	$12,044	3.86%
Mortgage-backed securities	197,406	1,055	2.12%	165,170	762	1.85%
Other investment securities	204,506	1,230	2.39%	163,393	871	2.14%
FHLB stock	13,141	139	4.20%	14,442	183	5.09%
Cash and cash equivalents	49,163	256	2.07%	473,797	213	0.18%
Total interest-bearing assets	1,929,330	16,372	3.37%	2,068,145	14,073	2.73%
Non-interest earning assets	61,264			97,287
Total assets	$1,990,594			$2,165,432
Liabilities and shareholders' equity:
NOW, savings, and money market deposits	$831,191	759	0.36%	$687,470	242	0.14%
Time deposits	405,823	665	0.65%	580,499	1,409	0.97%
Interest-bearing deposits	1,237,014	1,424	0.46%	1,267,969	1,651	0.52%
FHLB advances	243,647	1,133	1.84%	282,153	1,318	1.87%
Total interest-bearing liabilities	1,480,661	2,557	0.69%	1,550,122	2,969	0.77%
Non-interest bearing deposits	49,869			176,045
Non-interest bearing other	48,103			42,907
Total liabilities	1,578,633			1,769,074
Total shareholders' equity	411,961			396,358
Total liabilities and shareholders' equity	$1,990,594			$2,165,432
Net interest income		$13,815			$11,104
Net interest rate spread (2)			2.68%			1.96%
Net interest margin (3)			2.84%			2.15%

(1) Average loan balances are net of deferred loan fees and costs, premiums and discounts, and includes non-accrual loans.
(2) Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(3) Net interest margin represents net interest income divided by average interest-earning assets.

	Nine Months Ended September 30,
	2022			2021
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

	(Dollars in thousands)
Assets:
Loans (1)	$1,372,306	$37,792	3.68%	$1,274,274	$36,362	3.82%
Mortgage-backed securities	191,662	2,842	1.98%	153,031	2,201	1.92%
Other investment securities	204,009	3,395	2.22%	139,909	2,324	2.22%
FHLB stock	11,080	371	4.48%	15,662	585	5.00%
Cash and cash equivalents	103,526	444	0.57%	394,656	346	0.12%
Total interest-bearing assets	1,882,583	44,844	3.18%	1,977,532	41,818	2.83%
Non-interest earning assets	69,008			84,360
Total assets	$1,951,591			$2,061,892
Liabilities and shareholders' equity:
NOW, savings, and money market deposits	799,762	1,323	0.22%	663,581	835	0.17%
Time deposits	431,724	1,933	0.60%	648,672	6,013	1.24%
Interest-bearing deposits	1,231,486	3,256	0.35%	1,312,253	6,848	0.70%
FHLB advances	205,828	2,672	1.74%	308,614	4,357	1.89%
Total interest-bearing liabilities	1,437,314	5,928	0.55%	1,620,867	11,205	0.92%
Non-interest bearing deposits	45,338			126,933
Non-interest bearing other	47,691			44,684
Total liabilities	1,530,343			1,792,484
Total shareholders' equity	421,248			269,408
Total liabilities and shareholders' equity	$1,951,591			$2,061,892
Net interest income		$38,916			$30,613
Net interest rate spread (2)			2.64%			1.91%
Net interest margin (3)			2.76%			2.07%

(1) Average loan balances are net of deferred loan fees and costs, premiums and discounts, and includes non-accrual loans.
(2) Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(3) Net interest margin represents net interest income divided by average interest-earning assets.

Comparison of Financial Condition at September 30, 2022 and December 31, 2021

Total Assets. Total assets increased $97.7 million, or 5.1%, to $2.01 billion at September 30, 2022 from $1.91 billion at December 31, 2021.

Cash and cash equivalents. Cash and cash equivalents decreased $136.1 million, or 70%, to $57.3 million at September 30, 2022 from $193.4 million at December 31, 2021 as the Company deployed cash into higher yielding loans and securities.

Securities Available-For-Sale. Securities available-for-sale decreased $3.6 million, or 1.1%, to $321.3 million at September 30, 2022 from $324.9 million at December 31, 2021 as purchases were offset by a decline of $39.7 million in the net unrealized gains/loss position of the portfolio due to the continuing rising interest rate environment during the nine months ended September 30, 2022.

Gross Loans. Gross loans held for investment increased $209.8 million, or 16.4%, to $1.49 billion at September 30, 2022 from $1.28 billion at December 31, 2021. Non-residential loans increased $43.9 million, multifamily loans increased $164.2 million and residential loans increased $30.8 million. Organic originations totaled $420.0 million, including originations of $261.2 million in multifamily loans, $93.3 million non-residential real estate loans and $42.3 million in construction loans. In addition, $88.4 million of conforming residential mortgages in New Jersey were purchased during the period.

The following table presents loans at September 30, 2022 and December 31, 2021 allocated by loan category:

	September 30, 2022	December 31, 2021

	(In thousands)
Residential one-to-four family	$591,728	$560,976
Multifamily	679,474	515,240
Non-residential	185,450	141,561
Construction	12,981	23,419
Junior liens	16,653	18,464
Commercial and industrial (including PPP) (1)	4,738	21,563
Consumer and other	39	87
Total gross loans	1,491,063	1,281,310
Deferred fees, costs, premiums and discounts, net	3,374	6,299
Total loans	1,494,437	1,287,609
Allowance for loan losses	(13,600)	(14,425)
Loans receivable, net	$1,480,837	$1,273,184

(1) The commercial and industrial portfolio includes PPP loans, net of deferred fees, totaling $557 thousand at September 30, 2022 and $16.8 million at December 31, 2021.

The table below presents the balance of non-performing assets on the dates indicated:

	September 30, 2022	December 31, 2021

	(In thousands)
Residential one-to-four family	$7,907	$10,805
Multifamily	—	139
Non-residential	449	857
Construction	—	—
Commercial and industrial (including PPP)	—	—
Junior liens	53	182
Total non-performing assets	$8,409	$11,983

Other assets. Other assets increased $13.7 million to $22.3 million at September 30, 2022 from $8.6 million at December 31, 2021, driven by the increase in fair value of the Company’s interest rate swap agreements. See Note 7, Derivatives and Hedging Activities, of Notes to Consolidated Financial Statements in “Item 1- Financial Statements.”

Total Deposits. Total deposits were $1.27 billion at September 30, 2022. Deposits increased $19.5 million, or 1.56% from December 31, 2021. Checking and savings accounts increased $127.7 million, or 16.5%, to $900.9 million at September 30, 2022 from $773.2 million at December 31, 2021. This increase was offset by a decrease in time deposits of $108.2 million, or 22.8%, to $365.5 million at September 30, 2022 from $473.8 million at December 31, 2021. These changes resulted in the ratio of core deposits to total deposits increasing to 71.1% at September 30, 2022 compared to 62.0% at December 31, 2021.

The following table presents the totals of deposit accounts by account type, at the dates shown below:

	September 30, 2022	December 31, 2021

	(In thousands)
Non-interest bearing deposits	$59,636	$44,894
NOW and demand accounts (1)	385,334	363,419
Savings (1)	455,979	364,932
Core deposits	900,949	773,245

Time deposits	365,548	473,795
Total deposits	$1,266,497	$1,247,040
(1) Money market accounts are included within the NOW and demand accounts and Savings captions.

Borrowings. The Company had $295.5 million of borrowings at September 30, 2022, an increase of $110.0 million, or 59.3% from $185.5 million at December 31, 2021. Our borrowings consisted solely of Federal Home Loan Bank of New York advances. Of that total, $109.0 million are associated with longer-dated swap agreements. See Note 7, Derivatives and Hedging Activities, of Notes to Consolidated Financial Statements in “Item 1- Financial Statements.”

Total Shareholders’ Equity. Total Shareholders’ equity decreased by $32.1 million, or 7.5%, to $397.3 million at September 30, 2022 compared to $429.5 million at December 31, 2021. The decrease was primarily driven by a $27.2 million reduction in accumulated other comprehensive income reflecting the net impact the interest rate environment had on the Company’s available-for-sale securities and the swap agreements used in our cash flow hedges. Also contributing to the decrease was the Company’s repurchase of $7.8 million of treasury shares, of which $3.5 million were allocated to fund shareholder-approved equity grants. These decreases were partially offset by net income of $1.8 million for the nine months ended September 30, 2022.

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

The Bank is subject to various regulatory capital requirements administered by the New Jersey Department of Banking and Insurance (“NJDOBI”) and the Federal Deposit Insurance Corporation (“FDIC”). At September 30, 2022, the Bank exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines.

	Actual		Minimum Capital Adequacy		For Classification With Capital Buffer		For Classification as Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
September 30, 2022
Common equity tier 1	$296,377	21.41%	$62,284	4.50%	$96,886	7.00%	$89,966	6.50%
Tier 1 capital	296,377	21.41%	83,045	6.00%	117,647	8.50%	110,727	8.00%
Total capital	311,869	22.53%	110,727	8.00%	145,329	10.50%	138,409	10.00%
Tier 1 (leverage) capital	296,377	14.75%	80,347	4.00%	N/A	N/A	100,434	5.00%

December 31, 2021
Common equity tier 1	$293,349	25.74%	$51,292	4.50%	$79,787	7.00%	$74,088	6.50%
Tier 1 capital	293,349	25.74%	68,389	6.00%	96,885	8.50%	91,186	8.00%
Total capital	307,624	26.99%	91,186	8.00%	119,681	10.50%	113,982	10.00%
Tier 1 (leverage) capital	293,349	15.00%	78,201	4.00%	N/A	N/A	97,752	5.00%

At September 30, 2022, we had outstanding commitments to originate loans of $19.6 million and unused lines of credit of $83.1 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from September 30, 2022 totaled $298.2 million. Management expects, based on historical experience, that a deposit relationship will be retained with a substantial portion of certificate holders. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank of New York advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense. Available borrowing capacity at September 30, 2022 was $206.0 million with Federal Home Loan Bank of New York, $30.0 million line of credit with a correspondent bank and $2.5 million line of credit with the Federal Reserve Bank of New York.

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to originate loans, unused lines of credit and standby letters of credit, which involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. Our exposure to credit loss is represented by the contractual amount of the instruments. We use the same credit policies in making commitments that we do for on-balance sheet instruments. Management believes that our current sources of liquidity are more than sufficient to fulfill our obligations as of September 30, 2022 pursuant to off-balance-sheet arrangements and contractual obligations.

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

By following these strategies, we believe that we are positioned to react to increases and decreases in market interest rates.

Other than cash flow hedging on interest expense, we generally do not engage in hedging activities such as engaging in futures or options, or investing in high-risk mortgage derivatives such as collateralized mortgage obligation residual interests, real estate mortgage investment conduit residual interests or stripped mortgage-backed securities.

The Company has entered into derivative financial instruments to reduce risk associated with interest rate volatility by matching asset maturities and liability maturities. These derivatives had an aggregate notional amount of $109.0 million as of September 30, 2022.

In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it intended to stop compelling banks to submit rates for the calculation of LIBOR after 2021. Most tenors of LIBOR will cease being published on June 30, 2023, although some tenors ceased at the end of 2021. The Bank has not been materially impacted by the partial LIBOR cessations on December 31, 2021. The Alternative Reference Rates Committee has proposed that the Secured Overnight Financing Rate is the rate that represents best practice as the alternative to USD-LIBOR for use in financial contracts that are currently indexed to USD-LIBOR. The Company has approximately $27.3 million in loans, $27.8 million in investments and $109.0 million notional of derivatives which are indexed to USD-LIBOR for which it is monitoring the activity and assessing the related risks. The Company is monitoring and developing transition plans to address potential revisions to documentation, as well as customer management and communication, internal training, financial, operational and risk management implications, and legal and contract management. When LIBOR rates are no longer available and we are required to implement substitute indices for the calculation of interest rates, we may incur expenses in effecting the transition, we may suffer a loss in the conversion to a new rate because the new rate may not be equal to what we were being paid on the LIBOR rate, and may be subject to disputes or litigation with customers and security holders over the appropriateness or comparability to LIBOR of the substitute indices, which could have an adverse effect on our results of operations.

Quantitative Analysis. We compute amounts by which the net present value of our cash flow from assets, liabilities and off-balance sheet items would change in the event of a range of assumed changes in market interest rates. The economic value of equity (“EVE”) analysis estimates the change in the net present value (“NPV”) of assets and liabilities and off-balance sheet contracts over a range of immediate rate shock interest rate scenarios. This model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value. The model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumption that the United States Treasury yield curve increases or decreases instantaneously by 100 to 200 basis points in 100 basis point increments. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100-basis point increase in the “Basis Point Change in Interest Rates” column below.

The following table sets forth, at September 30, 2022, the calculation of the estimated changes to the Bank’s net interest income, at the Bank level, that would result from the specified immediate changes in the United States Treasury yield curve. For purposes of this table, 100 basis points equals 1%.

	Net Interest Income

Change in Interest Rates (basis points)	Amount	Change	Percent
	(Dollars in Thousands)
+200	$58,832	$(3,765)	(6)%
+100	60,797	(1,800)	(3)
0	62,597	—	—
-100	62,342	(255)	—
-200	60,581	(2,016)	(3)

The following table sets forth, at September 30, 2022, the calculation of the estimated changes in our net portfolio value, at the Bank level, that would result from the specified immediate changes in the United States Treasury yield curve. For purposes of this table, 100 basis points equals 1%.

	EVE
Change in Interest Rates (basis points)	Estimated EVE	Estimated Increase (Decrease)		NPV as a Percent of Portfolio Value of Assets
		Amount	Percent	NPV Ratio	Change

	(Dollars in thousands)
+200	92,843	(87,783)	(49)	5	(4)
+100	136,101	(44,525)	(25)	7	(2)
0	180,626	—	—	9	—
-100	220,934	40,308	22	11	2
-200	257,387	76,761	42	13	4

The tables above indicates that at September 30, 2022, in the event of an instantaneous 100 basis point increase in interest rates, we would experience a 25% decrease in EVE. In the event of an instantaneous 100 basis point decrease in interest rates, we would experience a 22% increase in EVE.

Certain short comings are inherent in the methodologies used in the above interest rate risk measurements. Modeling changes require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. The above tables assume that the composition of our interest sensitive assets and liabilities existing at the date indicated remains constant uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the table provides an indication of our interest rate risk exposure at a particular point in time, the data does not reflect any actions we may take in response to changes in interest rates. In addition, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our NPV and will differ from actual results.

ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table reports information regarding repurchases of our common stock during the quarter ended September 30, 2022 and the stock repurchase plans approved by our Board of Directors.

Period	Total Number of Shares Purchased (1)	Average Price paid Per Share	As part of Publicly Announced Plans or Programs	Yet to be Purchased Under the Plans or Programs (1)
July	—	$0.00	—	2,852,250
August	434,266	11.79	434,266	2,417,984
September	232,423	11.45	232,423	2,185,561
Total	666,689	11.67	666,689

(1) On July 20, 2022, the Company adopted a program to repurchase up to 2,852,250 shares, or 10%, of its outstanding common stock. This program has no expiration date and has 2,185,561 shares yet to be repurchased as of September 30, 2022.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5. OTHER INFORMATION
The prior year’s Annual Meeting of Stockholders was held on August 25, 2022. The date scheduled for the next Annual Meeting of Stockholders, to be held following the year ending December 31, 2022, has been set for May 18, 2023. In accordance with SEC rules, the Company has established December 18, 2022 as the deadline for the receipt of stockholder proposals submitted pursuant to SEC Rule 14a-8. In order to be eligible for inclusion in the proxy materials for the Company’s 2023 Annual Meeting of Stockholders, any stockholder proposal submitted pursuant to SEC Rule 14a-8 must be received at Blue Foundry Bancorp’s executive office, 19 Park Avenue, Rutherford, New Jersey 07070 no later than December 18, 2022.

Under the Company’s advance notice bylaw provision, the deadline for a stockholder to submit notice of an intent to make a proposal for new business or to nominate a candidate for election as a director at an annual meeting is no less than 120 days prior to the date of the Company’s proxy materials for the preceding year’s annual meeting, provided that if the date of the annual meeting is advanced more than 30 days prior to the anniversary of the preceding year’s annual meeting, the notice must be delivered no later than the close of business on the 10th day following the date on which public announcement (including by means of an SEC periodic report) of the meeting is first made. Thus, under the Company’s bylaws, notice by a stockholder of an intent to make a proposal for new business or to nominate a candidate for election as a director at the May 18, 2023 Annual Meeting of Stockholders is due November 20, 2022. However, the Company has determined that it will deem any such notice to be timely if it is received by the Company by December 18, 2022.

ITEM 6. EXHIBITS

The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1	Certificate of Incorporation of Blue Foundry Bancorp (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-254079))
3.2	Bylaws of Blue Foundry Bancorp (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-254079))
4	Form of Common Stock Certificate of Blue Foundry Bancorp (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-254079))
10.1	Blue Foundry Bancorp 2022 Equity Incentive Plan (Incorporated by reference to Appendix A to the Proxy Statement for the 2022 Annual Meeting of Stockholders (File No. 001-40619))
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from the Company’s Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Financial Condition; (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE FOUNDRY BANCORP

Dated:	November 10, 2022	By:	/s/ James D. Nesci
James D. Nesci
Chief Executive Officer
(Principal Executive Officer)

Dated:	November 10, 2022	By:	/s/ Kelly Pecoraro
Kelly Pecoraro
Chief Financial Officer
(Principal Financial Officer)