Form 10-K
period 2022-12-31
Blue Foundry Bancorp
filed 2023-03-30
CIK 1846017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒

As of March 28, 2023, there were 28,522,500 shares issued and 27,517,182 shares outstanding of the Registrant’s Common Stock, par value $0.01 per share.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to price at which the common equity was last sold on June 30, 2022 was $312.3 million.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the Registrant’s 2023 Annual Meeting of Stockholders. (Part III)

BLUE FOUNDRY BANCORP
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

•	general economic conditions, either nationally or in our market areas, that are worse than expected;
•	our ability to access cost-effective funding;
•	our ability to meet applicable capital and liquidity requirements;
•	our ability to manage market risk, credit risk and operational risk in the current economic conditions;
•	changes in consumer demand, borrowing and savings habits;
•	demand for loans and deposits in our market area;
•	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses;
•	fluctuations in real estate values and both residential and commercial real estate market conditions;
•	significant increases in our loan losses;
•	our ability to implement changes in our business strategies;
•	competition among depository and other financial institutions;
•	adverse changes in the securities markets;
•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
•	changes in monetary or fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board;
•	our ability to enter new markets successfully and capitalize on growth opportunities;
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

•	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing products and services described elsewhere in this Annual Report on Form 10-K, and
•
the disruption to local, regional, national and global economic activity caused by infectious disease outbreaks such as COVID-19, and the significant impact that such pandemics may have on our growth, operations, earnings and asset quality.

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

Blue Foundry Bank

The Bank is a New Jersey-chartered stock savings bank that was organized in 1939 as Boiling Springs Savings & Loan Association by the combination of the Rutherford Mutual Loan and Building Association and the East Rutherford Savings, Loan and Building Association. In 1992, Boiling Springs Savings & Loan Association converted to a New Jersey-chartered mutual savings bank and became known as Boiling Springs Savings Bank. Boiling Springs Savings Bank’s name was changed to Blue Foundry Bank in 2019. At December 31, 2022, the Bank had assets of $2.04 billion, net loans of $1.53 billion and deposits of $1.39 billion.

Blue Foundry Bank’s principal business consists of originating one-to-four family residential, multi-family, and non-residential real estate mortgages, home equity loans and lines of credit, construction, and commercial and industrial loans in our principal market and surrounding areas. In addition, we often lend outside of our branch network in more densely populated and metropolitan areas, adding diversification to our loan portfolio. We attract retail deposits from the general public in the areas surrounding our banking offices, through our borrowers, and through our online presence, offering a wide variety of deposit products. We also invest in securities. Our revenues are derived primarily from interest on loans and, to a lesser extent, interest on mortgage-backed and other investment securities. Our primary sources of funds are deposits, principal and interest payments on loans, securities, and borrowings from the Federal Home Loan Bank of New York (“FHLB”).

Blue Foundry Bank is subject to comprehensive regulation and examination by the New Jersey Department of Banking and Insurance (“NJDOBI”) and the Federal Deposit Insurance Corporation (“FDIC”). Our website address is www.bluefoundrybank.com. Information on this website is not and should not be considered a part of this Annual Report on Form 10-K.

Market Area

Our market area is primarily northern New Jersey. As of December 31, 2022, the Bank operates 18 full service banking offices in New Jersey. The administrative offices of the Company and Bank are located at 7 Sylvan Way, Suite 200, Parsippany, New Jersey 07054. Our telephone number is (201) 939-5000.

The economy in our primary market area benefits from being varied and diverse, with a broad economic base. New Jersey, counted among the wealthiest states in the nation with an estimated population of 9.26 million, is considered one of the most attractive banking markets in the United States. Within our primary market areas, the Bank had less than 1% of bank deposit market share as of June 30, 2022, the latest date for which statistics are available.

We believe that we have developed products and services that meet the financial needs of our current and future customer base; however, we plan, and believe it is necessary to continuously evaluate our products and service offerings in light of evolving expectations and make the appropriate enhancements to ensure we remain competitive in our market area. Our marketing strategies focus on the strength of our knowledge of local consumer and small business markets, as well as expanding relationships with current customers and reaching out to develop new, profitable business relationships.

Competition

We face significant competition for deposits and loans. Our most direct competition for deposits has come historically from the numerous financial institutions operating in our market area (including other community banks and credit unions), many of which are significantly larger than we are and have greater resources. We also face competition for depositor funds from other sources such as financial technology companies, online banks, brokerage firms, money market funds and mutual funds, as well as from securities offered by the Federal Government, such as Treasury bills. Additionally, money center banks, such as Bank of America, JP Morgan Chase, Wells Fargo and Citi, and large regional banks, such as TD Bank, M&T Bank and PNC Bank, have a significant presence in our market area.

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

During 2022, the Federal Reserve took unprecedented action to contain inflation. The Federal Reserve raised the federal funds rate seven times ranging from 25 basis points to 75 basis points totaling 425 basis points or 4.25 percent. This showed its resolve to return inflation to its 2 percent target.

Further expected interest rate increases, persistently high inflation and geopolitical tensions have increased uncertainty and elevated the risk of recession in the US economy.

Historically, our lending activities have emphasized one-to-four family residential real estate loans and multifamily housing loans, and such loans continue to comprise the largest portion of our loan portfolio. Other areas of lending include non-residential mortgage loans and, to a lesser extent, construction loans, commercial and industrial loans, and junior liens and consumer loans, the latter of which consist primarily of home equity loans and lines of credit. Commercial and industrial (“C&I”) loans include C&I revolvers, term loans, and SBA 7a loans. Subject to market conditions and our asset-liability analysis, we expect to continue to focus on commercial real estate, multi-family and traditional C&I lending as part of our effort to diversify the loan portfolio and increase the overall yield earned on our loans. We compete for loans by offering high quality personalized service, providing convenience and flexibility, timely responses on loan applications, and by offering competitive pricing.

Loan Portfolio Composition. The following table sets forth the composition of the loan portfolio at the dates indicated.

	At December 31,
	2022		2021
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Residential one-to-four family	$594,521	38.55%	$560,976	43.78%
Multifamily	690,278	44.75	515,240	40.21
Non-residential	216,394	14.03	141,561	11.05
Construction and land	17,990	1.17	23,419	1.83
Junior liens	18,477	1.20	18,464	1.44
Commercial and Industrial (1)	4,682	0.30	21,563	1.68
Consumer and other	38	—	87	0.01
Total gross loans	1,542,380	100%	1,281,310	100%

Deferred fees, costs and discounts, net	2,747		6,299
Less: allowance for loan losses	(13,400)		(14,425)
Loans receivable, net	$1,531,727		$1,273,184

(1) At December 31, 2022 and 2021, commercial and industrial loans include Paycheck Protection Program (“PPP”) loans totaling $477 thousand and $16.8 million, respectively, net of unearned deferred fees.

Loan Maturity. The following tables set forth certain information at December 31, 2022 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The tables do not include any estimate of prepayments that significantly shorten the average loan life and may cause actual repayment experience to differ from that shown below. The amounts shown below include unearned loan origination fees and costs, and unamortized premium and discounts, net.

	At December 31, 2022
	Residential One-to- Four Family	Multifamily	Non- Residential	Construction and Land	Junior Liens	Commercial and Industrial	Consumer and Other	Total Loans

	(In thousands)
Amounts due in:
One year or less	$794	$20,645	$162	$3,551	$21	$120	$12	$25,305
More than one year through five years	7,290	78,930	39,777	14,131	521	2,423	10	143,082
More than five years through fifteen years	172,224	435,965	143,272	—	1,853	2,110	17	755,441
More than fifteen years	416,946	155,150	32,850	117	16,236	—	—	621,299
Total	$597,254	$690,690	$216,061	$17,799	$18,631	$4,653	$39	$1,545,127

Fixed vs. Adjustable Rate Loans. The following table sets forth the dollar amount of all loans at December 31, 2022 that are due after December 31, 2023 and have either fixed interest rates or floating or adjustable interest rates. The amounts shown below include unearned loan origination fees and costs, and unamortized premium and discounts, net.

	Fixed Rates	Floating or Adjustable Rates	Total

	(In thousands)
Residential one-to-four family	$383,566	$212,894	$596,460
Multifamily	123,526	546,519	670,045
Non-residential	101,062	114,837	215,899
Construction and land	12,186	2,062	14,248
Junior liens	5,648	12,962	18,610
Commercial and Industrial	4,533	—	4,533
Consumer and other	27	—	27
Total	$630,548	$889,274	$1,519,822

Residential Real Estate Loans. Our one-to-four family residential loan portfolio consists of mortgage loans that enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the borrower. At December 31, 2022, one-to-four family residential real estate loans totaled $594.5 million, or 38.6% of our total loan portfolio, and consisted of $382.9 million of fixed-rate loans and $211.6 million of adjustable-rate loans.

We offer fixed-rate and adjustable-rate residential real estate loans with maturities up to 30 years. The one-to-four family residential mortgage loans we are currently originating are generally underwritten according to Fannie Mae and Freddie Mac guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits. We currently originate loans above the conforming limits up to a maximum amount of $3.0 million, which are referred to as “jumbo loans.” We generally underwrite jumbo loans, whether originated or purchased, in a manner similar to conforming loans. At December 31, 2022, our largest one-to-four family residential loan totaled $4.0 million, is secured by a series of one-to-four family apartment units and was performing in accordance with its original terms.

Our adjustable-rate residential real estate loans have interest rates that are fixed for an initial period ranging from three to ten years. After the initial fixed period, the interest rate on adjustable-rate residential real estate loans is generally reset periodically based on a contractual spread or margin above the average yield on U.S. Treasury securities. Our adjustable-rate residential real estate loans have initial and periodic caps of up to 2.0% on interest rate changes, with a current cap on total increases of 6.0% over the life of the loan.

We originate one-to-four family residential mortgage loans with loan-to-value ratios of generally up to 80% to 90% of the appraised value, depending on the size of the loan. We may originate loans with loan-to-value ratios that exceed 90% depending upon the product type. Mortgage insurance is required for all mortgage loans that have a loan-to-value ratio greater than 80%. The required insurance coverage amount varies based on the loan-to-value ratio and term of the loan. We only permit borrowers to purchase mortgage insurance from companies that have been approved by Blue Foundry Bank.

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

Multi-Family Real Estate Loans. At December 31, 2022, we had $690.3 million in multi-family real estate loans, representing 44.8% of our total loan portfolio. Our multi-family real estate loans are secured primarily by apartment buildings having five or more units, most of which are located in our primary market area.

We generally originate multi-family real estate loans with maximum terms of 10 years based on amortization periods between 25 and 30 years. We generally limit loan-to-value ratios to less than 80% of the appraised value of the property for multi-family real estate loans. Our multi-family real estate loans are offered with fixed and adjustable rate interest terms. All multi-family real estate loans are subject to our underwriting procedures and guidelines. At December 31, 2022, our largest multi-family real estate loan totaled $23.3 million and was performing in accordance with its original terms.

We consider a number of factors in originating multi-family and non-residential real estate loans. We evaluate the qualifications and financial condition of the borrower (including credit history), profitability and expertise, as well as the value and condition of the mortgaged property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, we consider a number of factors, including the net operating income of the mortgaged property before debt service and depreciation, the debt service coverage ratio (the ratio of net operating income to debt service) to ensure that it is at least 1.25x, subject to certain exceptions, and the ratio of the loan amount to the appraised value of the mortgaged property. All loans are appraised by outside independent and qualified appraisers that are duly approved in accordance with Blue Foundry Bank policy. Loans are monitored on an ongoing basis, based on policy requirements, often requiring updated financials statements.

Non-Residential Real Estate Loans. At December 31, 2022, we had $216.4 million in non-residential real estate loans, representing 14.0% of our total loan portfolio. Our non-residential real estate loans are secured primarily by industrial facilities, retail facilities and other commercial properties, most of which are located in our primary market area.

Non-residential real estate loans are underwritten to asset specific guidelines in accordance to policy with the loan-to-value ratio limit generally being 75% of the appraised value of the property. At December 31, 2022, our largest non-residential real estate loan totaled $24.7 million and was secured by a grocery-anchored shopping center. At December 31, 2022, this loan was performing in accordance with its original terms.

Construction Loans. We make construction loans, primarily to contractors and builders of single-family homes and other commercial and industrial real estate projects as well as to individuals for the construction of their primary residences. At December 31, 2022, our construction loans totaled $18.0 million, representing 1.2% of our total loan portfolio. At December 31, 2022, our largest construction loan totaled $9.8 million and was secured by a first mortgage lien for the construction of a mixed-used building. At December 31, 2022, this loan was performing in accordance with its original terms.

Construction loan-to-value ratios for one-to-four family residential properties generally will not exceed 80% of the appraised value of the property on a completed basis. Once the construction project is satisfactorily completed, we look to provide permanent financing.

Junior Liens and Consumer Loans. We offer consumer loans to customers residing in New Jersey. Our consumer loans and junior liens consist primarily of home equity loans and lines of credit. At December 31, 2022, consumer loans totaled $18.5 million, or 1.2% of our total loan portfolio.

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

Commercial and Industrial Loans. We typically originate commercial business loans on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business, the experience and stability of the borrower’s management team, earnings projections, and the value and marketability of any collateral securing the loan. Business loans and lines of credit inherently have more risk of loss than real estate secured loans, in part because business loans may be more complex to underwrite than mortgages, and some of the loans or portions thereof may be unsecured. These loans are more likely to be reliant on the cashflow and solvency of the business. The value of collateral may not be adequate to cover the value of the loan and may be severely impacted by the performance of the business. If a decline in economic conditions or other issues cause difficulties for our business borrowers or we fail to evaluate the credit of the loan accurately when we underwrite the loan, it could result in delinquencies or defaults and a material adverse effect on our business, results of operations or financial condition. Commercial and industrial loans are generally secured by a variety of collateral, primarily accounts receivable, inventory and equipment. As a result, the availability of funds for the repayment of commercial and industrial loans may be substantially dependent on the success of the business itself and the general economic environment in our market area. Therefore, commercial and industrial loans that we originate have greater credit risk than one-to-four family residential real estate loans or, generally, consumer loans. In addition, commercial and industrial loans generally require substantially greater evaluation and oversight efforts.

The Bank is a certified Small Business Administration (“SBA”) lender and is a participant in SBA lending programs which provide guarantees of up to 75% of the principal on the underlying loans. We provide loans under the 7(a) Loan Program, the SBA’s most common loan program.

At December 31, 2022, we had $4.7 million of commercial and industrial loans. Commercial and industrial loans represent 0.3% of our total loan portfolio. We offer term loans, lines of credit and revolving lines of credit with varying maturity terms to small businesses in our market area to finance short-term working capital needs such as accounts receivable and inventory. Our commercial lines of credit are typically structured with variable rates. We generally obtain personal guarantees with respect to all commercial and industrial loans. At December 31, 2022, the average loan size of our commercial and industrial loans was $291 thousand, and our largest outstanding commercial and industrial loan balance was a $2.0 million SBA loan to an ecommerce company. This loan was performing in accordance with its repayment terms at December 31, 2022.

During 2020 and early 2021, the Company participated in the PPP. The PPP authorized financial institutions to make federally-guaranteed loans to qualifying small businesses and non-profit organizations. These loans carry an interest rate of 1% per annum and a maturity of five years if originated on or after June 5, 2020. The PPP provided that such loans may be forgiven if the borrowers meet certain requirements with respect to maintaining employee headcount and payroll and the use of the loan proceeds after the loan is originated. If not forgiven, these loans may be guaranteed by the SBA. All PPP loans are categorized as Commercial and Industrial Loans within the Company’s financial statements. At December 31, 2022 and 2021, PPP loans totaled $477 thousand and $16.8 million, respectively, net of unearned deferred fees.

Originations, Purchases and Participations of Loans

Lending activities are conducted by our loan personnel operating at our offices. We also obtain referrals from existing and former customers and from accountants, real estate brokers, builders and attorneys. All loans that we originate or purchase are underwritten pursuant to our policies and procedures, which, for residential loans, generally incorporate Fannie Mae and Freddie Mac underwriting guidelines to the extent applicable. We originate both adjustable-rate and fixed-rate loans. Our ability to originate fixed or adjustable-rate loans depends upon the relative customer demand for such loans, which is affected by current market interest rates as well as anticipated future market interest rates. Our loan origination and purchase activity may be adversely affected by a rising interest rate environment, which typically results in decreased loan demand.

During 2021, the Bank began a residential loan purchase program to utilize excess liquidity and to supplement originations. All loans purchased were within New Jersey and were underwritten to FNMA standards, a comparable underwriting standard as internally originated loans.

During the years ended December 31, 2022 and 2021, loan originations totaled $488.2 million and $321.7 million, respectively, all of which were retained by us. Loan purchases totaled $104.0 million and $91.6 million for the years ended December 31, 2022 and 2021, respectively.

We purchase whole loans and participate in loans originated by other institutions. Generally, our analysis for purchase and participation transactions follows underwriting policies as if we originated the loan directly. However, for loans that we participate in, we are subject to the lead financial institution’s policies and practices related to items such as, monitoring, collection and default.

At December 31, 2022 the outstanding balances of our loan participations where we are not the lead lender totaled $111.9 million, or 7.3% of our loan portfolio, all of which were commercial real estate loans. All such loans were performing in accordance with their original repayment terms at December 31, 2022.

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

Loans to One Borrower. Pursuant to New Jersey law, the aggregate amount of loans that the Bank is permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of the Bank’s capital, surplus fund and undivided profits (25% if the amount in excess of 15% is secured by “readily marketable collateral”). At December 31, 2022 based on the 15% limitation, the Bank’s loans-to-one-borrower limit was approximately $47.0 million, our internal policy limit was $42.3 million, representing 90% of the 15% limit. On the same date, the Bank had no borrowers with outstanding balances in excess of this amount. At December 31, 2022, our largest loan relationship with a single borrower was for $35.0 million, which consisted of two loans secured by non-residential real estate and six loans secured by multifamily real estate, each of which was performing in accordance with its terms.

Delinquencies and Asset Quality

Delinquency Procedures. When a borrower fails to make a required monthly loan payment by the last day of the month, and upon expiration of any applicable grace period, a late notice is generated stating the payment and late charges due. Until such time as payment is made collection efforts continue with additional phone calls and escalating collection notices. Loan delinquencies more than 30 days past due are reported to the Board of Directors monthly.

If repayment is doubtful or not possible, a notice of intent to foreclose will be issued for residential loans, or an acceleration notice will be issued for commercial loans, and the account will be administered by our Asset Recovery Department with oversight and guidance from our counsel. Once issued for residential loans, the notice of intent to foreclose typically allows the borrower a period to cure the default. Once issued for commercial loans, a grace period may be granted in accordance with the loan’s terms. If payment is made and the loan is brought current, foreclosure proceedings are discontinued, and the borrower is permitted to continue to make payments. If the borrower does not respond, we will initiate foreclosure proceedings.

Loans Past Due and Non-Performing Assets. Loans are reviewed on a regular basis. Management determines that a loan is impaired or non-performing when it is probable at least a portion of the loan will not be collected in accordance with the original terms due to a deterioration in the financial condition of the borrower or the value of the underlying collateral if the loan is collateral-dependent. When a loan is determined to be impaired, the measurement of the loan in the allowance for loan losses is based on present value of expected future cash flows, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral less selling costs. Non-accrual loans are loans for which collectability is questionable and, therefore, interest on such loans will no longer be recognized on an accrual basis. All loans that become 90 days or more delinquent are placed on non-accrual status unless the loan is guaranteed or well secured and in the process of collection. When loans are placed on non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received on a cash basis or cost recovery method.

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

Delinquent Loans. The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	At December 31,
	2022				2021
	60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance

	(Dollars in thousands)
Residential one-to-four family	4	$845	9	$6,738	2	$457	14	$8,936
Multifamily	—	—	1	182	—	—	—	—
Non-residential	—	—	—	—	—	—	2	381
Construction and land	—	—	—	—	—	—	—	—
Junior liens	—	—	1	52	1	53	2	182
Commercial and Industrial	—	—	7	96	4	57	10	116
Total	4	$845	18	$7,068	7	$567	28	$9,615

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At December 31,
	2022	2021

	(Dollars in thousands)
Non-Performing Assets:
Non-accrual loans:
Residential one-to-four family	$7,498	$10,805
Multifamily	182	139
Non-residential	—	857
Construction and land	—	—
Junior liens	52	182
Commercial and Industrial	35	—
Consumer and other	—	—
Total	7,767	11,983

Accruing loans past due 90 days or more:
Residential one-to-four family	—	—
Multifamily	—	—
Non-residential	—	—
Construction and land	—	—
Junior liens	—	—
Commercial and Industrial (1)	—	—
Consumer and other	—	—
Total	—	—
Total non-performing loans	7,767	11,983
Real estate owned	—	—
Other non-performing assets	—	—
Total non-performing assets	$7,767	$11,983

Troubled debt restructurings (accruing):
Residential one-to-four family	$1,750	$1,346
Multifamily	—	—
Non-residential	2,567	3,564
Construction and land	—	—
Junior liens	—	—
Commercial and Industrial	—	—
Consumer and other	—	37
Total troubled debt restructurings (accruing)	$4,317	$4,947

Total troubled debt restructurings (accruing) and total non-performing assets	$12,084	$16,930
Total non-performing loans to total loans	0.50%	0.94%
Total non-performing loans to total assets	0.38%	0.63%
Total non-performing assets to total assets	0.38%	0.63%
Total non-performing assets and troubled debt restructurings (accruing) to total assets	0.59%	0.88%
(1) PPP loans 90 days past due and accruing totaled $61 thousand and $116 thousand at December 31, 2022 and 2021, respectively. Such loans are not reported in non-performing loans as they carry the federal guarantee of the SBA.

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

The following table sets forth our amounts of special mention and classified loans as of December 31, 2022 and 2021.

	At December 31,
	2022	2021

	(In thousands)
Special mention	$2,224	$5,213
Substandard	8,469	13,178
Doubtful	—	—
Loss	—	—
Total	$10,693	$18,391

At December 31, 2022, special mention loans included one residential one-to-four family totaling $247 thousand, one multi-family real estate loan totaling $897 thousand and two non-residential real estate loan totaling $1.1 million. At December 31, 2022, substandard loans represent 20 loans totaling $8.5 million. At December 31, 2021, special mention loans included one non-residential real estate loan totaling $144 thousand and one multi-family real estate loan totaling $5.1 million. At December 31, 2021, substandard loans represent 33 loans totaling $13.2 million.

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

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2022	2021

	(Dollars in thousands)
Allowance for loan losses at beginning of period	$14,425	$16,959
Recovery of provision for loan losses	(1,001)	(2,518)
Charge-offs:
Residential one-to-four family	—	—
Multifamily	—	—
Non-residential	—	—
Construction and land	—	—
Junior liens	—	—
Commercial and Industrial	—	—
Consumer and other	58	16
Total charge-offs	58	16

Recoveries:
Residential one-to-four family	30	—
Multifamily	—	—
Non-residential	—	—
Construction and land	—	—
Junior liens	—	—
Commercial and Industrial	—	—
Consumer and other	4	—
Total recoveries	34	—
Net charge-offs	24	16
Allowance for loan losses at end of period	$13,400	$14,425

Allowance for loan losses to non-performing loans at end of period	172.52%	120.38%
Allowance for loan losses to total loans outstanding at end of period	0.87%	1.13%
Net charge-offs to average loans outstanding during period	(0.01)%	—%

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

	At December 31,
	2022			2021
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans

	(Dollars in thousands)
Residential one-to-four family	$2,264	16.90%	38.55%	$2,822	19.56%	43.78%
Multifamily	5,491	40.98	44.75	5,263	36.50	40.21
Non-residential	3,357	25.05	14.03	2,846	19.73	11.05
Construction and land	1,697	12.66	1.17	2,678	18.56	1.83
Junior liens	451	3.37	1.20	636	4.41	1.44
Commercial and Industrial	47	0.35	0.30	51	0.35	1.68
Consumer and other	—	0.00	0.00	38	0.26	0.01
Total	13,307	99.31	100.00	14,334	99.37	100.00
Unallocated	93	0.69	—	91	0.63	—
Total allowance for loan losses	$13,400	100.00%	100.00%	$14,425	100.00%	100.00%

Investment Activities

General. The goals of our investment policy are generally to provide liquidity, mitigate interest rate risk, ensure the safety of principal, provide earnings and meet pledging requirements. Subject to loan demand and our interest rate risk analysis, we may increase the balance of our securities portfolio .

Our investment policy was adopted and is reviewed annually by the Board of Directors. All investment decisions are made by senior management in accordance with board-approved policies. The Treasurer provides an investment schedule detailing the investment portfolio, which is regularly reviewed by the Board of Directors.

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

At December 31, 2022, our securities portfolio consisted of debt securities issued by the U.S. Government, agencies of the U.S. Government or U.S. Government-sponsored enterprises, mortgage-backed securities and collateralized mortgage obligations issued and guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae. Securities also included corporate bonds, municipal bonds, asset-backed securities, federal funds and deposits in other institutions.

At December 31, 2022, other investments primarily consisted of membership and activity-based shares in FHLB stock. As a member of FHLB, we are required to purchase stock in the FHLB, which stock is carried at cost and classified as other investment securities. Other investments also consists of, to a much lesser extent, an investment in a financial technology fund carried at net asset value (“NAV”) and shares in a cooperative that provides community banking core technology solutions, carried at cost.

At December 31, 2022, our securities portfolio consisted of approximately 60% high-quality liquid assets, with the remaining 40% consisting of corporate bonds, municipal bonds, privately issued asset-backed securities and other investment securities. Approximately 90% of our securities portfolio was classified as available for sale, with the remaining 10% classified as held to maturity.

Portfolio Maturities and Yields. The following table sets forth the stated maturities and weighted average yields of investment securities at December 31, 2022. Weighted average yields on tax-exempt securities presented exclude the tax equivalent yield due to the valuation allowance. Certain mortgage-backed securities have adjustable interest rates and will reprice at least annually within the various maturity ranges. These repricing schedules are not reflected in the table below. Weighted average yield calculations on investment securities available for sale do not give effect to changes in fair value that are reflected as a component of equity.

	At December 31, 2022
	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield

	(Dollars in thousands)
Available for sale:
U.S. Treasury Note	$10,001	0.73%	$30,021	1.33%	$6,915	1.28%	$—	—%	$46,937	$43,759	1.19%
Corporate Bonds	2,263	3.96	47,962	2.50	25,500	4.19	6,000	3.75	81,725	76,298	3.16
U.S. Government agency obligations	—	—	10,171	0.50	2,076	2.03	4,120	0.82	16,367	15,423	0.77
State and Municipal obligations	825	4.94	2,261	3.20	7,721	3.20	5,752	3.54	16,559	16,268	3.40
Mortgage-backed securities: Residential one-to-four family	—	—	1,177	3.57	6,643	1.36	157,023	2.29	164,843	140,186	2.26
Multifamily	5,001	2.41	7,995	2.67	—	—	6,479	3.22	19,475	18,158	2.79
Asset-backed securities	—	—	3,000	1.03	1,525	1.17	—	—	4,525	4,156	1.08
Total Available for sale	$18,090	1.79%	$102,587	1.96%	$50,380	3.09%	$179,374	2.38%	$350,431	$314,248	2.33%

Securities held-to-maturity:
Corporate bonds	$—	—%	$—	—%	$18,600	2.89%	$—	—%	$18,600	$16,319	2.89%
Asset-backed securities	—	—	6,020	1.73	9,085	2.19	—	—	15,105	12,796	2.01
Total held-to-maturity	$—	—%	$6,020	1.73%	$27,685	2.66%	$—	—%	$33,705	$29,115	2.49%

Sources of Funds

General. Deposits have traditionally been our primary source of funds for our lending and investment activities. We also use borrowings, primarily FHLB advances, to supplement cash flows, as needed. In addition, funds are derived from scheduled loan payments, securities maturities, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and competition.

Deposit Accounts. The substantial majority of our deposits are from depositors who reside in our primary market area. We access deposit customers by offering a broad selection of deposit instruments for individuals and businesses.

Deposit account terms vary according to the minimum balance required, the time period that funds must remain on deposit, and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability, and customer preferences. We generally review our deposit pricing on a monthly basis and continually review our deposit mix. Our deposit pricing strategy has been to offer competitive rates, but generally not the highest rates offered in the market, and to periodically offer special rates to attract deposits of a specific type or with a specific term. Deposit pricing is reviewed regularly as warranted by market conditions.

We may supplement customer deposits with listed and brokered deposits. Listed deposits totaled $40.4 million and $65.3 million at December 31, 2022 and 2021, respectively. At December 31, 2022, brokered deposits totaled $75.0 million. There were no brokered deposits at December 31, 2021.

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

The following table sets forth the distribution of total deposits by account type at the dates indicated.

	At December 31,
	2022		2021
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Non-interest bearing deposits	$37,907	2.94%	$44,894	3.60%
NOW and demand accounts	410,937	31.88	363,419	29.14
Savings	423,758	32.88	364,932	29.26
Time deposits	416,260	32.30	473,795	38.00
Total	$1,288,862	100.00%	$1,247,040	100.00%

As of December 31, 2022, the aggregate amount of uninsured deposits (deposits in amounts greater than or equal to $250,000, the maximum amount for federal deposit insurance) was $319.6 million, of which time deposits in excess of $250,000 (FDIC insurance limit) totaled $43.1 million.

The following table sets forth the maturity of time deposits in excess of $250,000 at December 31, 2022.

At December 31, 2022
(In thousands)
Maturity Period:
Three months or less	$7,478
Over three through six months	4,415
Over six through twelve months	19,675
Over twelve months	11,564
Total	$43,132

Borrowings. Our borrowings consist of advances from the FHLB. At December 31, 2022, we had the ability to borrow approximately $638.6 million under our credit facilities with the FHLB, of which $310.5 million was advanced. Borrowings from the FHLB are secured by our investment in the common stock of the FHLB and loans pledged at the FHLB. We also have the ability to participate in the Federal Reserve Bank’s recently created Bank Term Funding Program.

Subsidiary Activities

Blue Foundry Bancorp has one direct subsidiary, which is Blue Foundry Bank.

At December 31, 2022, Blue Foundry Bank has one active subsidiary, Blue Foundry Investment Company, a New Jersey corporation formed to manage and invest in securities. The Bank also has five inactive subsidiaries formed to hold certain real estate owned, of which two are New Jersey corporations: Rutherford Center Development Corp. and Blue Foundry Service Corporation and three are New Jersey limited liability companies: Blue Foundry, LLC, 116-120 Route 23 North, LLC, and TrackView LLC.

Employees and Human Capital Resources

At December 31, 2022 we employed 198 employees, nearly all of whom are full-time and of which approximately 63% are women. At December 31, 2021, we employed 175 employees. As a financial institution, approximately 40% of our employees are employed at our branch offices, and another 4% are employed at our customer care call center. The success of our business is highly dependent on our employees, who provide value to our customers and communities through their dedication to our mission, helping customers achieve financial security. Our workplace culture is grounded in a set of core values – a concern for others, trust, respect, hard work, and a dedication to our customers. We seek to hire well-qualified employees who are also a good fit for our value system. Our selection and promotion processes are without bias and include the active recruitment of minorities, women, individuals with disabilities and veterans, without regard to race, color, religion, sex, LGBTQ+, national origin, disability or protected veteran status.

We encourage and support the growth and development of our employees and, wherever possible, seek to fill positions by promotion and transfer from within the organization. Continual training and career development is advanced through regular performance discussions between employees and their managers, internally developed training programs, customized corporate training engagements and educational reimbursement programs. Reimbursement is available to employees enrolled in pre-approved degree or certification programs at accredited institutions that teach skills or knowledge relevant to our business. The Bank pays for seminars, conferences, and other training events employees attend in connection with their job duties. In addition to the investment in employee professional development, the Bank’s benefit and compensation programs are designed to ensure we recruit and retain top talent.

The Bank offers employees a comprehensive health benefits package and structures its bonus program to create meaningful performance-based incentives. To encourage retirement savings, the Bank provides a 401(k) match of up to 6% of an employee’s salary. Eligible employees are automatically enrolled in the plan and 3% of the employee’s total taxable compensation is withheld with annual 1% escalations up to 6%. Employees may opt out at any time. Our employees share in our financial success while preparing for retirement through the Employee Stock Ownership Plan (“ESOP”). The ESOP gives employees an opportunity to accumulate shares of our common stock and is 100% funded by the Company.

The safety, health and wellness of our employees is a top priority. We provide a safely distanced working environment for employees and employees are asked not to come to work when they experience signs or symptoms of a possible COVID-19 illness or any other upper respiratory infectious disease. On an ongoing basis, we further promote the health and wellness of our employees by strongly encouraging work-life balance, offering flexible work schedules, keeping the employee portion of health care premiums to a low amount and sponsoring various wellness programs. Our state-of-the-art administrative offices offer our employees access to an onsite gym at no cost. Our offices are equipped with stand-up desks, and the mindfulness room provides a place for employees to take a quiet break from their busy day. Nursing moms have access to a lactation room equipped with a refrigerator and sink for their privacy and convenience.

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

Federal Bank Regulation

Supervision and Enforcement Authority. The Bank is subject to extensive regulation, examination and supervision by the FDIC as its primary federal prudential regulator and the insurer of its deposits. The regulatory structure gives the FDIC extensive discretion in connection with its supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of an adequate allowance for loan losses for regulatory purposes.

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

Capital Requirements. Under FDIC regulations, the Bank must meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio, a Tier 1 capital to risk-based assets ratio, a total capital to risk-based assets, and a Tier 1 capital to average total assets leverage ratio. The capital requirements are based on recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).

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

Federal legislation enacted in 2018 required the federal banking agencies, including the FDIC, to adopt a rule implementing a simplified “community bank leverage” ratio alternative for institutions with assets of less than $10 billion that meet other specified criteria. Pursuant to federal legislation enacted in 2020, the community bank leverage ratio was set at 9% for 2022 and thereafter. A qualifying community bank that exercises the election and has capital equal to or exceeding the applicable percentage is considered compliant with all applicable regulatory capital requirements. Qualifying institutions may elect to utilize the community bank leverage ratio in lieu of the generally applicable risk-based capital requirements.

A qualifying institution may opt in and out of the community bank leverage ratio framework on its quarterly call report. As of December 31, 2022, the Bank has not opted into the community bank leverage ratio framework.

The FDIC also has authority to establish individual minimum capital requirements in appropriate cases upon determination that an institution’s capital level is, or is likely to become, inadequate in light of the particular circumstances.

At December 31, 2022, the Bank exceeded each of its capital requirements.

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

The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is considered “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a

Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets equal to or less than 2.0%. At December 31, 2022, the Bank was classified as a “well capitalized” institution.

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

A bank’s loans to its executive officers, directors, any owner of 10% or more of its stock (each, an insider) and any of certain entities affiliated with any such person (an insider’s related interest) as well as loans to insiders of affiliates and such insiders’ related interests are subject to the conditions and limitations imposed by Section 22(h) of the Federal Reserve Act and its implementing regulations. Under these restrictions, the aggregate amount of the loans to any insider and the insider’s related interests may not exceed the loans-to-one-borrower limit applicable to national banks, which is comparable to the loans-to-one-borrower limit applicable to the Bank’s loans. See “New Jersey Banking Laws and Supervision—Loan-to-One Borrower Limitations.” All loans by a bank to all insiders and insiders’ related interests in the aggregate may not exceed the bank’s unimpaired capital and unimpaired surplus. Loans to an executive officer, other than loans for the education of the officer’s children and certain loans secured by the officer’s residence, may not exceed the lesser of (1) $100,000 or (2) the greater of $25,000 or 2.5% of the bank’s unimpaired capital and surplus. The regulations require that any proposed loan to an insider, or a related interest of that insider, be approved in advance by a majority of the Board of Directors of the bank, with any interested directors not participating in the voting, if that loan, combined with previous loans by the bank to the insider and his or her related interests, exceeds specified amounts. Generally, such loans must be made on substantially the same terms as, and follow credit underwriting procedures that are not less stringent than, those that are prevailing at the time for comparable transactions with other persons. As of December 31, 2022 the Bank does not have a material balance of such loans.

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

The FDIC assesses all insured depository institutions. An institution’s assessment rate depends upon the perceived risk to the Deposit Insurance Fund of that institution, with less risky institutions paying lower rates. Currently, assessments for institutions of less than $10 billion of total assets are based on financial measures and supervisory ratings derived from statistical models estimating the probability of failure within three years. Assessment rates (inclusive of possible adjustments) ranged from 1.5 to 30 basis points of each institution’s total assets less tangible capital effective December 31, 2022.

The FDIC has authority to increase the range of assessments and adopted a final rule in October 2022 to increase initial base deposit assessment rates by two basis points beginning in the first quarterly assessment period of 2023. As a result, effective January 1, 2023, assessment rates for institutions of the Bank’s size will range from 2.5 to 32 basis points.

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

Community Reinvestment Act. Under the Community Reinvestment Act, or “CRA,” as implemented by the FDIC, a state nonmember bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of each state non-member bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to establish branches and acquire other financial institutions. The CRA requires the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. The Bank’s most recent FDIC CRA rating in March 2021 was “Satisfactory.”

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

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Banks provide a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB. The Bank was in compliance with this requirement at December 31, 2022.

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

Capital. Federal legislation required the Federal Reserve Board to establish minimum consolidated capital requirements for bank and savings and loan holding companies that are as stringent as those applicable to their insured depository subsidiaries. However, subsequent federal legislation exempted from the applicability of the consolidated capital requirements holding companies with less than $3.0 billion in consolidated assets, such as the Company, unless otherwise advised by the Federal Reserve Board.

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

Acquisition. The Change in Bank Control Act provides that no person may acquire control of a bank holding company, such as the Company, without the prior non-objection or approval of the Federal Reserve Board. Control, as defined under the Change in Bank Control Act, means ownership, control of or the power, to vote 25% or more of any class of voting securities of the company. Acquisition of 10% or more of any class of a bank holding company’s voting securities constitutes a rebuttable presumption of control under certain circumstances, including where, as is the case with the Company, the issuer has registered securities under Section 12 of the Exchange Act.

In addition, the Bank Holding Company Act provides that no company may acquire control of a bank or bank holding company within the meaning of that statute without having first obtained the approval of the Federal Reserve Board. A company that acquires control of a bank or bank holding company for purposes of the Bank Holding Company Act becomes a “bank holding company” subject to registration, examination and regulation by the Federal Reserve Board.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 was enacted to improve corporate responsibility, provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Company has policies, procedures and systems designed to comply with these regulations.

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

Net Operating Loss Carryovers. Effective with the passage of the Tax Cuts and Jobs Act, net operating loss carrybacks are no longer permitted, and net operating losses are allowed to be carried forward indefinitely. Net operating loss carryforwards arising from tax years beginning after January 1, 2018 are limited to offset a maximum of 80% of a future year’s taxable income. At December 31, 2022, the Company had $25.8 million in net operating loss carryovers. The Company contributed $9.0 million to the Blue Foundry Charitable Foundation, and the deferred benefit has a 5 year carryforward limitation.

Capital Loss Carryovers. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which carried and is used to offset any capital gains. Any loss remaining after the five-year carryover period that has not been deducted is no longer deductible. At December 31, 2022, the Company had no capital loss carryovers.

Corporate Dividends. We may generally exclude from our income 100% of dividends received from the Bank as a member of the same affiliated group of corporations.

Audit of Tax Returns. The Company’s federal income tax returns have not been audited in the last three years.

State Taxation

New Jersey State Taxation. In 2014, tax legislation was enacted that changed the manner in which financial institutions and their affiliates are taxed in New Jersey. Taxable income is apportioned to New Jersey based on the location of the taxpayer’s customers, with special rules for income from certain financial transactions. The location of the taxpayer’s offices and branches are not relevant to the determination of income apportioned to New Jersey. The state of New Jersey applies a surtax based on the tax base within the state, applying a 6.5%, 7.5% or 9% rate. Given the Company has available net operating losses for the period, the statutory rate that would apply to the tax base in 2022 is 6.5%. An alternative tax on apportioned capital, capped at $5.0 million for a tax year, is imposed to the extent that it exceeds the tax on apportioned income. The New Jersey alternative tax rate was 0.05% for 2019, 0.025% for 2020 and was completely phased out as of January 1, 2021. Qualified community banks and thrift institutions that maintain a qualified loan portfolio are entitled to a specially computed modification that reduces the income taxable to New Jersey. The Company had New Jersey net operating loss carryforwards totaling $26.4 million, the majority of which will expire in 19.0 years years.

The Company’s New Jersey State income tax returns were subject to an audit for the years 2015 through 2018, which concluded in January 2022 without findings.

New York State Taxation. The Company files New York State tax returns on a calendar year basis. New York State imposes a corporate income tax, based on net income allocable to New York State at a rate of 6.5%. In April 2021, legislation increased the corporate franchise tax rate to 7.25% for tax years beginning on or after January

1, 2021 and before January 1, 2024 for taxpayers with a business income base greater than $5 million. In addition, the scheduled phase-out of the capital base tax was delayed. The rate of the capital base was to have been 0% starting in 2021. The legislation imposed a tax rate of 0.1875% for tax years beginning on or after January 1, 2021 and before January 1, 2024, with the 0% rate to take effect in 2024. New York State also imposes the Metropolitan Transportation Authority (“MTA”) Tax Surcharge allocable to business activities carried on in the Metropolitan Commuter Transportation District. The MTA surcharge rate for 2021 was 30.0%, and will remain at 30.0% for tax years beginning on or after January 1, 2022, and before January 1, 2023.

New York City Taxation. The Company is also subject to the New York City Financial Corporation Tax calculated, subject to a New York City income and expense allocation, on a similar basis as the New York State Tax, at a rate of 8.85%.

Pennsylvania State Taxation. The Bank is subject to Pennsylvania Mutual Thrift Institutions Tax imposed at the rate of 11.5% on net taxable income of mutual thrift institutions in Pennsylvania, including savings banks without capital stock, building and loan associations, savings and loan associations, and savings institutions having capital stock.

Delaware State Taxation. As a Delaware business corporation not earning income in Delaware, the Company is exempt from Delaware corporate income tax but is required to file an annual report with and pay franchise taxes to the state of Delaware.

Connecticut State Taxation. The Company is subject to Corporate Income Tax in Connecticut at a rate of 7.5% and is expected to be taxpaying in this jurisdiction.

Deferred Tax Valuation Allowance

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2022. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.

On the basis of this evaluation, a valuation allowance was established at December 31, 2021 for both federal and state net deferred tax assets. For the year ended December 31, 2022, a valuation allowance of $22.6 million has been maintained for deferred tax. The amount of the deferred tax asset considered realizable could be adjusted if estimates of future taxable income increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

ITEM 1.A RISK FACTORS

Risks Related to Interest Rate Risk

Future changes in interest rates may reduce any future profits.

Like most financial institutions, whether we are profitable or not depends to a large extent upon our net interest income, which is the difference between our interest income on interest-earning assets, such as loans and securities, and our interest expense on interest-bearing liabilities, such as deposits and borrowed funds. Accordingly, our results of operations depend largely on movements in market interest rates and our ability to manage our interest-rate sensitive assets and liabilities in response to these movements. Factors such as inflation, recession and instability in financial markets, among other factors beyond our control, may affect interest rates. For the year ended December 31, 2022, we had net income of $2.4 million.

Our financial condition and results of operations are significantly affected by changes in market interest rates, and the degree to which these changes disparately impact short-term and long-term interest rates and influence the behavior of our customer base. Our results of operations substantially depend on our net interest income, which is the difference between the interest income we earn on our interest earning assets and the interest expense we pay on our interest-bearing liabilities. A flattening yield curve, or one that inverts, could negatively impact our net interest margin and earnings.

As the Federal Reserve continues to raise interest rates, our interest-bearing liabilities may be subject to repricing or maturing more quickly than our interest-earning assets. If short-term rates increase rapidly, we may have to increase the rates we pay on our deposits and borrowed funds more quickly than we can increase the interest rates we earn on our loans and investments, resulting in a negative effect on interest spreads and net interest income. In addition, the effect of rising rates could be compounded if deposit customers move funds into higher yielding accounts or are lost to competitors offering higher rates on their deposit products. Conversely, should market interest rates fall below current levels, our net interest income could also be negatively affected if competitive pressures prevent us from reducing rates on our deposits, while the yields on our assets decrease through loan prepayments and interest rate adjustments.

Changes in interest rates also affect the value of our interest-earning assets and in particular our securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. At December 31, 2022, our available for sale debt securities portfolio totaled $314.2 million with net unrealized losses of $36.2 million and are reported as a separate component of stockholders' equity. Therefore, decreases in the fair value of securities available for sale resulting from increases in interest rates could have an adverse effect on stockholders' equity. At December 31, 2022, our held-to-maturity debt securities portfolio totaled $33.7 million with net unrecognized losses of $4.6 million. The net unrecognized losses on our held-to-maturity securities are not reported in the financial statements until realized upon sale. The Company does not intend to sell held-to-maturity securities, nor does it foresee being required to sell them before the anticipated recovery (maturity).

Volatility and uncertainty related to inflation and the effects of inflation, which may lead to increased costs for businesses and consumers and potentially contribute to poor business and economic conditions generally, may also enhance or contribute to some of the risks discussed herein. For example, higher inflation, or volatility and uncertainty related to inflation, could reduce demand for the Company's products, adversely affect the creditworthiness of the Company's borrowers or result in lower values for the Company's investment securities and other interest-earning assets.

Any substantial change in market interest rates could have a material adverse effect on our financial condition, liquidity and results of operations. While we pursue an asset/liability strategy designed to mitigate our risk from changes in interest rates, such changes can still have a material adverse effect on our financial condition and results of operations. At December 31, 2022, our net portfolio value would decrease by $84.8 million if there was an instantaneous 200 basis point increase in market interest rates. For further discussion of how changes in interest rates could impact us, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk.”

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

The implementation of the Current Expected Credit Loss accounting standard could require us to increase our allowance for credit losses and may have a material adverse effect on our financial condition and results of operations.

Accounting Standard Update ("ASU") No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments became effective for the Company on January 1, 2023. ASU No. 2016-13 replaced the incurred loss model with an expected loss model, which is referred to as the current expected credit loss model, or CECL. Under the CECL model, banks are required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, and current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. This standard requires earlier recognition of expected credit losses on loans and certain other instruments. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model required under current generally accepted accounting principles (“GAAP”), which delays recognition until it is probable a loss has been incurred. The adoption of CECL can result in greater volatility in the level of the allowance for credit losses, depending on various factors and assumptions applied in the models, such as the forecasted economic conditions over the reasonable and supportable forecast period and loan payment behaviors. Any increase in the allowance for credit losses, or expenses incurred to determine the appropriate level of the allowance for credit losses, can have an adverse effect on the Company’s financial condition and results of operations.

Based on several analyses performed, as well as an implementation analysis utilizing existing exposures and forecasts of macroeconomic conditions at December 31, 2022, the adoption of ASU 2016-13 will result in a minimal change in our total allowance for loan losses and reserves for unfunded commitments, and an immaterial allowance for credit losses on held-to-maturity debt securities. Upon adoption, any impact to the allowance for credit losses on loans and held-to-maturity debt securities as of January 1, 2023, will be reflected as an adjustment, net of tax, to retained earnings.

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

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate other factors including, among other things, current economic conditions. If our assumptions are incorrect, or if delinquencies or non-performing loans increase, our allowance for loan losses may not be sufficient to cover probable and incurred losses inherent in our loan portfolio, which would require additions to our allowance, which could materially decrease our net income. Our allowance for loan losses was 0.87% of total loans and 172.52% of non-performing loans at December 31, 2022.

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

At December 31, 2022, our non-performing assets, which consist of non-performing loans and other real estate owned, were $7.8 million, or 0.38% of total assets. Our non-performing assets adversely affect our net income in various ways:

•	we record interest income only on the cash basis or cost-recovery method for non-accrual loans and we do not record interest income for other real estate owned;
•	we must provide for expected loan losses through a current period charge to the provision for loan losses;
•	non-interest expense increases when we write down the value of properties in our other real estate owned portfolio to reflect changing market values;
•	there are legal fees associated with the resolution of problem assets, as well as carrying costs, such as taxes, insurance, and maintenance fees; and
•	the resolution of non-performing assets requires the active involvement of management, which can distract them from more profitable activity.

If additional borrowers become delinquent and do not pay their loans and we are unable to successfully manage our non-performing assets, our losses and troubled assets could increase significantly, which could have a material adverse effect on our financial condition and results of operations.

We are required to transition from the use of LIBOR.

We have material contracts that are indexed to the London Interbank Offered Rate (“LIBOR”). In 2017, the United Kingdom’s Financial Conduct Authority, a regulator of financial services firms and financial markets in the United Kingdom, announced that the publication of LIBOR would not be guaranteed after 2021. LIBOR will be discontinued after June 30, 2023 and will impact loans that have not yet matured or been refinanced by that date.

This announcement, and, more generally, financial benchmark reforms and changes in the interbank lending markets, have resulted in uncertainty about the interest rate benchmarks that will be used in the future. In the United States, efforts to identify a set of alternative U.S. dollar reference interest rates have been ongoing, and the Alternative Reference Rate Committee formally recommended the use of a Secured Overnight Funding Rate (“SOFR”). The March 2022 enactment of the Adjustable Interest Rate (LIBOR) Act and the Federal Reserve’s proposed implementing regulations are intended to address the discontinuation of LIBOR and establish a replacement benchmark, based on SOFR, that will automatically apply to agreements that rely on LIBOR and do not have an alternative contractual fallback benchmark. SOFR-based replacement benchmarks may also apply to contracts with fallback provisions that authorize a particular person to determine the replacement benchmark.

While the LIBOR Act and implementing regulations will help to transition legacy LIBOR contracts to a new benchmark rate, the substitution of SOFR for LIBOR may have potentially significant economic impacts on parties to affected contracts. SOFR is different from LIBOR in that it is a retrospective-looking secured rate rather than a forward-looking unsecured rate. These differences could lead to a greater disconnect between our and the Bank’s costs to raise funds for SOFR as compared to LIBOR. In addition to the discontinuance of LIBOR, there may be future changes in the rules or methodologies used to calculate SOFR or other benchmarks, which may have a material adverse effect on the value of or return on our financial assets and liabilities that are based on or are linked to LIBOR and other benchmarks. Once LIBOR rates are no longer available, and we are required to implement replacement reference rates for the calculation of interest rates under our loan agreements with borrowers, we may incur significant expense in effecting the transition and we may be subject to disputes or litigation with our borrowers over the appropriateness or comparability to LIBOR of the replacement reference rates. The uncertainty related to these changes may have an unpredictable impact on the financial markets and could adversely impact our financial condition or results of operations.

Risks Related to Loan Underwriting

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

Multi-Family and Non-Residential Real Estate Loans. Loans secured by non-residential and multi-family real estate generally have larger balances and involve a greater degree of risk than one-to-four family residential real estate loans. Of primary concern in non-residential real estate and multi-family lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the asset. Payments on loans secured by income producing properties often depend on the successful operation and management of the properties. As a result, repayment of such loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than residential real estate loans. To monitor cash flows on income properties, we generally require borrowers and loan guarantors, if any, to provide annual financial statements on commercial real estate and multi-family loans. In reaching a decision whether to make a non-residential real estate or multi-family loan, we consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. At times, we may also perform a global cash flow analysis of the borrower. We generally have required that the properties securing these real estate loans have debt service coverage ratios (the ratio of net operating income to debt service) of at least 1.25x. We require a Phase One environmental report on all commercial real estate loans in excess of $1.0 million or when we believe there is a possibility that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials. Further in situations where environmental risks may be present, we utilize the services of an independent and qualified environmental consultant to assess any underlying risks.

Construction Loans. Our construction loans are based upon our estimates of costs to complete a project and the value of the completed project. Typically, said reviews are conducted by third party’s approved by the bank. Underwriting is focused on the borrowers’ financial strength, credit history and demonstrated ability to produce a quality product and effectively market and manage its operations.

Construction lending involves additional risks when compared to permanent residential lending because funds are advanced upon the collateral of the project, which is of uncertain value before its completion. Because of the uncertainties inherent in estimating construction costs, it is difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. In addition, generally during the term of a construction loan, interest may be funded by the borrower or disbursed from an interest reserve set aside from the construction loan budget. These loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If the appraised value of a completed project proves to be overstated, we may have inadequate collateral for the repayment of the loan upon completion of construction of the project and may incur a loss. We use a discounted cash flow analysis to determine the value of any construction project of five or more units. Our ability to continue to originate a significant amount of construction loans is dependent on the strength of the general real estate market in our market areas.

Junior Liens and Consumer Loans. Consumer loans may entail greater risk than residential mortgage loans, as they can be unsecured, subordinately secured or secured by assets that depreciate rapidly. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and a resulting deficiency often does not warrant further substantial collection efforts against the borrower. Consumer loan collections depend on the borrower’s continuing financial stability, and therefore are likely to be adversely affected by various factors, including job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

Commercial and Industrial Loans. Unlike residential real estate loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more readily ascertainable, commercial and industrial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flows of the borrower’s business and the collateral securing these loans may fluctuate in value. Our commercial and industrial loans are originated primarily based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, collateral for commercial and industrial loans consists of accounts receivable, inventory and/or equipment. Credit support provided by the borrower for most of these loans is based on the liquidation of the pledged collateral and enforcement of a personal guarantee. Furthermore, collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value. As a result, the availability of funds for the repayment of commercial and industrial loans may depend substantially on the success of the business itself.

Risks Related to Economic Conditions

Declines in value may adversely impact our investment portfolio.

As of December 31, 2022, the Company had approximately $348.0 million in its investment portfolio, with $314.2 million designated as available for sale and $33.7 million designated as held to maturity. For securities available for sale, ASU 2016-13 requires entities to determine if impairment is related to credit loss or non-credit loss. If an assessment of the security indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security, and if the present value of cash flows is less than the amortized cost basis, a credit loss exists and an allowance is created, limited by the amount that the fair value is less than the amortized cost basis. Held to maturity securities are evaluated under the allowance for credit losses model. Held to maturity securities are charged off against the allowance when deemed to be uncollectible and adjustments to the allowance are reported as a component of credit loss expense. If the credit loss expense is significant enough it could affect the ability of Blue Foundry Bank to upstream dividends to the Company, which could have a material adverse effect on our liquidity and our ability to pay dividends to shareholders and could also negatively impact our regulatory capital ratios.

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

Risks Related to Growth

A lack of liquidity could adversely affect our financial condition and results of operations.

Liquidity is essential to our business. We rely on our ability to gather deposits, make investments and effectively manage the repayment and maturity schedules of loans to ensure that there is adequate liquidity to fund our operations and pay our obligations. An inability to raise funds through deposits, borrowings, the sale and maturities of loans and securities and other sources could have a substantial negative effect on liquidity. Our most important source of funds is deposits. Deposit balances can decrease when customers perceive alternative investments as providing a better risk/return tradeoff, which are strongly influenced by external factors such as changes in interest rates, local and national economic conditions, the availability and attractiveness of alternative investments, and perceptions of the stability of the financial services industry generally and of our institution specifically. Further, the demand for deposits may be reduced due to a variety of factors such as demographic patterns, changes in customer preferences, reductions in consumers’ disposable income, the monetary policy of the Federal Reserve, or regulatory actions that decrease customer access to particular products. If customers move money out of bank deposits and into other investments such as money market funds, we would lose a relatively low-cost source of funds, which would increase our funding costs and reduce net interest income. Any changes made to the rates offered on deposits to remain competitive with other financial institutions may also adversely affect profitability and liquidity.

Other primary sources of funds consist of cash flows from operations, maturities and sales of investment securities and borrowings from the FHLB of New York. We also have borrowing capacity through three correspondent banks and have the ability to participate in the Federal Reserve’s new Bank Term Funding Program as needed. Our access to funding sources in amounts adequate to finance or capitalize our activities, or on terms that are acceptable, could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets, changes in the value of investment securities, negative views and expectations about the prospects for the financial services industry, a decrease in our business activity as a result of a downturn in markets, or adverse regulatory actions against us.

Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet expenses, or to fulfill obligations such as repaying borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, financial condition and results of operations.

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

Weather-related events have adversely impacted our market area in recent years, especially areas located near coastal waters and flood prone areas. Such events that may cause significant flooding and other storm-related damage may become more common events in the future. Financial institutions have been, and continue to be, targets of terrorist threats aimed at compromising operating and communication systems and the metropolitan New York area, including New Jersey, remain central targets for potential acts of terrorism. Such events could cause significant damage, impact the stability of our facilities and result in additional expenses, impair the ability of our borrowers to repay their loans, reduce the value of collateral securing repayment of our loans, and result in the loss of revenue. While we have established and regularly test disaster recovery procedures, the occurrence of any such event could have a material adverse effect on our business, operations and financial condition. Additionally, financial markets may be adversely affected by the current or anticipated impact of military conflict, including the Russia and Ukraine war, terrorism or other geopolitical events.

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

Risks Related to Operations and Security

Public health emergencies, like the COVID-19 outbreak, may adversely impact our business, results of operations, financial condition and capital levels.

The COVID-19 pandemic caused significant economic dislocation in the United States and had a significant economic impact on the communities in which we operate, our borrowers and depositors, and the national economy generally, including curtailment of business activity, increased levels of unemployment, and supply chain disruptions in the markets in which we operate. Given the dynamic nature of the pandemic, it is difficult to predict the full impact of the COVID-19 outbreak on our business. As a result of a public health emergency, including the COVID-19 pandemic, and the related adverse local and national consequences, and as a result of governmental, consumer and business responses to any outbreak, we may be subject to the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, or results of operations: demand for our products and services may decline; if consumer and business activities are restricted, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income; collateral for loans, especially real estate, may decline in value, which could increase loan losses; our allowance for credit losses may have to be increased if borrowers experience financial difficulties; a material decrease in net income or a net loss over several quarters could affect our ability to pay cash dividends; cyber security risks may be increased as the result of an increase in the number of employees working remotely; critical services provided by third-party vendors may become unavailable; government actions and vaccine mandates in response to the pandemic may affect our workforce, human capital resources and infrastructure; and we may experience staffing shortages and unanticipated unavailability or loss of key employees, harming our ability to execute our business strategy.

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

The inability to stay current with technological change could adversely affect our business model.

Financial institutions continually are required to maintain and upgrade technology in order to provide the most current products and services to their customers, as well as create operational efficiencies. This technology requires personnel resources, as well as significant costs to implement. Failure to successfully implement technological change could adversely affect the Company’s business, results of operations and financial condition.

Our operations rely on certain third party vendors.

We rely on certain external vendors to provide products and services necessary to maintain our day-to-day operations. These third party vendors are sources of operational and informational security risk to us, including risks associated with operational errors, information system interruptions or breaches and unauthorized disclosures of sensitive or confidential client or customer information. If these vendors encounter any of these issues, or if we have difficulty communicating with them, we could be exposed to disruption of operations, loss of service or connectivity to customers, reputational damage, and litigation risk that could have a material adverse effect on our business and, in turn, our financial condition and results of operations.

In addition, our operations are exposed to risk that these vendors will not perform in accordance with the contracted arrangements under service level agreements. While we have selected these external vendors carefully, we do not control their actions. The failure of an external vendor to perform in accordance with the contracted arrangements under service level agreements, because of changes in the vendor’s organizational structure, financial condition, support for existing products and services or strategic focus or for any other reason, could be disruptive to our operations, which could have a material adverse effect on our business and, in turn, our financial condition and results of operations. Replacing these external vendors could also entail significant delay and expense.

We depend on our management team, many of whom are new to the Bank, to implement our business strategy and execute successful operations and we could be harmed by the loss of their services.

We depend upon the services of the members of our senior management team to implement our business strategy and execute our operations. Over the last several years we have hired certain senior level management to implement the Bank’s new focus and direction. Our future success will depend, to a significant extent, on the ability of our new management team to operate effectively, both individually and as a group. We must successfully manage issues that may result from the integration of the new members of our executive management. Members of our senior management team and lending personnel who have expertise and key business relationships in our markets could be difficult to replace. The loss of these persons or our inability to hire additional qualified personnel, could impact our ability to implement our business strategy and could have a material adverse effect on our results of operations and our ability to compete.

Our cost of operations is high relative to our revenues.

Our non-interest expense totaled $52.8 million and $74.7 million for the years ended December 31, 2022 and 2021, respectively. We continue to analyze our expenses and achieve efficiencies where available. Although we strive to generate increases in both net interest income and non-interest income, our efficiency ratio remains high. For the year ended December 31, 2021, one-time expenses include an $11.2 million loss related to the withdrawal from the multi-employer defined-benefit pension plan and a $9.0 million contribution to the Blue Foundry Charitable Foundation. Our efficiency ratio was 96.82% and 164.37% for the years ended December 31, 2022 and 2021, respectively.

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

We are subject to extensive regulation, supervision and examination by our banking regulators. Such regulation and supervision govern the activities in which a financial institution and its holding company may engage and are intended primarily for the protection of insurance funds and the depositors and borrowers of Blue Foundry Bank rather than for the protection of our shareholders. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the ability to impose restrictions on our operations, classify our assets and determine the level of our allowance for credit losses. These regulations, along with the currently existing tax, accounting, securities, deposit insurance and monetary laws, rules, standards, policies, and interpretations, control the methods by which financial institutions conduct business, implement strategic initiatives, and govern financial reporting and disclosures. As a smaller institution, we are disproportionately affected by the ongoing increased costs of compliance with banking and other regulations. Any change in such regulation and oversight, whether in the form of regulatory policy, new regulations, legislation or supervisory action, may have a material impact on our operations. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent accounting firm. These changes could materially impact, potentially retroactively, how we report our financial condition and results of operations.

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

Companies are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to their environmental, social and governance (“ESG”) practices and disclosure. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions and human rights. Increased ESG-related compliance costs could result in increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, and our stock price. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure.

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

In preparing the periodic reports we file under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including our consolidated financial statements, our management is required under applicable rules and regulations to make estimates and assumptions as of specified dates. These estimates and assumptions are based on management’s best estimates and experience at such times and are subject to substantial risk and uncertainty. Materially different results may occur as circumstances change and additional information becomes known. Areas requiring significant estimates and assumptions by management include our evaluation of the adequacy of our allowance for credit losses, the determination of our deferred income taxes, and our fair value measurements.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

At December 31, 2022, the Company and the Bank conducted business through 18 full-service branch offices, located in northern New Jersey, and the Company’s administrative offices located at 7 Sylvan Way, Parsippany, New Jersey. The Company’s principal executive office is located at 19 Park Avenue, Rutherford, New Jersey.

We own six properties and lease 12 properties at December 31, 2022. Three branches are expected to open in 2023, increasing the number of leased properties to 15. One owned branch office is expected to cease operations and the building sold during the second quarter of 2023, decreasing the properties owned to five. The aggregate net book value of premises and equipment was $29.8 million at December 31, 2022.

ITEM 3. LEGAL PROCEEDINGS

Periodically, we are involved in claims and lawsuits, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At December 31, 2022, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed on the Nasdaq Global Select Market under the trading symbol “BLFY.” Trading in the Company’s common stock commenced on July 16, 2021. As of December 31, 2022, there were 1,254 stockholders of record. Certain shares of Blue Foundry Bancorp are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

Issuer Purchases of Equity Securities

The following table reports information regarding repurchases of our common stock during the quarter ended December 31, 2022 and the stock repurchase plans approved by our Board of Directors.

Period	Total Number of Shares Purchased (1)	Average Price paid Per Share	As part of Publicly Announced Plans or Programs	Yet to be Purchased Under the Plans or Programs (1)
October	223,436	$11.79	223,436	1,962,125
November	228,515	12.70	228,515	1,733,610
December	180,122	12.78	180,122	1,553,488
Total	632,073	12.40	632,073

(1) On July 20, 2022, the Company adopted a program to repurchase up to 2,852,250 shares, or 10%, of its outstanding common stock. This program has no expiration date and has 1,553,488 shares yet to be repurchased as of December 31, 2022.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section is intended to assist in the understanding of the financial performance of the Company and its subsidiary through a discussion of our financial condition as of December 31, 2022, and our results of operations for the years ended December 31, 2022 and 2021. This section should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements that appear at the end of this report.

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

Repositioning our Business Mix: Focus on building commercial and small-business relationships. We focus on understanding our customers’ and potential customers’ financial needs and providing a wide variety of high-quality products and solutions through a collaborative approach that intends to create long-term relationships. Our goal is to continue to evolve from a traditional savings bank focusing on residential lending to a full-service commercial bank with an emphasis on providing products and services to commercial and small businesses in our market area. We believe pursuing this strategy will allow us to both grow and diversify our business mix while providing us with the best opportunities to drive strong financial returns. We intend to pursue these commercial relationships through the lending, retail branch, and the retail business development personnel that we have recruited and continue to recruit, who have the experience and relationships necessary to build this business as well as through cultural changes that have been made across the organization that emphasize our goal of pursuing this strategy. Further, our investment in technology is intended to facilitate the delivery of consumer and business solutions without the need for traditional sales channels.

We are approved by the SBA to provide loans under the 7(a) Loan Program, the SBA’s most common loan program. We believe providing 7(a) loans as well as traditional commercial and industrial loans and lines of credit will allow us to provide needed funding to our business communities, which will increase deposits. These borrowers often also keep deposits at their loan providers.

Growing our Business: Developing new customer relationships and deepening existing relationships. We seek to expand our market share in existing and contiguous markets by leveraging our distinctive brand and delivering high-quality solutions through a collaborative, relationship-based approach. Our relationship-based approach has enabled us to achieve disciplined organic growth, and we expect this trend to continue. Building our customer relationships around low and no cost products is part of our relationship expansion strategy. Our “Blue” products, including Blue Axis® Checking, Blue Axis Connect®, Blue Axis® Savings, Blue Axis Edge™ Savings, Blue Axis® Club Savings, Blue Carbon® Business Checking. Blue Carbon Edge™ Business Checking, Blue Carbon® Business Money Market, and Blue Carbon® Business Savings, are designed to be low cost to the consumer or business, while providing us with lower interest rate deposits. Our consumer deposit products are designed to be easy to open in person or online. Our commercial deposit products include many features without fees that would customarily be charged.

Leverage technology to enhance customer experience and drive operating efficiencies. We have made significant investments in our technology infrastructure to deliver high-quality, innovative products and services to our customers. For example, we continue to enhance our mobile banking platform for both consumer and commercial customers. New services, such as Early Pay, same day ACH, and “sweep” functionality, continue to be introduced to increase convenience and meet evolving customer financial needs. In addition, we have invested in our new commercial lending origination system and platform, and we intend to continue to improve our consumer lending origination platform. We are committed to continue investing in technology and data analytics. We believe these investments will differentiate us with our target customers, which will generate significant operating leverage as we grow.

Continuing to invest and optimize our facilities and expand our branch network through selective de novo branching. We have been enhancing and optimizing both our facilities and branch network. We have optimized our branch footprint though the utilization of a new forward-thinking branch model and intend to continue this strategy in 2023 to broaden our existing branch network by expanding into new markets and extending our geographic footprint. In 2022, we opened a new branch in Hoboken, continuing our strategy of operating in high density areas with vibrant commercial corridors and main streets. Additionally, we renovated three existing locations, modernizing their appearance and upgrading their functionalities. New branches feature modern design elements focused on open and efficient use of space.

Branch efficiency has been built into our locations. All branches currently employ new multifunction automated teller machines that are designed to be compatible with new services as they become available. Further, all branches utilize teller cash recycling machines to further enhance efficiency.

Pursue opportunistic acquisitions and partnerships. We intend to prudently pursue opportunities to acquire banks in our existing and contiguous markets that create attractive financial returns. Our focus will primarily be on franchises that enhance our funding profile, product capabilities or geographic density, while maintaining an acceptable risk profile. We believe the vital need to make increasingly significant technological investments has greatly amplified the importance of scale in banking. In addition, we believe that the current economic climate will increase the rate of consolidation in the banking industry. We will evaluate potential partnerships with FinTech companies or other fee income generating businesses that align with our business strategy and are consistent with our desire to stay ahead of technological developments that we believe will continue to cause the banking industry to evolve.

Critical Accounting Policies

Certain of our accounting policies are important to the presentation of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances that could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers. The Company has identified the allowance for loan losses and income taxes to be a critical accounting policy. These accounting policies and our significant accounting policies are discussed in detail in Note 1 to our Consolidated Financial Statements included in Part II, Item 8.

Comparison of Operating Results for the Years Ended December 31, 2022 and 2021

General. Net income was $2.4 million for the year ended December 31, 2022, compared to a net loss of $36.3 million for the year ended December 31, 2021. The increase was driven by an increase of $8.9 million in net interest income and by the absence in the 2022 period of non-recurring expenses incurred in 2021 consisting of the establishment of a $16.7 million valuation allowance on the Company’s deferred tax assets, an $11.2 million loss related to the withdrawal from the multi-employer defined-benefit pension plan, a $9.0 million contribution of cash and common stock of the Company to the Blue Foundry Charitable Foundation, and $2.2 million in debt extinguishment costs.

Interest Income. Interest income increased $6.4 million, or 11.3%, to $62.4 million for the year ended December 31, 2022 from $56.1 million for the year ended December 31, 2021. The increase was due to an increase of $3.6 million in interest income from loans and an increase of $2.9 million in interest income from cash and securities. The average balance of securities and loans increased $89.1 million and $132.6 million, respectively, while the average balance of cash decreased $267.8 million. Interest income and average balances of loans for the year ended December 31, 2022 as compared to the 2021 period increased due to growth in the multifamily and non-residential mortgage portfolios. The yield on average interest-earning assets increased 40 basis points to 3.28% for the year ended December 31, 2022 from 2.88% for the year ended December 31, 2021. PPP fees recognized in interest income totaled $568 thousand and $2.8 million for the years ended December 31, 2022 and 2021, respectively.

Interest Expense. Interest expense decreased $2.5 million, or 19.3%, to $10.6 million for the year ended December 31, 2022 compared to $13.1 million for the year ended December 31, 2021. The decrease in interest expense was driven by a decrease of $2.1 million in interest expense on deposits, coupled with a decrease of $388 thousand in interest expense on borrowings. The average balance of interest-bearing deposits and FHLB advances decreased $61.6 million and $45.4 million, respectively. A decrease of $197.4 million in the average balance of higher cost time deposits partially offset by an increase of $135.8 million in the average balance of interest-bearing core deposits (checking, savings and money market accounts) drove a 12 basis point decrease in the cost of total deposits and a 8 basis point decrease in the cost of funds. The cost of average interest-bearing liabilities decreased 12 basis points to 0.72% for the year ended December 31, 2022 from 0.84% for the year ended December 31, 2021.

Net Interest Income and Margin. For the year ended December 31, 2022 net interest income was $51.8 million, an increase of $8.9 million or 20.7%, compared to $42.9 million for same period in 2021.

Net interest margin for the year ended December 31, 2022 increased by 53 basis points to 2.73% from 2.20% for the year ended December 31, 2021. The yield on average interest earning assets increased by 40 basis points as cash was invested into higher yielding loans and securities during the year ended December 31, 2022 while the overall cost of average interest bearing liabilities decreased 12 basis points for the year ended December 31, 2022.

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

After an evaluation of these factors, the Company recorded a release of provision for loan losses of $1.0 million for the year ended December 31, 2022 compared to a release of $2.5 million for the year ended December 31, 2021. The release for the year ended December 31, 2022 was primarily due to shifts in the loan portfolio driven by declines in balances within the construction portfolio partially offset by growth in the multifamily and non-residential portfolios and a generally improving economic environment, as well as improved credit metrics and low net charge-offs.

2022 and 2021 saw continued strengthening of credit quality, as seen in the declining delinquency rates and balances of non-performing loans. Total non-performing loans decreased by $4.2 million to $7.8 million at December 31, 2022 compared to $12.0 million at December 31, 2021.

Non-interest Income. Non-interest income of $2.7 million for the year ended December 31, 2022 represented an increase of $184 thousand, or 7.4%, from $2.5 million for the year ended December 31, 2021. The fluctuations in non-interest income for the year ended December 31, 2022 were primarily related to loan prepayment fee activity. Prepayment fees increased $239 thousand to $982 thousand from $743 thousand for the year ended December 31, 2022. Additionally, fees earned from point of sale transactions totaled $502 thousand during the year ended December 31, 2022 compared to $476 thousand for the 2021 period, income from bank owned life insurance totaled $490 thousand during the year ended December 31, 2022 compared to $476 thousand for the 2021 period, and overdraft fees recognized during the year ended December 31, 2022 totaled $255 thousand compared to $234 thousand for the 2021 period. Beginning in November 2022, the Company ended its practice of charging overdraft fees to customers.

Non-interest Expense. Non-interest expense was $52.8 million, a decrease of $21.9 million driven by the absence in 2022 of non-recurring expenses of: a $11.2 million loss on pension withdrawal, a $9.0 million charitable contribution, and $2.2 million in debt extinguishment costs. Excluding these non-recurring items, non-interest expense increased $464 thousand. An increase of $3.5 million in compensation and benefits costs was driven by salary increases, hiring of additional staff, an increase in cash incentive compensation expense, and costs associated with equity grants made under the shareholder-approved equity incentive plan. In addition, the costs associated with being a public company increased $1.0 million in 2022. These increases were partially offset by a reduction of $1.3 million in advertising and $1.2 million in data processing, and a lower provision for commitments and letters of credit of $1.0 million.

Income Tax Expense. For the year ended December 31, 2022, the Company recorded income tax expense of $338 thousand compared to $9.6 million for the year ended December 31, 2021. The effective tax rate of 12.4% reflects the reversal of the valuation allowance from the usage of the federal and state net operating loss deferred tax assets to the extent permissible. The Company had previously established and continues to maintain a full valuation allowance on its deferred tax assets. Although the Company had a loss before income tax in the prior year, the tax expense recorded in that year reflects the impact of the initial recognition of the full valuation allowance on the Company’s deferred tax assets.

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

	Year Ended December 31,
	2022			2021
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

	(Dollar in thousands)
Assets:
Loans (1)	$1,407,502	$52,279	3.71%	$1,274,885	$48,719	3.82%
Mortgage-backed securities	190,540	3,934	2.06%	154,882	2,908	1.88%
Other investment securities	203,002	4,820	2.37%	147,853	3,237	2.19%
FHLB stock	12,629	587	4.65%	14,373	744	5.17%
Cash and cash equivalents	88,703	793	0.89%	356,458	445	0.12%
Total interest earning assets	1,902,376	62,413	3.28%	1,948,451	56,053	2.88%
Non-interest earning assets	64,786			87,443
Total assets	$1,967,162			$2,035,894
Liabilities and shareholders' equity:
NOW, savings, and money market deposits	$812,473	2,959	0.36%	$676,697	1,091	0.16%
Time deposits	412,734	2,779	0.67%	610,092	6,793	1.11%
Interest bearing deposits	1,225,207	5,738	0.47%	1,286,789	7,884	0.61%
FHLB advances	235,589	4,832	2.05%	280,985	5,220	1.86%
Total interest bearing liabilities	1,460,796	10,570	0.72%	1,567,774	13,104	0.84%
Non-interest bearing deposits	44,029			106,033
Non-interest bearing other	47,707			47,560
Total liabilities	1,552,532			1,721,367
Total shareholders' equity	414,630			314,527
Total liabilities and shareholders' equity	$1,967,162			$2,035,894
Net interest income		$51,843			$42,949
Net interest rate spread (2)			2.56%			2.04%
Net interest margin (3)			2.73%			2.20%

(1) Average loan balances are net of deferred loan fees and costs, premiums and discounts, and includes non-accrual loans.
(2) Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(3) Net interest margin represents net interest income divided by average interest-earning assets.

Rate/Volume Table

The following table sets forth the effects of changing rates and volumes on net interest income. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. Changes attributable to changes in both rate and volume that cannot be segregated have been allocated proportionally based on the changes due to rate and the changes due to volume. There were no out-of-period items or adjustments excluded from this table.

	Years Ended December 31,
	2022 vs. 2021

	Increase (Decrease) Due to
	Volume	Rate	Net

	(In thousands)
Interest income:
Loans	$5,068	$(1,508)	$3,560
Mortgage-backed securities	669	357	1,026
Other investment securities	1,207	376	1,583
FHLB stock	(91)	(66)	(157)
Cash and cash equivalents	(334)	682	348
Total interest-earning assets	$6,519	$(159)	$6,360

Interest expense:
Deposits	$(1,977)	$(169)	$(2,146)
FHLB advances	(843)	455	(388)
Total interest-bearing liabilities	(2,820)	286	(2,534)
Net increase in net interest income	$9,339	$(445)	$8,894

Comparison of Financial Condition at December 31, 2022 and December 31, 2021

Total Assets. Total assets increased $129.1 million to $2.04 billion at December 31, 2022 from $1.91 billion at December 31, 2021. During 2022, the Company utilized liquidity raised in the 2021 public offering to continue growing its balance sheet through loan production.

Cash and cash equivalents. Cash and cash equivalents decreased $152.3 million, or 78.7%, to $41.2 million at December 31, 2022 from $193.4 million at December 31, 2021. The decrease in cash and cash equivalents was due to the deployment of cash primarily into higher yielding loans and securities.

Securities Available-For-Sale. Securities available-for-sale decreased $10.6 million, or 3.3%, to $314.2 million at December 31, 2022 from $324.9 million at December 31, 2021. During the year ended December 31, 2022, purchases of securities were more than offset by the fair value decline in the portfolio, as well as amortization and calls. The rising rate environment in the second half of 2022 contributed to a $37.3 million decline in the net unrealized position of the portfolio. No securities were sold during the year ended December 31, 2022.

Securities Held-To-Maturity. Securities held-to-maturity increased $10.4 million, or 44.8%, to $33.7 million at December 31, 2022 from $23.3 million at December 31, 2021. The increase is due to purchases of corporate bonds in 2022.

Other investments. Other investments increased $5.9 million, or 57.8%, to $16.1 million at December 31, 2022 from $10.2 million at December 31, 2021. The increase is related to the purchases of Federal Home Loan Bank of New York stock made in conjunction with borrowings in the second half of 2022.

Gross Loans. Gross loans held for investment increased $261.1 million, or 20.37%, to $1.542 billion at December 31, 2022 from $1.281 billion at December 31, 2021. The most significant drivers were net increases in multifamily and non-residential loans. Multifamily loans increased $175.0 million, non-residential real estate loans increased $74.8 million, and residential loans increased $33.5 million. Originations totaled $488.2 million, including originations of $285.4 million in multifamily loans, $128.7 million in non-residential real estate loans, and $44.1 million in construction loans. In addition, $106.1 million of conforming residential mortgages in New Jersey were purchased during the period.

The following table presents loans allocated by loan category:

	December 31, 2022	December 31, 2021

	(In thousands)
Residential one-to-four family	$594,521	$560,976
Multifamily	690,278	515,240
Non-residential	216,394	141,561
Construction and land	17,990	23,419
Junior liens	18,477	18,464
Commercial and industrial (1)	4,682	21,563
Consumer and other	38	87
Total gross loans	1,542,380	1,281,310
Deferred fees, costs and premiums and discounts, net	2,747	6,299
Total loans	1,545,127	1,287,609
Allowance for loan losses	(13,400)	(14,425)
Loans receivable, net	$1,531,727	$1,273,184
(1) At December 31, 2022 and 2021, PPP loans totaled $477 thousand and $16.8 million, respectively, net of unearned deferred fees.

The table below presents the balance of non-performing assets on the dates indicated:

	December 31, 2022	December 31, 2021

	(In thousands)
Residential one-to-four family	$7,498	$10,805
Multifamily	182	139
Non-residential	—	857
Construction and land	—	—
Junior liens	52	182
Commercial and industrial (1)	35	—
Total	$7,767	$11,983
Other real estate owned	—	—
Total non-performing assets	$7,767	$11,983
(1) PPP loans 90 days past due and accruing totaled $61 thousand and $116 thousand at December 31, 2022 and 2021, respectively. These PPP loans were not reported in non-performing loans as they carry the federal guarantee of the SBA.

Other Assets. Other assets increased $13.6 million, or 158.0%, to $22.2 million at December 31, 2022 from $8.6 million at December 31, 2021. This increase was primarily driven by the increase in fair value of the Company’s interest rate swap agreements. See Note 10, Derivatives, of Notes to Consolidated Financial Statements in “Part II, Item 8- Financial Statements.”

Total Deposits. Total deposits increased $41.8 million or 3.4% to $1.29 billion at December 31, 2022 compared to $1.25 billion at December 31, 2021 as the Company executed its strategy to allow high-cost time deposits to mature. Time deposits decreased $57.5 million, or 12.1%, to $416.3 million with a weighted average rate of 1.79% at December 31, 2022 from $473.8 million with a weighted average rate of 0.58% at December 31, 2021. The decrease in time deposits was partially offset by an increase in checking, savings, and money market accounts. These accounts increased $99.4 million, or 12.85%, to $872.6 million at December 31, 2022 from $773.2 million at December 31, 2021. This shift resulted in the ratio of core deposits to total deposits increasing from 62.0% at December 31, 2021 to 67.7% at December 31, 2022.

The following table presents the totals of deposit accounts by account type, at the dates shown below:

	December 31, 2022	December 31, 2021

	(In thousands)
Non-interest bearing deposits	$37,907	$44,894
NOW and demand accounts (1)	410,937	363,419
Savings (1)	423,758	364,932
Time deposits	416,260	473,795
Total Deposits	$1,288,862	$1,247,040
(1) Money market accounts are included within the NOW and demand accounts and Savings captions.

Borrowings. The Company had $310.5 million of borrowings at December 31, 2022, an increase of $125.0 million, or 67.4%, from $185.5 million at December 31, 2021. The increase is related to the execution of short-term borrowings during the second half of 2022 to support loan growth. Our borrowings consisted solely of Federal Home Loan Bank of New York advances. $109.0 million of which are associated with longer-dated swap agreements. See Note 10, Derivatives, of Notes to Consolidated Financial Statements in “Part II, Item 8- Financial Statements.”

Total Shareholders’ Equity. Total shareholders’ equity decreased by $35.8 million, or 8.3%, to $393.7 million at December 31, 2022 compared to $429.5 million at December 31, 2021. The decrease was primarily driven by a $24.3 million reduction in accumulated other comprehensive income reflecting the net impact that the interest rate environment had on the Company’s available-for-sale securities and the swap agreements used in its cash flow hedges. The Company also repurchased 1,298,762 of its shares at a cost of $15.6 million. 299,481 of the shares repurchased were used to fund the shareholder-approved restricted stock grants. These decreases were partially offset by net income of $2.4 million.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term and long-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of securities, borrowings from the FHLB and securities sold under agreements to repurchase. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, calls of investment securities and borrowed funds and prepayments on loans are greatly influenced by general interest rates, economic conditions and competition. Additionally, deposit flows are impacted by general deposit behavior. Our primary use of funds is for the origination and purchase of loans and the purchase of securities.

Management regularly adjusts our investments in liquid assets based upon an assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of our interest-rate risk and investment policies.

The Bank is subject to various regulatory capital requirements administered by the NJDOBI and the FDIC. At December 31, 2022, the Bank exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines. See “Item 1. Business—Supervision and Regulation—Federal Banking Regulation—Capital Requirements” and Note 17 of the Notes to the Consolidated Financial Statements.

The Bank has entered into derivative financial instruments to reduce risk associated with interest rate volatility by matching repricing terms of assets and liabilities. These derivatives had an aggregate notional amount of $109.0 million as of December 31, 2022. See Note 10 of the Notes to the Consolidated Financial Statements.

At December 31, 2022, we had outstanding commitments to originate loans of $8.0 million and unused lines of credit of $80.0 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from December 31, 2022 totaled $294.9 million. Management expects, based on historical experience, that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense. Available borrowing capacity at December 31, 2022 was $328.1 million with FHLB. We also had a $30.0 million available line of credit with a correspondent bank and a $2.5 million available line of credit with the Federal Reserve Bank of New York at December 31, 2022. Additionally, almost all of the Bank’s investment securities are unencumbered and could be used as collateral for additional borrowing capacity.

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to originate loans, unused lines of credit and standby letters of credit, which involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. Our exposure to credit loss is represented by the contractual amount of the instruments. We use the same credit policies in making commitments that we do for on-balance sheet instruments. Management believes that our current sources of liquidity are more than sufficient to fulfill our obligations as of December 31, 2022 pursuant to off-balance-sheet arrangements and contractual obligations.

Blue Foundry Bancorp is a separate legal entity from Blue Foundry Bank and must provide for its own liquidity to fund dividend payments, stock repurchases, and other corporate risk factors. The Company’s primary source of liquidity is issuance of stock and the receipt of dividend payments from the Bank in accordance with applicable regulatory requirements. At December 31, 2022, Blue Foundry Bancorp (unconsolidated) had liquid assets of $98.5 million.

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

The Bank has entered into derivative financial instruments to reduce risk associated with interest rate volatility by matching repricing terms of assets and and liabilities. These derivatives had an aggregate notional amount of $109.0 million as of December 31, 2022.

In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. Most tenors of LIBOR will cease being published on June 30, 2023, although some tenors ceased at the end of 2021. The Bank has not been materially impacted by the partial LIBOR cessations on December 31, 2021. The Alternative Reference Rates Committee has proposed that the Secured Overnight Financing Rate is the rate that represents best practice as the alternative to USD-LIBOR for use in financial contracts that are currently indexed to USD-LIBOR. The Company has approximately $11.1 million in loans, $24.6 million in investments and $109.0 million notional of derivatives which are indexed to USD-LIBOR for which it is monitoring the activity and assessing the related risks. The Company is monitoring and developing transition plans to address potential revisions to documentation, as well as customer management and communication, internal training, financial, operational and risk management implications, and legal and contract management. When LIBOR rates are no longer available and we are required to implement substitute indices for the calculation of interest rates, we may incur expenses in effecting the transition, we may suffer a loss in the conversion to a new rate because the new rate may not be equal to what we were being paid on the LIBOR rate, and may be subject to disputes or litigation with customers and security holders over the appropriateness or comparability to LIBOR of the substitute indices, which could have an adverse effect on our results of operations.

Quantitative Analysis. We compute amounts by which the net present value of our cash flow from assets, liabilities and off-balance sheet items would change in the event of a range of assumed changes in market interest rates. The net present value (“NPV”) analysis estimates the change in the NPV of assets and liabilities and off-

balance sheet contracts over a range of immediate rate shock interest rate scenarios. This model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value. The model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumption that the United States Treasury yield curve increases or decreases instantaneously by 100 to 200 basis points in 100 basis point increments. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100-basis point increase in the “Basis Point Change in Interest Rates” column below.

The following table sets forth, at December 31, 2022, the calculation of the estimated changes to the Bank’s net interest income, at the Bank level, that would result from the specified immediate changes in the United States Treasury yield curve. For purposes of this table, 100 basis points equals 1%.

	Net Interest Income

Change in Interest Rates (basis points)	Amount	Change	Percent

	(Dollars in Thousands)
+200	$55,277	(3,499)	(6.0)%
+100	57,113	(1,663)	(2.8)
0	58,776	—	—
-100	59,223	447	0.8
-200	58,605	(171)	(0.3)

The following table sets forth, at December 31, 2022, the calculation of the estimated changes in our NPV, at the Bank level, that would result from the specified immediate changes in the United States Treasury yield curve. For purposes of this table, 100 basis points equals 1%.

	NPV

Change in Interest Rates (basis points)	Estimated NPV	Estimated Increase (Decrease)		NPV as a Percent of Portfolio Value of Assets
		Amount	Percent	NPV Ratio	Change

	(Dollars in thousands)
+200	$45,317	$(84,778)	(65.2)%	2.2%	(4.1)
+100	87,038	(43,057)	(33.1)	4.3	(2.1)
0	130,095	—	—	6.4	—
-100	169,745	39,650	30.5	8.3	1.9
-200	206,652	76,557	58.8	10.1	3.7

The table above indicates that at December 31, 2022, in the event of an instantaneous 100 basis point increase in interest rates, we would experience a 33% decrease in NPV. In the event of an instantaneous 100 basis point decrease in interest rates, we would experience a 30% increase in NPV.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following are included in this item:

A.	Report of Independent Registered Public Accounting Firm
B.	Consolidated Financial Statements:
	(1)	Consolidated Statements of Financial Condition as of December 31, 2022 and 2021
	(2)	Consolidated Statements of Operations for the years ended December 31, 2022 and 2021
	(3)	Consolidated Statements of Comprehensive Loss for the years ended December 31, 2022 and 2021
	(4)	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2022 and 2021
	(5)	Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021
	(6)	Notes to Consolidated Financial Statements
C.	Blue Foundry Bancorp Condensed Financial Statements:
	(1)	Condensed Statements of Financial Condition as of December 31, 2022 and 2021
	(2)	Condensed Statements of Comprehensive Loss for the years ended December 31, 2022 and 2021
	(3)	Condensed Statements of Cash Flows for the years ended December 31, 2022 and 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors
Blue Foundry Bancorp:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial condition of Blue Foundry Bancorp and subsidiary (the Company) as of December 31, 2022, the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company's auditor since 2022.

Short Hills, New Jersey
March 30, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of Blue Foundry Bancorp
Rutherford, New Jersey

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of financial condition of Blue Foundry Bancorp (the "Company") as of December 31, 2021, the related consolidated statement of operations, comprehensive loss, changes in shareholders’ equity, and cash flows for the year then ended and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Crowe LLP

New York, New York
March 14, 2022

BLUE FOUNDRY BANCORP
Consolidated Statements of Financial Condition
(In thousands, except share data)

	December 31, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$41,182	$193,446
Securities available for sale, at fair value	314,248	324,892
Securities held to maturity (fair value of $29,115 at December 31, 2022 and $22,849 at December 31, 2021)	33,705	23,281
Other Investments	16,069	10,182
Loans receivable, net of allowance of $13,400 at December 31, 2022 and $14,425 at December 31, 2021	1,531,727	1,273,184
Interest and dividends receivable	6,893	5,372
Premises and equipment, net	29,825	28,126
Right-of-use assets	25,906	25,457
Bank owned life insurance	21,576	21,662
Other assets	22,207	8,609
Total assets	$2,043,338	$1,914,211

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	$1,288,862	$1,247,040
Advances from the Federal Home Loan Bank	310,500	185,500
Advances by borrowers for taxes and insurance	9,302	9,582
Lease liabilities	27,324	26,696
Other liabilities	13,632	15,922
Total liabilities	1,649,620	1,484,740

Shareholders’ equity
Preferred stock, $0.01 par value, 10,000,000 authorized; none issued	—	—
Common stock $0.01 par value; 70,000,000 shares authorized; 28,522,500 shares issued at December 31, 2022 and December 31, 2021; 27,523,219 and 28,522,500 shares outstanding at December 31, 2022 and December 31, 2021, respectively.	285	285
Additional paid-in capital	279,454	282,006
Retained earnings	171,763	169,457
Treasury Stock, at cost: 999,281 shares at December 31, 2022	(12,072)	—
Unallocated common shares held by Employee Stock Ownership Plan	(20,993)	(21,905)
Accumulated other comprehensive loss	(24,719)	(372)
Total shareholders’ equity	393,718	429,471
Total liabilities and shareholders’ equity	$2,043,338	$1,914,211

See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP
Consolidated Statements of Operations
(Dollars in thousands)

	For the year ended December 31,
	2022	2021
Interest income:
Loans	$52,279	$48,719
Taxable investment income	9,678	6,821
Non-taxable investment income	456	513
Total interest income	62,413	56,053
Interest expense:
Deposits	5,738	7,884
Borrowed funds	4,832	5,220
Total interest expense	10,570	13,104
Net interest income	51,843	42,949
Release of provision for loan losses	(1,001)	(2,518)
Net interest income after release of provision for loan losses	52,844	45,467
Non-interest income:
Fees and service charges	2,156	1,975
Gain (loss) on securities, net	14	(1)
Other income	494	505
Total non-interest income	2,664	2,479
Non-interest expense:
Compensation and benefits	29,247	25,755
Loss on pension withdrawal	—	11,206
Occupancy and equipment	7,625	7,929
Data processing	5,754	6,933
Debt extinguishment costs	—	2,155
Advertising	1,061	2,390
Professional services	4,117	4,528
(Release of) provision for commitments and letters of credit	(311)	689
Federal deposit insurance	381	494
Contribution to Blue Foundry Charitable Foundation	—	9,000
Other expense	4,900	3,591
Total non-interest expense	52,774	74,670
Income (loss) before income tax expense	2,734	(26,724)
Income tax expense	338	9,618
Net income (loss)	$2,396	$(36,342)
Basic and diluted earnings (loss) per share	$0.09	$(2.99)
Weighted average shares outstanding-basic	26,165,841	12,171,050
Weighted average shares outstanding-diluted	26,270,864	12,171,050

See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year Ended December 31,
	2022	2021

Net income (loss)	$2,396	$(36,342)
Other comprehensive (loss) income, net of tax (1):
Unrealized loss on securities available for sale:
Unrealized loss arising during the period	(37,260)	(3,118)
Reclassification adjustment for (gain) loss included in net income	(14)	1
	(37,274)	(3,117)

Unrealized gain on cash flow hedge:
Unrealized gain arising during the period	11,693	2,733
Reclassification adjustment for (gain) loss included in net income	(356)	1,007
	11,337	3,740
Post-Retirement plans:
Net benefit arising from plan amendment (2)	504	—
Net gain (loss) arising during the period	858	(115)
Reclassification adjustment for amortization of:
Net actuarial loss	228	151
	1,590	36

Total other comprehensive (loss) income, net of tax (1):	(24,347)	659
Comprehensive loss	$(21,951)	$(35,683)
(1) Includes a deferred tax valuation allowance equal to the net tax benefit.
(2) Benefit arising from plan amendment approved in June 2022

See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP
Consolidated Statements of Changes in Shareholders’ Equity
Year Ended December 31, 2022 and 2021
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Unallocated Common Stock Held by ESOP	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Par Value

		(In thousands, except share data)
Balance at January 1, 2021	100,000	$10	$822	$205,799	$—	$—	$(1,031)	$205,600
Net loss	—	—	—	(36,342)	—	—	—	(36,342)
Other comprehensive income	—	—	—	—	—	—	659	659
Proceeds of stock offering and issuance of common shares (net of issuance costs of $4.8 million)	27,672,500	268	273,330	—	—	—	—	273,598
Issuance of common shares donated to the Blue Foundry Charitable Foundation	750,000	7	7,493	—	—	—	—	7,500
Purchase of common shares by the ESOP (2,281,800 shares)	—	—	—	—	—	(22,818)		(22,818)
ESOP shares committed to be released (91,272 hares)	—	—	361	—	—	913	—	1,274
Balance at December 31, 2021	28,522,500	$285	$282,006	$169,457	$—	$(21,905)	$(372)	$429,471
Net income	—	—	—	2,396	—	—	—	2,396
Other comprehensive loss	—	—	—	—	—	—	(24,347)	(24,347)
Purchase of Treasury stock	(1,298,762)	—	—	—	(15,618)	—	—	(15,618)
Treasury stock allocated to restricted stock plan	299,481	—	(3,456)	(90)	3,546	—	—	—
Compensation cost for stock options and restricted stock	—	—	664	—	—	—	—	664
ESOP shares committed to be released (91,272 shares)	—	—	240	—	—	912	—	1,152
Balance at December 31, 2022	27,523,219	$285	$279,454	$171,763	$(12,072)	$(20,993)	$(24,719)	$393,718

See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2022	2021

Cash flows from operating activities
Net income (loss)	$2,396	$(36,342)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of premises and equipment	2,662	2,347
Change in right-of-use asset	2,550	2,618
(Accretion) amortization of: Deferred loan fees, costs, premiums and discounts, net	(655)	1,107
Premiums and discounts on securities, net	1,065	893
Change in deferred taxes, net of valuation allowance	—	8,733
Release of provision for loan losses	(1,001)	(2,518)
(Gain) loss on sales and calls of securities	(14)	1
Increase in BOLI cash surrender value	(490)	(476)
Issuance of common shares donated to Blue Foundry Charitable Foundation	—	7,500
ESOP and stock-based compensation expense	1,816	1,274
(Increase) decrease in interest and dividends receivable	(1,521)	377
Increase in other assets	(2,247)	(1,945)
Decrease in other liabilities	590	4,325
Change in lease liability	(2,372)	(2,036)
Net cash provided by (used in) operating activities	2,779	(14,142)

Cash flows from investing activities
Net (originations) repayments of loans receivable	(152,847)	86,975
Purchases of residential mortgage loans	(104,040)	(91,635)
Proceeds from sale of Real Estate Owned	—	618
Purchases of securities available for sale	(80,039)	(164,958)
Purchases of securities held to maturity	(10,600)	(23,362)
Proceeds from calls of securities held to maturity	—	7,000
Proceeds from sales and calls of securities available for sale	4,659	14,216
Principal payments and maturities on securities available for sale	47,875	65,002
Purchases of other investments	(150)	—
Purchase of Federal Home Loan Bank stock	(30,863)	—
Redemption of Federal Home Loan Bank stock	25,133	6,678
Proceeds from Assets held for sale	—	6,034
Purchases of premises and equipment	(5,364)	(11,902)
Net cash used in investing activities	(306,236)	(105,334)

Cash flows from financing activities
Net change in deposits	41,822	(109,144)
Proceeds from advances from Federal Home Loan Bank	1,423,000	583,600
Repayments of advances from Federal Home Loan Bank	(1,298,000)	(727,500)
Net increase in advances by borrowers for taxes and insurance	(280)	(1,259)
Purchase of treasury stock	(15,349)	—
Net proceeds from issuance of common shares	—	250,780
Net cash provided by (used in) financing activities	151,193	(3,523)
Net decrease in cash and cash equivalents	(152,264)	(122,999)
Cash and cash equivalents at beginning of period	193,446	316,445
Cash and cash equivalents at end of period	$41,182	$193,446

BLUE FOUNDRY BANCORP
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2022	2021

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$10,714	$12,836
Income taxes	190	150

Supplemental noncash disclosures
Transfers of assets to held for sale	$917	$892
Lease liabilities arising from obtaining right-of-use assets	2,999	3,197
Purchase of common shares by the ESOP	—	22,818

See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

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

Basis of Financial Statement Presentation
The consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles. The audited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and revenues and expenses for the period. Actual results could differ from those estimates. Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net income or shareholders’ equity. The results of operations and other data presented for the year ended December 31, 2022 are not necessarily indicative of the results of operations that may be expected for subsequent periods.

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

Premiums on securities are amortized to income using the level yield method over the remaining period to the earliest call date or contractual maturity, adjusted for anticipated prepayments. Discounts on securities are accreted to income over the remaining period to the contractual maturity, adjusted for anticipated prepayments. Interest income is recognized on an accrual basis.

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

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

Derivatives
The Company uses derivative financial instruments as components of its market risk management, principally to manage interest rate risk. At the inception of a derivative contract, the Company designates the derivative as one of three types based on the Company’s intentions and belief as to likely effectiveness as a hedge. These three types are (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), or (3) an instrument with no hedging designation (“stand-alone derivative”). For a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item, are recognized in current earnings as fair values change. For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction affects earnings. For both types of hedges, changes in the fair value of derivatives that are not highly effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings. Changes in the fair value of derivatives that do not qualify for hedge accounting are reported currently in earnings, as non-interest income. As of December 31, 2022, and December 31, 2021 the Company’s derivatives are all cash flow hedges.

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

When hedge accounting is discontinued, subsequent changes in fair value of the derivative are recorded as non-interest income. When a fair value hedge is discontinued, the hedged asset or liability is no longer adjusted for changes in fair value and the existing basis adjustment is amortized or accreted over the remaining life of the asset or liability. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transactions are still expected to occur, gains or losses that were accumulated in other comprehensive income are amortized into earnings over the same periods which the hedged transactions will affect earnings.

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

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

Fair Value of Financial Instruments
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

Other Investments
Other investments consists primarily of membership and activity-based shares in the FHLBNY. Members are required to own a certain amount of stock based on the level of borrowings and other factors. FHLBNY stock is carried at cost, which approximates fair value, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. Other investments also consists of, to a much lesser extent, an investment in a financial technology fund carried at net asset value (“NAV”) and shares in a cooperative that provides community banking core technology solutions carried at cost. The fair value of the financial technology fund investment is estimated using the NAV of the Company’s ownership interest in partners’ capital, which approximates fair value. Increases or decreases in NAV are recorded in other income.

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

The allowance consists of specific and general components. The specific component of the allowance relates to loans that are individually classified as impaired. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans for which the terms have been modified resulting in a concession and for which the

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

borrower is experiencing financial difficulties, are considered troubled debt restructurings (“TDR”) and classified as impaired.

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

Troubled debt restructured loans are those loans whose terms have been modified such that a concession has been granted because of deterioration in the financial condition of the borrower. Modifications could include extension of the terms of the loan, reduced interest rates, and forgiveness of accrued interest and/or principal. Once an obligation has been classified a troubled debt restructuring, it continues to be considered a troubled debt restructuring and is individually evaluated for impairment until paid in full. For a cash flow dependent loan, the Company records an impairment charge equal to the difference between the present value of the estimated future cash flows under the restructured terms discounted at the loans original effective interest rate, and the original loan’s carrying amount. For a collateral dependent loan, the Company records an impairment when the current estimated fair value of the property, net of estimated selling costs, that collateralizes the impaired loan is less than the recorded investment in the loan.

The general component of the allowance covers non impaired loans and is based on historical loss experience adjusted for current qualitative factors. The historical loss experience is a quantitative factor determined by portfolio segment and is based on the actual loss history experienced by the Company. The qualitative factors include consideration of the following:

•Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses.
•Changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments.
•Changes in the nature and volume of the portfolio and in the terms of loans.
•Changes in the experience, ability, and depth of lending management and other relevant staff.
•Changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans.
•Changes in the quality of the institution's loan review system.
•Changes in the value of underlying collateral for collateral-dependent loans.
•The existence and effect of any concentrations of credit, and changes in the level of such concentrations.
•The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the institution's existing portfolio.

The loan portfolio is categorized according to collateral type, loan purpose, lien position, or borrower type (i.e., commercial, consumer). The categories used include residential one-to-four family, multifamily, non-residential, construction and land, junior liens, commercial and industrial, and consumer and other.

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

Premises and Equipment
Premises and equipment, including leasehold improvements, are generally stated at cost less accumulated depreciation, amortization and fair value adjustments. Depreciation and amortization is computed primarily using the straight-line method over the estimated useful lives of the assets or leases. Repair and maintenance items are expensed and major improvements are capitalized. Upon retirement or sale, any gain or loss is credited or charged to operations. Construction in process represents costs incurred to develop properties for future use.

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

Leases are classified as operating or finance leases at the lease commencement date. Lease expense for operating leases and short-term leases is recognized on a straight-line basis over the lease term. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use assets (“ROU”) and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term.

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

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

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

Share Based Compensation
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

The Company recognizes compensation expense for the fair values of these awards, which have graded vesting, on a straight-line basis over the requisite service period of the awards. The Company’s accounting policy is to recognize forfeitures as they occur.

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

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

Earnings per share
Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. ESOP shares committed to be released are considered to be outstanding for purposes of the earnings per share computation. ESOP shares that have not been legally released, but that relate to employee services rendered during an accounting period (interim or annual) ending before the related debt service payment is made, are considered committed to be released. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options awards and are determined using the treasury stock method. When applying the treasury stock method, we add: (1) the assumed proceeds from option exercises and (2) the average unamortized compensation costs related to unvested shares of restricted stock and stock options. We then divide this sum by our average stock price to calculate shares repurchased. The excess of the number of shares issuable over the number of shares assumed to be repurchased is added to basic weighted average common shares to calculate diluted EPS.

Treasury Stock
Repurchases of Company common stock are classified as treasury stock shares carried at cost and presented as a reduction of shareholders’ equity. Treasury stock are not considered outstanding for share count purposes and are excluded from average common shares outstanding for basic and diluted earnings per share. Reissued treasury stock at an amount greater (less) than paid to repurchase the shares will result in a gain (loss) on the reissuance of the shares. The gain or loss will be recognized in shareholders’ equity. A gain on the reissuance of treasury shares are credited to additional paid-in capital. A loss on the reissuance of treasury shares are debited to additional paid-in capital to the extent previous net gains from the same class of stock are included in additional paid-in capital. Losses in excess of gains in additional paid-in capital are charged to retained earnings.

Segment Reporting
The Company operates as a single operating segment for financial reporting purposes.

Adoption of New Accounting Standards
No new accounting standards were adopted during the year ended December 31, 2022.

Accounting Standards Not Yet Adopted
As an “emerging growth company” as defined in Title 1 of the Jumpstart Our Business Startups (JOBS) Act prior to December 31, 2019, the Company elected to use the extended transition period to delay the adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements were made applicable to private companies.

The FASB issued, but the Company has not yet adopted, ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” to replace the incurred loss model for loans and other financial assets with an expected loss model, which is referred to as the current expected credit loss (“CECL”) model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables and held-to maturity debt securities. It also applies to off-balance sheet credit exposures that are not unconditionally cancelable and not accounted for as insurance (undisbursed lines of credit, loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in certain leases recognized by a lessor. In addition, the amendments in Topic 326 require credit losses on available-for-sale securities to be presented as a valuation allowance rather than a direct write-down on the basis of the securities. The Company adopted this standard on January 1, 2023.

The change from an incurred loss model to an expected loss model represents a fundamental shift from existing GAAP and may result in a material change to the Company's accounting for credit losses on financial instruments. To prepare for implementation of the new standard the Company established a cross functional steering committee comprised of members from different disciplines including finance, credit, risk management, internal audit, lending, and operations, among others. The Company has also engaged a third-party consultant to assist with

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

model development, data governance and operational controls to support the adoption of this ASU. A detailed implementation plan was developed which included assessing the processes, portfolio segmentation, model development and validation, and system requirements and resources needed.

The new credit loss models will include additional assumptions used to calculate credit losses over the estimated life of the financial assets and will include the impact of forecasted macroeconomic conditions. The Company has a system provider for modeling. Upon the Company's adoption of CECL, the change from the incurred loss model to the CECL model will be recognized through an adjustment to retained earnings. The future impact of CECL on the Company’s allowance for credit losses, and provision expense, subsequent to initial adoption, will depend on changes in the loan and HTM securities portfolios, economic conditions, and refinements to key assumptions including forecasting and qualitative factors. Furthermore, the adoption of ASU 2016-13 will necessitate that we establish an allowance for expected credit losses for certain debt securities and other financial assets, however we do not expect these allowances to be significant.

Our CECL models will include the following major items as of the ASC 326 adoption date:
–a historical loss period, which represents a full economic credit cycle utilizing loss experience including peer historical loss data
–a reasonable and supportable forecast period of one year, based on management’s current review of macroeconomic factors and the reliability of extended forecasts
–a reversion period (after the reasonable and supportable forecast period) of one year using a straight-line method
–expected prepayment rates based on our historical experience and benchmark assumptions where internal data is limited; and
–incorporation of qualitative factors not captured within the modeled results.

The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 is not expected to have a significant impact on our financial statements or regulatory capital ratios.

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
December 31, 2022 and 2021

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

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

NOTE 2 – SECURITIES

Debt Securities

The amortized cost of securities available for sale and their estimated fair values at December 31, 2022 and 2021 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(In thousands)
Available for sale
December 31, 2022
U.S. Treasury Notes	$46,937	$—	$(3,178)	$43,759
Corporate Bonds	81,725	4	(5,431)	76,298
U.S. Government agency obligations	16,367	—	(944)	15,423
Obligations issued by U.S. states and their political subdivisions	16,559	49	(340)	16,268
Mortgage-backed securities: Residential one-to-four family	164,843	—	(24,657)	140,186
Multifamily	19,475	—	(1,317)	18,158
Asset-backed securities	4,525	—	(369)	4,156
Total available-for-sale	$350,431	$53	$(36,236)	$314,248

December 31, 2021
U.S. Treasury Notes	$36,933	$4	$(105)	$36,832
Corporate Bonds	86,118	1,791	(290)	87,619
U.S. Government agency obligations	23,462	46	(179)	23,329
Obligations issued by U.S. states and their political subdivisions	19,172	1,152	—	20,324
Mortgage-backed securities: Residential one-to-four family	116,166	140	(1,905)	114,401
Multifamily	35,412	598	(94)	35,916
Asset-backed securities	6,538	3	(70)	6,471
Total available-for-sale	$323,801	$3,734	$(2,643)	$324,892

During the year ended December 31, 2022, proceeds from calls of securities available for sale totaled $4.7 million, resulting in gross realized gains of $14 thousand and no gross realized losses. During the year ended December 31, 2021, proceeds from calls of securities available for sale totaled $14.2 million, resulting in no gross realized gains and gross realized losses of $1 thousand. There were no securities sold during the years ended December 31, 2022 and 2021.

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

The amortized cost of securities held-to-maturity and their estimated fair values at December 31, 2022 and 2021, are as follows:

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value

	(In thousands)
Held-to-maturity
December 31, 2022
Asset-backed securities	$15,105	$—	$(2,309)	$12,796
Corporate bonds	18,600	—	(2,281)	16,319
Total held-to-maturity	$33,705	$—	$(4,590)	$29,115

December 31, 2021
Asset-backed securities	$15,281	$—	$(373)	$14,908
Corporate bonds	8,000	—	(59)	7,941
Total held-to-maturity	$23,281	$—	$(432)	$22,849

At December 31, 2022 and 2021, the held to maturity securities portfolio was comprised of investment grade credit ratings.

Securities pledged at December 31, 2022 and December 31, 2021, had a carrying amount of $4.2 million and $9.1 million, respectively, and were pledged to secure borrowings, public deposits and derivatives, as needed.

The amortized cost and fair value of debt securities are shown below by contractual maturity. Expected maturities on mortgage and asset-backed securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. Securities not due at a single maturity are shown separately:

	December 31, 2022
	Amortized Cost	Estimated Fair Value

	(In thousands)
Available-for-sale
Due in one year or less	$13,089	$12,707
Due from one year to five years	90,415	85,755
Due from five to ten years	42,212	38,836
Due after ten years	15,872	14,450
Mortgage-backed and asset-backed securities	188,843	162,500
Total	$350,431	$314,248

Held-to-maturity
Due from one year to five years	$—	$—
Due from five to ten years	18,600	16,319
Due after ten years	—	—
Mortgage-backed and asset-backed securities	15,105	12,796
Total	$33,705	$29,115

The following tables summarize available-for-sale securities with unrealized losses at December 31, 2022 and 2021, aggregated by major security type and length of time in a continuous loss position.

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

	Less than 12 Months		12 Months or More		Total
	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value
	(In thousands)
December 31, 2022
Available for sale
U.S. Treasury Note	$(1,342)	$28,670	$(1,836)	$15,089	$(3,178)	$43,759
Corporate Bonds	(3,608)	58,509	(1,823)	15,522	(5,431)	74,031
U.S. Government agency obligations	(5)	696	(939)	14,727	(944)	15,423
Obligations issued by U.S. states and their political subdivisions	(65)	5,641	(275)	1,568	(340)	7,209
Mortgage-backed securities:
Residential one-to-four family	(8,273)	60,986	(16,384)	79,189	(24,657)	140,175
Multifamily	(1,166)	17,689	(151)	469	(1,317)	18,158
Asset-backed securities	—	—	(369)	4,156	(369)	4,156
Total available-for-sale	$(14,459)	$172,191	$(21,777)	$130,720	$(36,236)	$302,911

December 31, 2021
Available for sale
U.S. Treasury Note	$(105)	$16,814	$—	$—	$(105)	$16,814
Corporate Bonds	(290)	17,183	—	—	(290)	17,183
U.S. Government agency obligations	(49)	9,951	(130)	7,980	(179)	17,931
Obligations issued by U.S. states and their political subdivisions	—	—	—	—	—	—
Mortgage-backed securities:
Residential one-to-four family	(1,761)	104,805	(144)	3,009	(1,905)	107,814
Multifamily	—	—	(94)	910	(94)	910
Asset-backed securities	(70)	4,458	—	—	(70)	4,458
Total available-for-sale	$(2,275)	$153,211	$(368)	$11,899	$(2,643)	$165,110

There were no other-than-temporary impairment (“OTTI”) charges on available for sale securities for the years ended December 31, 2022 or 2021. The number of available for sale securities in an unrealized loss position at December 31, 2022 totaled 105, compared with 44 at December 31, 2021. The increase in the number of securities in an unrealized loss position at December 31, 2022 was due to higher current market interest rates compared to rates at December 31, 2021. Of the 105 available for sale securities in an unrealized loss position at December 31, 2022, 64 are comprised of U.S. Government agency obligations, Treasury notes, and mortgage-backed securities. These securities were all issued by U.S. Government-sponsored entities and agencies, which the government has affirmed its commitment to support. There were also 8 municipal bonds, 31 investment grade corporate bonds and two asset-backed securities in an unrealized loss position. The Company does not consider these securities to be other-than-temporarily impaired due to the decline in fair value being attributable to changes in interest rates and liquidity, not credit quality. The Company also does not intend to sell these securities, nor does it foresee being required to sell them before the anticipated recovery (maturity).

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

The following table summarizes held-to-maturity securities with unrecognzed losses at December 31, 2022, aggregated by major security type and length of time in a continuous loss position. The Company did not have any held- to- maturity securities in an unrecognized loss position for more than twelve months at December 31, 2021.

	Less than 12 Months		12 Months or More		Total
	Unrecognized Losses	Estimated Fair Value	Unrecognized Losses	Estimated Fair Value	Unrecognized Losses	Estimated Fair Value

	(In thousands)
December 31, 2022
Held-to-maturity
Corporate Bonds	$(1,177)	$10,423	$(1,104)	$5,896	$(2,281)	$16,319
Asset-backed securities	—	—	(2,310)	12,796	(2,310)	12,796
Total held-to-maturity	$(1,177)	$10,423	$(3,414)	$18,692	$(4,591)	$29,115

There were no other-than-temporary impairment (“OTTI”) charges on held-to-maturity securities for the years ended December 31, 2022 or 2021. The number of held-to-maturity securities in an unrecognized loss position at December 31, 2022 totaled 11, compared with four at December 31, 2021. The increase in the number of securities in an unrecognized loss position at December 31, 2022, was due to higher current market interest rates compared to rates at December 31, 2021. Of the 11 held-to-maturity securities in an unrecognized loss position at December 31, 2022, two are asset-backed securities and nine are investment grade corporate bonds. The Company does not consider these securities to be other-than-temporarily impaired due to the decline in fair value being attributable to changes in interest rates and liquidity, not credit quality. The Company also does not intend to sell these securities, nor does it foresee being required to sell them before the anticipated recovery (maturity). At December 31, 2021, held to maturity securities in an aggregate unrecognized loss position for less than twelve months included two asset-backed securities with total fair value of $14.9 million in an aggregate unrecognized loss position of $373 thousand and two investment grade corporate bonds with total fair value of $6.9 million in an aggregate unrecognized loss position of $59 thousand.

Other Investments

At December 31, 2022, other investments primarily consisted of investments in FHLB stock, and to a much lesser extent, investments in a financial technology fund and a community banking core provider cooperative. Other investments carried at fair value totaled $15.9 million and $10.2 million at December 31, 2022 and 2021, respectively. Other investments carried at NAV totaled $157 thousand at December 31, 2022. The Company recorded a net increase in the NAV of $7 thousand for the year ended December 31, 2022 as a component of other income. The Company's unfunded commitments related to the financial technology fund totaled $850 thousand.

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

NOTE 3 – LOANS RECEIVABLE, NET

A summary of loans receivable, net is as follows:

	December 31, 2022	December 31, 2021
	(In thousands)
Residential one-to-four family	$594,521	$560,976
Multifamily	690,278	515,240
Non-residential	216,394	141,561
Construction and land	17,990	23,419
Junior liens	18,477	18,464
Commercial and industrial (1)	4,682	21,563
Consumer and other	38	87
Total gross loans	1,542,380	1,281,310

Deferred fees, costs and premiums and discounts, net	2,747	6,299
Total loans	1,545,127	1,287,609
Allowance for loan losses	(13,400)	(14,425)
Loans receivable, net	$1,531,727	$1,273,184

(1) At December 31, 2022 and 2021, PPP loans totaled $477 thousand and $16.8 million, respectively, net of unearned deferred fees.

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

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

The following tables present the activity in the Company’s allowance for loan losses by class of loans for the years ended December 31, 2022, and 2021:

	Residential One-To-Four Family	Multifamily	Non-Residential	Construction and Land	Junior Liens	Commercial and Industrial	Consumer and Other	Unallocated	Total
	(In thousands)
Year Ended December 31, 2022
Allowance for loan losses
Beginning balance	$2,822	$5,263	$2,846	$2,678	$636	$51	$38	$91	$14,425
Charge-offs	—	—	—	—	—	—	(58)	—	(58)
Recoveries	30	—	—	—	—	—	4	—	34
(Release of) provision for loan losses	(588)	228	511	(981)	(185)	(4)	16	2	(1,001)
Total ending allowance balance	$2,264	$5,491	$3,357	$1,697	$451	$47	$—	$93	$13,400

Year Ended December 31, 2021
Allowance for loan losses
Beginning balance	$3,579	$5,460	$3,244	$3,655	$916	$2	$48	$55	$16,959
Charge-offs	—	—	—	—	—	—	(16)	—	(16)
Recoveries	—	—	—	—	—	—	—	—	—
(Release of) provision for loan losses	(757)	(197)	(398)	(977)	(280)	49	6	36	(2,518)
Total ending allowance balance	$2,822	$5,263	$2,846	$2,678	$636	$51	$38	$91	$14,425

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

The following table represents the allocation of allowance for loan losses and the related recorded investment (including deferred fees and costs) in loans by loan portfolio segment disaggregated based on the impairment methodology at December 31, 2022 and December 31, 2021:

	Residential One-To-Four Family	Multifamily	Non-Residential	Construction and Land	Junior Liens	Commercial and Industrial	Consumer and Other	Unallocated	Total
	(In thousands)
December 31, 2022
Allowance for loan losses:
Individually evaluated for impairment	$27	$—	$—	$—	$—	$—	$—	$—	$27
Collectively evaluated for impairment	2,237	5,491	3,357	1,697	451	47	—	93	13,373
Total	$2,264	$5,491	$3,357	$1,697	$451	$47	$—	$93	$13,400

Loans receivable:
Individually evaluated for impairment	$8,418	$516	$2,671	$—	$52	$—	$—	$—	$11,657
Collectively evaluated for impairment	588,836	690,174	213,390	17,799	18,579	4,653	39	—	1,533,470
Total	$597,254	$690,690	$216,061	$17,799	$18,631	$4,653	$39	$—	$1,545,127

December 31, 2021
Allowance for loan losses:
Individually evaluated for impairment	$31	$—	$—	$—	$—	$—	$37	$—	$68
Collectively evaluated for impairment	2,791	5,263	2,846	2,678	636	51	1	91	14,357
Total	$2,822	$5,263	$2,846	$2,678	$636	$51	$38	$91	$14,425

Loans receivable:
Individually evaluated for impairment	$10,169	$684	$4,577	$—	$55	$—	$37	$—	$15,522
Collectively evaluated for impairment	556,314	515,884	136,957	23,420	18,495	20,966	51	—	1,272,087
Total	$566,483	$516,568	$141,534	$23,420	$18,550	$20,966	$88	$—	$1,287,609

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

The following table presents information related to impaired loans by class of loans as of December 31, 2022 and December 31, 2021. The recorded investment in impaired loans includes deferred fees, costs and discounts. For purposes of this disclosure, the unpaid principal balance of impaired loans is not reduced for partial charge-offs.

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
	(In thousands)
December 31, 2022
With no related allowance recorded:
Residential one-to-four family	$7,368	$7,669	$—	$7,711	$119	$116
Multifamily	516	516	—	652	17	15
Non-residential	2,834	2,671	—	3,168	118	108
Construction and land	—	—	—	—	—	—
Junior liens	52	52	—	54	3	3
Commercial and Industrial (including PPP)	—	—	—	—	—	—
	10,770	10,908	—	11,585	257	242
With an allowance recorded:
Residential one-to-four family	743	749	27	546	29	26
Multifamily	—	—	—	—	—	—
Non-residential	—	—	—	—	—	—
Construction and land	—	—	—	—	—	—
Commercial and Industrial (including PPP)	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
	743	749	27	546	29	26
Total	$11,513	$11,657	$27	$12,131	$286	$268

December 31, 2021
With no related allowance recorded:
Residential one-to-four family	$8,744	$9,108	$—	$9,534	$75	$75
Multifamily	684	684	—	1,170	26	24
Non-residential	4,725	4,577	—	4,869	210	196
Construction and land	—	—	—	—	—	—
Junior liens	55	55	—	57	3	3
Commercial and Industrial (including PPP)	—	—	—	—	—	—
	14,208	14,424	—	15,630	314	298
With an allowance recorded:
Residential one-to-four family	1,062	1,061	31	1,243	50	46
Multifamily	—	—	—	—	—	—
Non-residential	—	—	—	—	—	—
Construction and land	—	—	—	—	—	—
Commercial and Industrial (including PPP)	—	—	—	—	—	—
Consumer and other	37	37	37	41	2	2
	1,099	1,098	68	1,284	52	48
Total	$15,307	$15,522	$68	$16,914	$366	$346

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

The total recorded investment of loans whose terms have been modified in TDRs was $4.8 million and $5.4 million as of December 31, 2022 and December 31, 2021, respectively. The Company has allocated $27 thousand and $68 thousand, respectively, of specific reserves to TDR loans as of December 31, 2022 and December 31, 2021. The modification of the terms of TDR loans may include one or a combination of the following: a reduction of the stated interest rate of the loan, short-term deferral of payment, or an extension of the maturity date. The Company is not committed to lend any additional amounts to customers with outstanding loans that are classified as TDRs as of December 31, 2022.

A TDR loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no TDRs for which there was a payment default within twelve months following the modification during the periods ended December 31, 2022 and December 31, 2021.

New TDRs during the year ended December 31, 2022 totaled $453 thousand. There were no new TDRs during the year ended December 31, 2021. The Company implemented modification programs to provide its borrowers relief from the economic impacts of COVID-19. In accordance with the CARES Act, the Company elected to not apply TDR classification to COVID-19 related loan modifications. Accordingly, these modifications are exempt from TDR classification under U.S. generally accepted accounting principles (“U.S. GAAP”) and were not classified as TDRs.

The Company had $4.5 million and $790 thousand in consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process at December 31, 2022 and 2021, respectively

The following table presents the recorded investment in non-accrual loans and loans past due 90 days or more still on accrual as of December 31, 2022 and December 31, 2021:

	Nonaccrual		Loans Past Due 90 Days and Still Accruing
	12/31/2022	12/31/2021	12/31/2022	12/31/2021
	(In thousands)
Residential one-to-four family	$7,498	$10,805	$—	$—
Multifamily	182	139	—	—
Non-residential	—	857	—	—
Construction and land	—	—	—	—
Junior liens	52	182	—	—
Commercial and industrial (1)	35	—	61	116
Total	$7,767	$11,983	$61	$116
(1) PPP loans 90 days past due and accruing totaled $61 thousand and $116 thousand at December 31, 2022 and 2021, respectively. These PPP loans were not reported in non-performing loans as they carry the federal guarantee of the SBA.

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

The following table presents the recorded investment in past due and current loans by loan portfolio class as of December 31, 2022 and December 31, 2021:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans Receivable
	(In thousands)
December 31, 2022
Residential one-to-four family	$—	$845	$6,738	$7,583	$589,671	$597,254
Multifamily		—	182	182	690,508	690,690
Non-residential		—	—	—	216,061	216,061
Construction and land		—	—	—	17,799	17,799
Junior liens	—	—	52	52	18,579	18,631
Commercial and Industrial		—	96	96	4,557	4,653
Consumer and other		—	—	—	39	39
Total	$—	$845	$7,068	$7,913	$1,537,214	$1,545,127

December 31, 2021
Residential one-to-four family	$1,736	$457	$8,936	$11,129	$555,354	$566,483
Multifamily		—	—	—	516,568	516,568
Non-residential		—	381	381	141,153	141,534
Construction and land		—	—	—	23,420	23,420
Junior liens		53	182	235	18,315	18,550
Commercial and Industrial	11	57	116	184	20,782	20,966
Consumer and other		—	—	—	88	88
Total	$1,747	$567	$9,615	$11,929	$1,275,680	$1,287,609

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

The Company categorizes loans into risk categories based on relevant information about the quality and realizable value of collateral, if any, and the ability of borrowers to service their debts such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis is performed whenever a credit is extended, renewed, or modified, or when an observable event occurs indicating a potential decline in credit quality, and no less than annually for large balance loans, defined as $1 million for an individual exposure or $1.5 million for group exposure. The Company used the following definitions for risk ratings for loans rated other than Pass:

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

The following table presents the risk category of loans by class of loans based on the most recent analysis performed as of December 31, 2022 and December 31, 2021:

	Pass	Special Mention	Substandard	Doubtful / Loss	Total
	(In thousands)
December 31, 2022
Residential one-to-four family	$589,137	$247	$7,870	$—	$597,254
Multifamily	689,277	897	516	—	690,690
Non-residential	214,981	1,080	—	—	216,061
Construction and land	17,799	—	—	—	17,799
Junior liens	18,579	—	52	—	18,631
Commercial and Industrial	4,653	—	—		4,653
Consumer and other	8	—	31	—	39
Total	$1,534,434	$2,224	$8,469	$—	$1,545,127

December 31, 2021
Residential one-to-four family	$555,184	$—	$11,299	$—	$566,483
Multifamily	510,815	5,069	684	—	516,568
Non-residential	140,377	144	1,013	—	141,534
Construction and land	23,420	—	—	—	23,420
Junior liens	18,368	—	182	—	18,550
Commercial and Industrial	20,966	—	—	—	20,966
Consumer and other	88	—	—	—	88
Total	$1,269,218	$5,213	$13,178	$—	$1,287,609

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

NOTE 4 – PREMISES AND EQUIPMENT

Premises and equipment, net, at December 31, 2022 and 2021, are summarized as follows:

	2022	2021
Land	$3,058	$3,793
Buildings and improvements	18,456	14,583
Leasehold improvements	10,888	10,174
Furnishings and equipment	10,080	9,325
Construction-in-Progress	716	1,618
	43,197	39,493
Accumulated depreciation and amortization	(13,372)	(11,367)
	$29,825	$28,126

Construction-in-progress consists of deposits made related to the construction of branch improvements and the purchase of furnishings and equipment.

Depreciation and amortization of premises and equipment was $2.7 million and $2.3 million for the years ended December 31, 2022 and 2021 respectively.

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

NOTE 5 – LEASES

The Company leases certain office space, land and equipment under operating leases. These leases have original terms ranging from one year to 40 years. Operating lease liabilities and ROU assets are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term.

The Company had the following related to operating leases:

	December 31,
	2022	2021
	(Dollars in thousands)
Right-of-use assets	$25,906	$25,457
Lease liabilities	27,324	26,696
Weighted average remaining lease term for operating leases	11.3 years	12.2 years
Weighted average discount rate used in the measurement of lease liabilities	2.19%	1.97%

The following table is a summary of the Company’s components of net lease cost for the year ended December 31, 2022 and 2021. The variable lease cost primarily represents variable payments such as common area maintenance and utilities.

	Year Ended December 31,
	2022	2021
	(In thousands)
Operating lease cost	$3,137	$3,034
Finance lease cost	23	19
Variable lease cost	228	219
Total lease cost	$3,388	$3,272

The following table presents supplemental cash flow information related to operating leases:

	Year Ended December 31,
	2022	2021

Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$3,100	$2,721
Operating lease liabilities arising from obtaining right-of-use assets (non-cash):
Operating leases	$2,999	$3,197
For the year ended December 31, 2022, the Company added two new lease obligations related to the Company’s retail division in Hackensack and Union, New Jersey and one lease modification for an existing retail office.

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

Future undiscounted lease payments for operating leases with initial terms of one year or more as of December 31, 2022 are as follows:

(In thousands)
2023	$3,057
2024	3,040
2025	2,657
2026	2,657
2027	2,548
Thereafter	17,093
Total undiscounted lease payments	31,052
Less: imputed interest	(3,728)
Total	$27,324

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

NOTE 6 – DEPOSITS

Deposits at December 31, 2022 and December 31, 2021, are summarized as follows:

	December 31, 2022	Weighted Average Rate	December 31, 2021	Weighted Average Rate
	(In thousands)		(In thousands)
Non -interest bearing deposits	$37,907	—%	$44,894	—%
NOW and demand accounts	410,937	0.92%	363,419	0.13%
Savings	423,758	0.85%	364,932	0.16%
Time deposits	416,260	1.79%	473,795	0.58%
Total	$1,288,862	1.15%	$1,247,040	0.31%

Money market accounts are included within the NOW and demand accounts and savings captions. Included in time deposits are brokered deposits totaling $75.0 million at December 31, 2022. There were zero brokered deposits at December 31, 2021.

Time deposits mature as follows for the year ending December 31:

(In thousands)
2023	$294,912
2024	103,810
2025	10,891
2026	4,352
2027	2,295
$416,260

Time deposits that meet or exceed the FDIC insurance limit of $250,000 at December 31, 2022 and 2021, were $43.1 million and $47.3 million, respectively. As of December 31, 2022 and 2021, the Company had $2.2 million and $2.4 million respectively, in related party (principal officers, directors, and their affiliates) deposits.

Interest expense on deposits is summarized as follows (in thousands):

	Year Ended December 31,
	2022	2021
	(In thousands)
NOW and demand accounts	$1,344	$519
Savings	1,615	572
Time deposits	2,779	6,793
Total	$5,738	$7,884

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

NOTE 7 – ADVANCES FROM THE FEDERAL HOME LOAN BANK OF NEW YORK (“FHLB”)

Advances from the FHLB are fixed-rate, term borrowings with remaining maturities ranging from one month to 25 months. FHLB advances totaled $310.5 million and $185.5 million at December 31, 2022 and 2021, respectively. Each advance is payable at its maturity date with a prepayment penalty if repayment is made prior to the maturity date. During the year ended December 31, 2021, the Bank extinguished $111.4 million in FHLB borrowings incurring a prepayment penalty of $2.2 million. There were no extinguishments of debt during the year ended December 31, 2022. Advances are secured by loans pledged at the FHLB totaling $638.6 million and $319.9 million as of December 31, 2022 and 2021, respectively.

Advances mature as follows for the year ended December 31, 2022.

Maturity	Rate Range			Weighted Average Rate	Amount
2023	0.70%	—	4.82%	4.37%	$252,000
2024	1.60%	—	1.94%	1.80%	38,000
2025	1.50%	—	1.60%	1.58%	20,500
				3.87%	$310,500

At December 31, 2021, FHLB advances totaled $185.5 million with a weighted average fixed rate of 0.92%.

See Note 10 for further disclosure around Derivatives activities related to FHLB advances.

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

NOTE 8 – BENEFIT PLANS

Defined Benefit Pension Plan
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

401(k) Plan
The Company has a savings plan under Section 401(k) of the Internal Revenue Code, which covers substantially all employees upon employment who have attained the age of 18. Under the plan, employee contributions are partially matched by the Company at its sole discretion. Company contributions for the years ended December 31, 2022 and 2021 were $857 thousand and $701 thousand, respectively.

SERPs, Directors’ Plan and Other Postretirement Benefits Plan
The Company maintains an Executive Supplemental Income Retirement Plan (“SERP”) for certain employees and a Director Retirement Plan (“DRP”). As the SERP and DRP plans are unfunded, there are no plan assets associated with these plans. During 2022, the DRP plan was amended to curtail the plan to the current participants and to establish fixed payments to the participant in the plan.

The Company provides certain health insurance benefits for retired employees and directors meeting plan eligibility requirements. Effective January 1, 2019, the employee postretirement health benefit plan was curtailed, leaving only 12 retired participants and beneficiaries remaining in the plan. Active participants who met certain requirements received payments in lieu of future benefits. The plans are unfunded as of December 31, 2022 and 2021, and the obligation is included in other liabilities as an accrued postretirement benefit cost.

The following table sets forth the change in benefit obligation, change in plan assets and a reconciliation of the unfunded status and the assumptions used in determining the net periodic cost included in the accompanying consolidated financial statements for the Company’s post retirement plans. The measurement date for the post retirement plans were December 31 for each year presented.

	SERP and DRP		Post Retirement
	2022	2021	2022	2021

	(In thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$3,941	$4,102	$1,613	$1,881
Service cost	98	201	1	1
Interest cost	87	79	39	38
Actuarial (gain) loss	(469)	(100)	(488)	(215)
Benefits paid	(339)	(341)	(93)	(92)
Plan amendments	(504)	—	—	—
Projected benefit obligation at end of year	2,814	3,941	1,072	1,613
Reconciliation of plan assets:
Fair value of plan assets at beginning of year	—	—	—	—
Actual return on plan assets	—	—	—	—
Employer contributions	339	341	93	92
Benefits and Settlements paid	(339)	(341)	(93)	(92)
Fair value of plan assets at end of year	—	—	—	—
Unfunded status	$2,814	$3,941	$1,072	$1,613

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

Amounts recognized in accumulated other comprehensive income at December 31, ignoring tax effects, consist of:

	SERP and DRP		Post Retirement
	2022	2021	2022	2021

	(In thousands)
Unrecognized net actuarial loss (gain)	$279	$1,073	$(671)	$(189)
Unrecognized prior service cost	20	333	—	—
Total accumulated other comprehensive loss (gain)	$299	$1,406	$(671)	$(189)

The weighted average assumptions used in the determination of benefit obligations as of December 31 were as follows:

	SERP and DRP		Post Retirement
	2022	2021 (1)	2022	2021
Discount rate	4.81%	2.31%	4.91%	2.53%
Rate of compensation increase*	N/A	6.25%	N/A	N/A
(1) Rate of compensation increase applicable to DRP only.

The weighted-average assumptions used in the determination of net periodic benefit cost were as follows:

	SERP and DRP		Post Retirement
	2022	2021 (1)	2022	2021
Discount rate	2.31%	1.82%	2.59%	2.18%
Expected rate of return on plan assets	N/A	N/A	N/A	N/A
Rate of compensation increase*	N/A	6.25%	N/A	N/A
(1) Rate of compensation increase applicable to DRP only.

The components of net periodic benefit cost and other amounts recognized in other comprehensive income were as follows for the years ended December 31, 2022 and 2021:

	SERP and DRP		Post Retirement
	2022	2021	2022	2021
	(In thousands)
Service cost	$98	$201	$1	$1
Interest cost	87	79	39	38
Amortization:
Past service liability	—	—	—	—
Net loss (gain)	134	213	(6)	(3)
Net periodic benefit cost	$319	$493	$34	$36

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

The components of net periodic benefit cost other than the service cost component are included in “other non-interest expense” in the Statement of Operations. The estimated net loss and prior service cost for the post-retirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2023 are $(85) thousand and $5 thousand, respectively.

The benefits expected to be paid in each of the next five years and the aggregate for the five years thereafter are as follows:

	SERP and DRP	Post- Retirement

	(In thousands)
2023	$272	$77
2024	255	79
2025	257	80
2026	241	80
2027	227	81
Years 2028 - 2032	996	399

Employee Stock Ownership Plan
The Company maintains the Blue Foundry Bank ESOP, a tax-qualified plan for the benefit of all Company employees designed to invest primarily in the Company’s common stock. The ESOP provides employees with the opportunity to receive a funded retirement benefit from the Bank, based primarily on the value of the Company’s common stock.

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

At December 31, 2022, the principal balance on the ESOP loan is $21.2 million. Contributions to the ESOP during the years ended December 31, 2022 and 2021, totaled $615 thousand and $1.0 million, respectively. ESOP compensation expense is recognized over the service period and represents the fair value of shares allocated during the year. For the years ended December 31, 2022 and 2021, ESOP compensation expense was $1.2 million and $1.3 million respectively.

Shares held by the ESOP were as follows:

	December 31, 2022	December 31, 2021
	(Dollars in thousands)

Shares allocated to participants	182,544	91,272
Unallocated shares	2,099,256	2,190,528
Total ESOP shares	2,281,800	2,281,800

Fair value of unallocated shares	$26,975	$32,047

The fair value of the unallocated shares was computed using the closing trading price of the Company’s common stock on each date.

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

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

The fair value of stock options granted are estimated utilizing the Black-Scholes option pricing model. The weighted average assumptions used for the options granted during the year ended December 31, 2022 are: expected life of 6.9 years years, risk-free rate of 3.94%, volatility of 29.41% and a dividend yield of 0.88%. Due to the limited historical information of the Company’s stock, management considered the weighted historical volatility of the Company and similar entities for an appropriate period in determining the volatility rate used in the estimation of fair value. The expected life of the stock option was estimated using the simplified method. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company recognizes compensation expense for the fair values of these awards, which have graded vesting, on a straight-line basis over the requisite service period of the awards. Upon exercise of vested options, management expects to draw on treasury stock as the source for shares.

The following table presents the share-based compensation expense for the year ended December 31, 2022. There was no share-based compensation expense for the year ended December 31, 2021.

Year ended December 31, 2022
(In thousands)
Stock option expense	$422
Restricted stock expense	242
Total share-based compensation expense	$664

The following is a summary of the Company’s stock option activity and related information for the year ended December 31, 2022:

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Outstanding - December 31, 2021	—	$—	$—	—
Granted	2,610,563	4.12	11.65	9.8
Forfeited	(19,500)	4.25	11.69	9.8
Outstanding -December 31, 2022	2,591,063	$4.12	$11.65	9.8
Exercisable - December 31, 2022	—

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

Expected future expense relating to the non-vested options outstanding as of December 31, 2022 is $10.3 million over a weighted average period of 6.3 years.

The following is a summary of the Company’s restricted stock shares activity and related information for the year ended December 31, 2022:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Outstanding - December 31, 2021	—	$—
Granted	299,481	11.54
Outstanding - December 31, 2022	299,481	$11.54

Expected future expense relating to the non-vested restricted shares outstanding as of December 31, 2022 is $3.2 million over a weighted average period of 4.7 years.

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

NOTE 9 – INCOME TAXES

Income tax expense for the years ended December 31, 2022 and 2021, consists of the following:

	Current	Deferred	Total
	(In thousands)
December 31, 2022
Federal	$299	$—	$299
State	39	—	39
	$338	$—	$338

December 31, 2021
Federal	$140	$5,810	$5,950
State	—	3,668	3,668
	$140	$9,478	$9,618

A reconciliation between the actual income tax expense and the expected federal income tax expense (computed by multiplying income before income tax expense times the applicable statutory federal income tax rate) for the years ended December 31, 2022 and 2021, is as follows:

	2022	2021
	(In thousands)
Income (loss) before income tax expense (benefit)	$2,734	$(26,724)
Applicable statutory federal income tax rate	21.00%	21.00%
Computed “expected” federal income tax expense (benefit)	$574	$(5,612)
Increase (decrease) in federal income tax expense resulting from:
State income taxes, net of federal benefit	244	(1,614)
Valuation Allowance	(414)	16,719
Tax-exempt income	(96)	(108)
Bank owned life insurance	(103)	(100)
Non-deductible compensation	54	—
ESOP fair market value adjustment	50	76
Stock compensation	27	—
CARES Act – Carryback expense	—	247
Other items, net	2	10
Total	$338	$9,618

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2022 and 2021, are as follows:

	December 31,
	2022	2021
Deferred tax assets:	(In Thousands)
Allowance for loan losses and REO	$4,242	$4,617
Net unrealized losses on securities available for sale	9,529	—
Net unrealized losses on derivatives	—	69
Accrued postretirement benefits	1,195	1,217
Accrued interest receivable	187	179
Accrued bonus	730	506
Stock compensation	150	—
Premises and equipment	109	—
Finance lease liability	7,681	7,504
Charitable contribution carryover	2,729	2,709
Unrealized actuarial loss on post retirement benefits	—	342
Federal net operating loss carryforward	5,417	6,648
State net operating loss carryforward	1,879	2,392
Other	—	37
Total gross deferred tax assets	33,848	26,220

Valuation allowance	(22,570)	(16,868)
Gross deferred tax assets after valuation allowance	11,278	9,352

Deferred tax liabilities:
Net unrealized gains on securities available for sale	—	327
Net unrealized gains on derivatives	3,118	—
Deferred loan fees, net	772	1,198
Unrealized actuarial gains on post retirement benefits	105	—
Premises and equipment	—	489
Finance lease ROU asset	7,282	7,156
Other	1	182
Total gross deferred tax liabilities	11,278	9,352
Net deferred tax asset	$—	$—

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2022. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.

On the basis of this evaluation, for the year ended December 31, 2022, a valuation allowance of $22.6 million has been maintained. The amount of the deferred tax asset considered realizable could be adjusted if estimates of future taxable income increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth. Net deferred tax assets are included in other assets.

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

At December 31, 2022, the Company had federal net operating loss (“NOL”) carryforwards of $25.8 million with no expiration date. Under the provisions of the 2017 Tax Cuts and Jobs Act, use of our federal NOL carryforwards will be limited to 80% of taxable income in future periods. The Company also had New Jersey net operating loss carryforwards of $26.4 million, the majority of which expire in 19 years. We believe it is more likely than not the benefit from both the federal and state NOL carryforwards will not be realized. In recognition of this risk, we have provided a valuation allowance of $7.3 million on the deferred tax assets related to the NOL carryforwards. The Company contributed $9.0 million to the Blue Foundry Charitable Foundation in 2021, and the deferred benefit has a 5 year carryforward limitation.

Retained earnings at December 31, 2022 and 2021, includes approximately $14.6 million, for which no provision for income tax has been made. This amount represents an allocation of income to bad debt deductions for tax purposes only. Events that would result in taxation of these reserves include the failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions and excess distributions to stockholders.

The Company and its subsidiary are subject to U.S. federal income tax as well as state income taxes, primarily New Jersey. The Company is no longer subject to examination by Federal taxing authorities for tax years before January 1, 2019, and State taxing authorities for tax years before January 1, 2018. Currently, the Company is not under examination by any taxing authority. The Company's New Jersey state tax returns for the tax years ended December 31, 2015 through 2018 were audited during 2021. The completion of this examination did not have a material impact on the Company's effective tax rates and financials.

On August 16, 2022, the Inflation Reduction Act of 2022 was signed into legislation. The Act includes provisions that extend the expanded Affordable Care Act health plan premium assistance program through 2025, impose an excise tax on stock buybacks, increase funding for IRS tax enforcement, expand energy incentives, and impose a corporate minimum tax. The Corporation has evaluated such provisions and determined that the impact of the Inflation Reduction Act of 2022 on the income tax provision and deferred tax assets of 12/31/2022 was not material.

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

NOTE 10 – DERIVATIVES

The Company utilizes interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements.

Interest rate swaps with notional amounts totaling $109.0 million at December 31, 2022 and December 31, 2021, were designated as cash flow hedges of certain FHLB advances and were determined to be highly effective during all periods presented. The Company expects the hedges to remain highly effective during the remaining terms of the swaps.

Summary information about the interest-rate swaps designated as cash flow hedges as of period-end is as follows:

	December 31, 2022	December 31, 2021

	(Dollars in thousands)
Notional amounts	$109,000	$109,000
Weighted average pay rates	1.46%	1.46%
Weighted average receive rates	4.61%	0.17%
Weighted average maturity (in years)	4.2	5.3

Gross unrealized gain included in other assets	$11,091	$1,313
Gross unrealized loss included in other liabilities	—	1,559
Unrealized gains (losses), net	$11,091	$(246)

At December 31, 2022, the Company held $11.5 million as cash collateral pledged from the counterparty for these interest-rate swaps. At December 31, 2022, the Company had no securities pledged to the counterparty. At December 31, 2021, securities pledged as collateral for these swaps totaled $5.6 million.

Interest income (expense) recorded on these swap transactions is reported as a component of interest expense on FHLB advances. Interest income (expense) for the years ended December 31, 2022 and 2021 totaled $356 thousand and $(1.4) million, respectively. At December 31, 2022, the Company expected $3.8 million of the unrealized gain to be reclassified as a reduction to interest expense during 2023.

Cash Flow Hedge

The effect of cash flow hedge accounting on accumulated other comprehensive income for the years ended December 31, 2022 and 2021 are as follows:

	Amount of Gain (Loss) Recognized in OCI on Derivative (1)	Location of Gain (Loss) Reclassified from OCI into Income/(Expense)	Amount of Gain (Loss) Reclassified from OCI to Income/(Expense)

	(In thousands)
Year Ended December 31, 2022
Interest rate contracts	$11,337	Interest Expense	$356

Year Ended December 31, 2021
Interest rate contracts	$3,740	Interest Expense	$(1,427)
(1) For the years ended December 31, 2022 and 2021, there is no tax effect due to the deferred taxes valuation allowance. See Note 9 for information related to the deferred taxes valuation allowance.

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

NOTE 11 – ACCUMULATED OTHER COMPREHENSIVE INCOME

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

	Year Ended December 31,
	2022			2021
	Before Tax	Tax Effect (1)	After Tax	Before Tax	Tax Effect	After Tax

	(In thousands)
Components of Other Comprehensive (Loss) Income:
Unrealized loss on securities available for sale:
Unrealized loss arising during the period	$(37,260)	$—	$(37,260)	$(4,626)	$1,508	$(3,118)
Reclassification adjustment for (gains) losses included in net income	(14)	—	(14)	1	—	1
Total	(37,274)	—	(37,274)	(4,625)	1,508	(3,117)
Unrealized gain on cash flow hedge:
Unrealized gain arising during the period	11,693	—	11,693	3,871	(1,138)	2,733
Reclassification adjustment for (gains) losses included in net income	(356)	—	(356)	1,427	(420)	1,007
Total	11,337	—	11,337	5,298	(1,558)	3,740
Post-Retirement plans:
Net benefit arising from plan amendment (2)	504	—	504	—	—	—
Net gain arising during the period	858	—	858	315	(430)	(115)
Net actuarial loss	228	—	228	210	(59)	151
Total	1,590	—	1,590	525	(489)	36
Total other comprehensive (loss) income:	$(24,347)	$—	$(24,347)	$1,198	$(539)	$659
(1) The 2022 period includes a deferred tax valuation allowance.
(2) Benefit arising from plan amendment approved in June 2022.

The following is a summary of the changes in accumulated other comprehensive income by component, net of tax, inclusive of a deferred tax valuation allowance, for the periods indicated:

	Unrealized Gains and (Losses) on Cash Flow Hedges	Unrealized Gains and (Losses) on Available-for-sale Securities	Post- Retirement Plans	Total

	(In thousands)
Balance at December 31, 2021	$(246)	$1,091	$(1,217)	$(372)
Other comprehensive income (loss) before reclassification	11,693	(37,260)	1,362	(24,205)
Amounts reclassified from accumulated other comprehensive income	(356)	(14)	228	(142)
Net current period other comprehensive gain (loss)	11,337	(37,274)	1,590	(24,347)
Balance at December 31, 2022	$11,091	$(36,183)	$373	$(24,719)

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

	Unrealized Gains and (Losses) on Cash Flow Hedges	Unrealized Gains and (Losses) on Available-for-sale Securities	Post-Retirement Plans	Total

	(In thousands)
Balance at December 31, 2020	$(3,986)	$4,208	$(1,253)	$(1,031)
Other comprehensive income (loss) before reclassification	2,733	(3,118)	(115)	(500)
Amounts reclassified from accumulated other comprehensive income	1,007	1	151	1,159
Net current period other comprehensive gain (loss)	3,740	(3,117)	36	659
Balance at December 31, 2021	$(246)	$1,091	$(1,217)	$(372)

The following table presents information about amounts reclassified from accumulated other comprehensive income (loss) to the consolidated statements of operations for the periods indicated:

Details about Accumulated Other Comprehensive Income Components	Year Ended December 31,		Affected Line Item in the Statement Where Net Income is Presented
	2022	2021

	(In thousands)
Unrealized gain (loss) on securities available for sale:
Realized gains (losses) on securities available for sale	$14	$(1)	Gain (loss) on sales and calls of securities
Gains and (losses) on cash flow hedges:
Interest rate contracts	356	(1,427)	Interest income (expense)
Amortization of benefit plan items:
Net actuarial loss	(228)	(210)	Compensation and benefits
Total tax effect	—	479	Income tax expense
Total reclassification for the period, net of tax	$142	$(1,159)

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

NOTE 12 – FAIR VALUE OF ASSETS AND LIABILITIES

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

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

The following table summarizes the fair value of assets and liabilities as of December 31, 2022:

		Fair Value Measurements at December 31, 2022, Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
Measured on a recurring basis:
Financial assets
Securities available for sale:
U.S. Treasury Notes	$43,759	$43,759	$—	$—
Domestic Corporate Bonds	76,298	—	76,298	—
U.S. Government agency obligations	15,423	11,295	4,128	—
Obligations issued by U.S. states and their political subdivisions	16,268	—	16,268	—
Mortgage-backed securities:
Residential one-to-four family	140,186	—	140,186	—
Multifamily	18,158	—	18,158	—
Asset-backed securities	4,156	—	4,156	—
Total securities available for sale	314,248	55,054	259,194	—
Derivatives	$11,091	—	11,091	—
Total financial assets measured on a recurring basis	$325,339	$55,054	$270,285	$—

Financial Liabilities
Derivatives	$—	$—	$—	$—

Measured on a nonrecurring basis:
Nonfinancial assets
Assets held for sale	$917	$—	$917	$—

In September 2022, a branch office was designated as held for sale, which resulted in a write-down from book value to fair value. The impairment recorded on the premises was $71 thousand which resulted in a remaining book value of $917 thousand that was reclassified from premises to assets held for sale. The $71 thousand impairment is included in other expenses and the asset held for sale is included in other assets.

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

The following table summarizes the fair value of assets and liabilities as of December 31, 2021:

		Fair Value Measurements at December 31, 2021, Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
Measured on a recurring basis:
Financial assets
Securities available for sale
U.S. Treasury Notes	$36,832	$36,832	$—	$—
Domestic Corporate Bonds	87,619	—	87,619	—
U.S. Government agency obligations	23,329	17,617	5,712	—
Obligations issued by U.S. states and their political subdivisions	20,324	—	20,324	—
Mortgage-backed securities:	—
Residential one-to-four family	114,401	—	114,401	—
Multifamily	35,916	—	35,916	—
Asset-backed securities	6,471	—	6,471	—
Total securities available for sale	324,892	54,449	270,443	—
Derivatives	1,313	—	1,313	—
Total financial assets measured on a recurring basis	$326,205	$54,449	$271,756	$—

Financial Liabilities
Derivatives	$1,559	$—	$1,559	$—

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

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

Federal Home Loan advances: The fair value of borrowings is based on securities dealers’ estimated fair values, when available, or estimated using discounted cash flow analysis. The discount rates used approximate the rates offered for similar borrowings of similar remaining terms.

The following tables present the book value, fair value, and placement in the fair value hierarchy of financial instruments not recorded at fair values in their entirety on a recurring basis on the Company’s balance sheet at December 31, 2022 and 2021. The fair value measurements presented are consistent with Topic 820, Fair Value Measurement, in which fair value represents exit price.

These tables exclude financial instruments for which the carrying amount approximates fair value. Financial instruments for which the carrying amount approximates fair value include cash and cash equivalents, other investments, non-maturity deposits, overnight borrowings, and accrued interest, and are excluded from the table below.

The carrying amounts and fair value of financial instruments not carried at fair value, at December 31, 2022 and December 31, 2021 are as follows:

		Fair Value Measurements at December 31, 2022, Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Book Value	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
Financial assets
Securities held-to-maturity	$33,705	$—	$29,115	$—
Loans, net	1,531,727	—	—	1,332,882

Financial liabilities
Time Deposits	416,260	—	408,904	—
Federal Home Loan advances	310,500	—	318,688	—

		Fair Value Measurements at December 31, 2021, Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Book Value	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
Financial assets
Securities held-to-maturity	$23,281	$—	$22,849	$—
Loans, net	1,273,184			1,266,799

Financial liabilities
Time Deposits	473,795	—	470,732	—
Federal Home Loan advances	185,500	—	182,795

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

NOTE 13 – COMMITMENTS AND CONTINGENCIES

The Company extends credit to meet the financing needs of its customers through commitments and lines of credit. In addition we routinely enter into other commitments in the normal course of business.

The following commitments exist at December 31, 2022 and 2021, which are not reflected in the accompanying consolidated financial statements:

	As of December 31,
	2022	2021

	(Dollars in Thousands)
Origination of mortgage loans:
Fixed rate	$626	$1,847
Variable rate	7,344	14,456
Undisbursed home equity credit lines	34,814	33,265
Undisbursed construction credit lines	43,708	17,700
Undisbursed commercial credit lines	1,476	1,792
Performance standby letters of credit	671	671
Overdraft protection credit lines	20,022	19,038
Commitments to purchase investments	850	1,000

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
December 31, 2022 and 2021

NOTE 14 – REVENUE FROM CONTRACTS WITH CUSTOMERS AND OTHER INCOME

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income in the Statement of Operations.

The following table presents the Company’s sources of revenue from contracts with customers for the years ended December 31, 2022 and 2021, respectively.

	Year Ended December 31,
	2022	2021
	(In thousands)
Non-interest income
Service charges on deposits	$992	$954
Interchange income	43	33
REO gain	—	6
Total Revenue from Contracts with Customers	$1,035	$993

Service Charges on Deposit Accounts: The Company earns fees from its deposit customers for transaction-based, account maintenance, and overdraft services. Transaction based fees, which include services such as ATM use fees, stop payment charges, statement rendering, and ACH fees, are recognized at the time the transaction is executed as that is the point in the time the Company fulfills the customer’s request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Overdraft fees were recognized at the point in time the overdraft occurred. Beginning in November 2022, the Company ended its practice of charging overdraft fees to customers. Service charges on deposits are withdrawn from the customer’s account balance.

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

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

NOTE 15 - STOCK REPURCHASE PROGRAM

On July 20, 2022, the Company's Board of Directors adopted a stock repurchase program of up to 2,852,250 shares, approximately 10%, of its outstanding common stock. Under the stock repurchase program, the Company is authorized to repurchase shares in open market or private transactions, through block trades or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The timing and amount of any repurchases will depend on a number of factors, including the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, the Company’s liquidity, and the Company’s financial performance. Open market purchases will be made in accordance with Rule 10b-18 of the Securities and Exchange Commission and other applicable legal requirements. Repurchased shares will be held as treasury stock and will be available for general corporate purposes. The repurchases may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. These factors may also affect the timing and amount of share repurchases. The Company is not obligated to repurchase any particular number of shares or any shares in any specific time period.

During the year ended December 31, 2022, the Company repurchased 1,298,762 shares of its common stock outstanding at an average price of $12.03 for a total of $15.6 million pursuant to the stock repurchase program. This program has no expiration date and has 1,553,488 shares yet to be repurchased as of December 31, 2022.

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

NOTE 16 - EARNINGS PER SHARE

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

	For the Year ended December 31,

	2022	2021

	(Income In thousands)
Net income (loss) applicable to common shares	$2,396	$(36,342)

Shares
Average number of common shares outstanding (1)	28,310,389	13,206,308
Less: Average unallocated ESOP shares	2,144,548	1,035,258
Average number of common shares outstanding used to calculate basic earnings per common share	26,165,841	12,171,050
Common stock equivalents	105,023	—
Average number of common shares outstanding used to calculate diluted earnings per common share	26,270,864	12,171,050

Earnings per common share
Basic	$0.09	$(2.99)
Diluted	$0.09	$(2.99)
(1) For December 31, 2021, the average number of common shares outstanding was calculated using zero shares outstanding prior to the conversion on July 15, 2021.

Excluded from the earnings per share calculation are anti-dilutive equity awards for the year ended December 31, 2022 totaling 159,000. There were no securities or other contracts that had a dilutive effect during the year ended December 31, 2021.

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

NOTE 17 – REGULATORY CAPITAL REQUIREMENTS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines, and additionally for the Bank, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off balance sheet items calculated under regulatory accounting practices. Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Company. The Bank has not paid dividends to the Company in the past. Capital amounts and classifications are also subject to qualitative judgements by regulators. Failure to meet capital requirements can initiate regulatory action. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. As of December 31, 2022, the Bank meets all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2022 and 2021, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The following table presents the regulatory capital, assets and risk based capital (common equity Tier 1, Tier 1 and Total capital) ratios for the Bank at December 31, 2022 and 2021 (in thousands, other than ratios):

	Bank Actual		Minimum Capital Adequacy		Minimum Capital Adequacy With Capital Buffer		For Classification as Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2022
Common equity tier 1	$298,132	20.85%	$64,348	4.50%	$100,097	7.00%	$92,947	6.50%
Tier 1 capital	298,132	20.85%	85,797	6.00%	121,546	8.50%	114,396	8.00%
Total capital	313,221	21.90%	114,396	8.00%	150,145	10.50%	142,995	10.00%
Tier 1 (leverage) capital	298,132	14.61%	81,611	4.00%	N/A	N/A	102,013	5.00%

December 31, 2021
Common equity tier 1	$293,349	25.74%	$51,292	4.50%	$79,787	7.00%	$74,088	6.50%
Tier 1 capital	293,349	25.74%	68,389	6.00%	96,885	8.50%	91,186	8.00%
Total capital	307,624	26.99%	91,186	8.00%	119,681	10.50%	113,982	10.00%
Tier 1 (leverage) capital	293,349	15.00%	78,201	4.00%	N/A	N/A	97,752	5.00%

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

NOTE 18 - CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

The condensed financial statements of Blue Foundry Bancorp (parent company only) are presented below:

Condensed Statements of Financial Condition
	At December 31,
	2022	2021
	(In thousands)
Assets:
Cash and cash equivalents	$98,494	$114,331
Investment in banking subsidiary	274,211	293,414
ESOP loan receivable	21,222	21,837
Other investments	157	—
Other assets	1,101	245
Total Assets	$395,185	$429,827
Liabilities and Stockholders’ Equity:
Total liabilities	$1,467	$356
Total stockholders’ equity	393,718	429,471
Total Liabilities and Stockholders’ Equity	$395,185	$429,827

Condensed Statements of Comprehensive Loss
	Year Ended December 31,
	2022	2021
	(In thousands)
Income:
Interest on ESOP loan receivable	$710	$343
Other income	19	23
Total income	729	366
Expenses:
Contribution to Blue Foundry Charitable Foundation	—	9,000
Other expenses	2,384	719
Total expenses	2,384	9,719
Loss before income tax benefit	(1,655)	(9,353)
Income tax benefit	(41)	(59)
Loss before undistributed earnings of subsidiary	(1,614)	(9,294)
Equity in undistributed earnings of banking subsidiary	4,010	(27,048)
Net income (loss)	$2,396	$(36,342)

Comprehensive income (loss):
Net income (loss)	$2,396	$(36,342)
Other comprehensive (loss) income	(24,347)	659
Comprehensive loss	$(21,951)	$(35,683)

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

Condensed Statements of Cash Flows
	Twelve Months Ended December 31,
	2022	2021
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$2,396	$(36,342)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(4,010)	27,048
Issuance of common shares donated to Blue Foundry Charitable Foundation	—	7,500
ESOP and stock-based compensation expense	682	361
Increase in other assets	(863)	(82)
Increase in other liabilities	842	237
Net cash used by operating activities	(953)	(1,278)

Cash flows from investing activities:
Capital contribution to banking subsidiary	—	(136,481)
Purchase of other investments	(150)	—
Loan to ESOP	—	(22,818)
Repayment of ESOP loan	615	981
Net cash provided by (used in) investing activities	465	(158,318)

Cash flows from financing activities:
Purchase of treasury stock	(15,349)	—
Proceeds from issuance of common shares		273,598
Net cash (used in) provided by financing activities	(15,349)	273,598
Net (decrease) increase in cash and cash equivalents	(15,837)	114,002
Cash and cash equivalents at beginning of year	114,331	329
Cash and cash equivalents at end of year	$98,494	$114,331

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

NOTE 19 - SUBSEQUENT EVENTS

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

Stock Repurchase Program
On July 20, 2022, the Company adopted a program to repurchase up to 2,852,250 shares, or 10%, of its outstanding common stock. As of March 28, 2023, 2,037,579 shares totaling $23.7 million had been acquired under the repurchase plan at an average price per share of $11.61.

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

(b) Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management, including our Principal Executive Officer and Principal Financial Officer, concluded that our internal control over financial reporting was effective and met the criteria of the “Internal Control — Integrated Framework (2013)” as of December 31, 2022.

(c) Attestation Report of the Registered Public Accounting Firm

Not applicable because the Company is an emerging growth company.

(d) Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the Proxy Statement for the Company’s 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the Company’s fiscal year end.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Proxy Statement for the Company’s 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the Company’s fiscal year end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the Proxy Statement for the Company’s 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the Company’s fiscal year end.

Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information as of December 31, 2022 regarding equity compensation plans categorized by those plans that have been approved by the Company's stockholders. There are no plans that have not been approved by the Company's stockholders.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options and rights (1)	Weighted Average Exercise Price (2)	Number of Securities Remaining Available for Issuance Under Plan (3)
2022 Equity Incentive Plan	2,591,063	$11.65	1,102,606
Total	2,591,063	$11.65	1,102,606

(1)    Consists of outstanding stock options to purchase 2,591,063 shares of common stock granted under the Company’s stock-based compensation plans.
(2)    Represents the weighted average exercise price of stock options granted in 2022.
(3)    Represents the number of available shares that may be granted as stock options and other stock awards under the Company’s stock-based compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the Proxy Statement for the Company’s 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the Company’s fiscal year end.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our independent registered public accounting firm is KPMG LLP, Short Hills, New Jersey, Auditor Firm ID: 185.
The information required by this item is incorporated herein by reference to the Proxy Statement for the Company’s 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the Company’s fiscal year end.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are either filed as part of this report or are incorporated herein by reference:

(a)(1) Financial Statements
The following financial statements are included under Part II, Item 8 of this report:
1. Report of Independent Registered Public Accounting Firm.
2. Consolidated Statements of Financial Condition as of December 31, 2022 and 2021.
3. Consolidated Statements of Operations for the Fiscal Years Ended December 31, 2022 and 2021.
4. Consolidated Statements of Comprehensive Loss for the Fiscal Years ended December 31, 2022 and 2021.
5. Consolidated Statements of Changes in Shareholders’ Equity for the Fiscal Years Ended December 31, 2022 and 2021.
6. Consolidated Statements of Cash Flows for the Fiscal Years Ended December 31, 2022 and 2021.
7. Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules
No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.

(a)(3) Exhibits

3.1	Certificate of Incorporation of Blue Foundry Bancorp (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-254079)
3.2	Bylaws of Blue Foundry Bancorp (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-254079)
4	Form of Common Stock Certificate of Blue Foundry Bancorp (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-254079)
4.2	Description of Blue Foundry Bancorp’s Securities (Incorporated by reference to the Registrant’s Annual Report om Form 10-K dated December 31, 2021 (File No. 001-40619)
10.1	Employment agreement between Blue Foundry Bank and James Nesci
10.2	Blue Foundry Bank Executive Deferred Compensation Agreement for James Nesci
10.3	Change in Control Agreement between Blue Foundry Bank and Kelly Anne Pecoraro
10.4	Change in Control Agreement between Blue Foundry Bank and Elizabeth Miller
10.5	Change in Control Agreement between Blue Foundry Bank and Jason Goldberg
10.6	Blue Foundry Bank Restated Director Retirement Plan for Kenneth Grimblas
10.7	Amendment to the Blue Foundry Bank Restated Director Retirement Plan for Kenneth Grimblas
10.8	Blue Foundry Bank Restated Director Retirement Plan for J. Christopher Ely
10.9	Amendment to the Blue Foundry Bank Restated Director Retirement Plan for J. Christopher Ely
10.10	Blue Foundry Bank Director Retirement Plan II
10.11	Amendment to the Blue Foundry Bank Director Retirement Plan II
10.12	Blue Foundry Bancorp 2022 Equity Incentive Plan (Incorporated by reference to Appendix A to the Proxy Statement for the 2022 Annual Meeting of Stockholders (File No. 001-40619))
21	Subsidiaries of Blue Foundry Bancorp (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-254079)
23.1	Consent of KPMG LLP (Independent Registered Public Accounting Firm)
23.2	Consent of Crowe LLP (Independent Registered Public Accounting Firm)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from the Company’s Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Financial Condition; (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE FOUNDRY BANCORP

Dated:	March 30, 2023	By:	/s/ James D. Nesci
James D. Nesci
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

By:	/s/ James D. Nesci	By:	/s/ Kelly Pecoraro
	James D. Nesci		Kelly Pecoraro
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial Officer)
Dated:	March 30, 2023	Dated:	March 30, 2023

By:	/s/ Patrick H. Kinzler	By:	/s/ J. Christopher Ely
	Director		Director
Dated:	March 30, 2023	Dated:	March 30, 2023

By:	/s/ Robert T. Goldstein	By:	/s/ Kenneth Grimbilas
	Director		Director
Dated:	March 30, 2023	Dated:	March 30, 2023

By:	/s/ Jonathan M. Shaw	By:	/s/ Margaret Letsche
	Director		Director
Dated:	March 30, 2023	Dated:	March 30, 2023

By:	/s/ Mirella Lang	By:	/s/ Elizabeth Varki Jobes, Esq.
	Director		Director
Dated:	March 30, 2023	Dated:	March 30, 2023