Form 10-Q
period 2023-03-31
Blue Foundry Bancorp
filed 2023-05-12
CIK 1846017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

As of May 8, 2023 there were 28,522,500 shares issued and 26,442,211 shares outstanding of the Registrant’s Common Stock, par value $0.01 per share.

BLUE FOUNDRY BANCORP
FORM 10-Q

Part I Financial Information
ITEM 1. FINANCIAL STATEMENTS
BLUE FOUNDRY BANCORP
Consolidated Balance Sheets

	March 31, 2023	December 31, 2022
	(Unaudited)	(Audited)
	(In thousands)
ASSETS
Cash and cash equivalents	$57,621	$41,182
Securities available-for-sale, at fair value	309,083	314,248
Securities held-to-maturity, net (fair value of $29,379 at March 31, 2023 and $29,115 at December 31, 2022, and allowance for credit losses of $187 at March 31, 2023 and $0 at December 31, 2022)	33,472	33,705
Other investments	21,070	16,069
Loans held for sale	2,552	—
Loans receivable, net of allowance for credit losses of $14,153 at March 31, 2023 and $13,400 at December 31, 2022	1,571,907	1,531,727
Interest and dividends receivable	7,375	6,893
Premises and equipment, net	30,839	29,825
Right-of-use assets	26,320	25,906
Bank owned life insurance	21,688	21,576
Other assets	19,128	22,207
Total assets	$2,101,055	$2,043,338
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	$1,244,581	$1,288,862
Advances from the Federal Home Loan Bank	422,500	310,500
Advances by borrowers for taxes and insurance	9,695	9,302
Lease liabilities	27,799	27,324
Other liabilities	10,787	13,632
Total liabilities	1,715,362	1,649,620
Shareholders’ equity
Preferred stock, $0.01 par value, 10,000,000 authorized: none issued	—	—
Common stock $0.01 par value; 70,000,000 shares authorized; 28,522,500 shares issued at March 31, 2023 and December 31, 2022; 27,385,482 and 27,523,219 shares outstanding at March 31, 2023 and December 31, 2022, respectively.	285	285
Additional paid-in capital	271,507	279,454
Retained earnings	170,528	171,763
Treasury stock, at cost: 1,137,018 and 999,281 shares at March 31, 2023 and December 31, 2022, respectively.	(12,737)	(12,072)
Unallocated common shares held by Employee Stock Ownership Plan	(20,764)	(20,993)
Accumulated other comprehensive loss	(23,126)	(24,719)
Total shareholders’ equity	385,693	393,718
Total liabilities and shareholders’ equity	$2,101,055	$2,043,338

See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(Dollars in thousands)
Interest and dividend income:
Loans	$15,569	$11,656
Taxable investment income	3,152	1,817
Non-taxable investment income	111	121
Total interest income	18,832	13,594
Interest expense:
Deposits	4,154	882
Borrowed funds	2,737	773
Total interest expense	6,891	1,655
Net interest income	11,941	11,939
Release of provision for credit losses	(23)	(952)
Net interest income after provision for credit losses	11,964	12,891
Non-interest income:
Fees and service charges	262	800
Gain on sale of loans	135	—
Other income	87	127
Total non-interest income	484	927
Non-interest expense:
Compensation and benefits	7,847	7,060
Occupancy and equipment	1,982	1,881
Data processing	1,601	1,478
Advertising	72	519
Professional services	980	1,291
Release of provision for commitments and letters of credit	—	(170)
Federal deposit insurance premiums	105	78
Other expense	1,070	1,079
Total non-interest expenses	13,657	13,216
(Loss) income before income tax expense	(1,209)	602
Income tax expense	—	49
Net (loss) income	$(1,209)	$553
Basic (loss) earnings per share	$(0.05)	$0.02
Diluted (loss) earnings per share	$(0.05)	$0.02
Weighted average shares outstanding - basic	25,374,653	26,343,508
Weighted average shares outstanding - diluted	25,374,653	26,343,508

See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Net (loss) income	$(1,209)	$553
Other comprehensive income (loss), net of tax (1):
Unrealized gain (loss) on securities available-for-sale:
Unrealized gain (loss) arising during the period	4,039	(15,739)
	4,039	(15,739)
Unrealized (loss) gain on cash flow hedge:
Unrealized (loss) gain arising during the period	(1,440)	5,237
Reclassification adjustment for (gain) loss included in net income	(1,004)	322
	(2,444)	5,559
Post-Retirement plans:
Reclassification adjustment for amortization of:
Net actuarial (gain) loss	(2)	48
	(2)	48

Total other comprehensive income (loss), net of tax (1):	1,593	(10,132)
Comprehensive income (loss)	$384	$(9,579)
(1) Includes deferred tax valuation allowance

See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP
Consolidated Statements of Changes in Shareholders’ Equity
Three months ended March 31, 2022 and 2023
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Unallocated Common Stock Held by ESOP	Total Shareholders’ Equity
	Shares	Par Value
	(In thousands, except share data)
Balance at December 31, 2021	28,522,500	$285	$282,006	$169,457	$—	$(372)	$(21,905)	$429,471
Net income	—	—	—	553	—	—	—	553
Other comprehensive loss	—	—	—	—	—	(10,132)	—	(10,132)
ESOP shares committed to be released (22,818 shares)	—	—	94	—	—	—	228	322
Balance at March 31, 2022	28,522,500	$285	$282,100	$170,010	$—	$(10,504)	$(21,677)	$420,214

Balance at December 31, 2022	27,523,219	$285	$279,454	$171,763	$(12,072)	$(24,719)	$(20,993)	$393,718
Cumulative effect of adopting ASU No. 2016-13	—	—	—	(18)	—	—	—	(18)
Cumulative effect of adopting ASU No. 2022-02	—	—	—	(8)	—	—	—	(8)
Balance at January 1, 2023	27,523,219	285	279,454	171,737	(12,072)	(24,719)	(20,993)	393,692
Net loss	—	—	—	(1,209)	—	—	—	(1,209)
Other comprehensive income	—	—	—	—	—	1,593	—	1,593
Purchase of Treasury stock	(870,517)	—	—	—	(9,322)	—	—	(9,322)
Treasury stock allocated to restricted stock plan	732,780	—	(8,657)	—	8,657	—	—	—
Compensation cost for stock options and restricted stock	—	—	676	—		—	—	676
ESOP shares committed to be released (22,818 shares)	—	—	34	—	—	—	229	263
Balance at March 31, 2023	27,385,482	$285	$271,507	$170,528	$(12,737)	$(23,126)	$(20,764)	$385,693

See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Cash flows from operating activities
Net (loss) income	$(1,209)	$553
Adjustments to reconcile net (loss) income to net cash (used in) operating activities:
Depreciation and amortization of premises and equipment	663	633
Change in right-of-use asset	693	646
(Accretion) amortization of:
Deferred loan fees, costs, and discounts, net	(138)	(131)
Premiums and discounts on securities	245	299
Change in deferred taxes	—	49
Release of provision for credit losses	(23)	(952)
Proceeds from sales of loans held for sale	2,267	—
Gains on sale of loans, net	(135)	—
Origination of loans held for sale	(4,684)	—
Increase in bank owned life insurance cash surrender value	(112)	(114)
ESOP and stock-based compensation expense	939	322
Increase in interest and dividends receivable	(482)	(408)
Decrease in other assets	1,058	219
Decrease in other liabilities	(2,872)	(868)
Change in lease liability	(632)	(614)
Net cash used in operating activities	(4,422)	(366)

Cash flows from investing activities
Net originations of loans receivable	(33,995)	(8,716)
Purchases of residential mortgage loans	(6,804)	(45,039)
Purchases of securities available-for-sale	—	(80,039)
Purchases of securities held-to-maturity	—	(6,600)
Principal payments and maturities on securities available-for-sale	9,005	13,272
Purchase of Federal Home Loan Bank stock	(21,870)	—
Redemption of Federal Home Loan Bank stock	16,830	—
Proceeds from bank owned life insurance	582	—
Purchases of premises and equipment	(1,677)	(636)
Net cash used in investing activities	(37,929)	(127,758)

Cash flows from financing activities
Net (decrease) increase in deposits	(44,281)	35,983
Proceeds from advances from Federal Home Loan Bank	700,000	109,000
Repayments of advances from Federal Home Loan Bank	(588,000)	(109,000)
Net increase in advances by borrowers for taxes and insurance	393	257
Purchase of treasury stock	(9,322)	—
Net cash provided by financing activities	58,790	36,240
Net increase (decrease) in cash and cash equivalents	16,439	(91,884)
Cash and cash equivalents at beginning of period	41,182	193,446
Cash and cash equivalents at end of period	$57,621	$101,562

See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$7,196	$1,652
Income taxes	13	—
Supplemental noncash disclosures
Lease liabilities arising from obtaining right-of-use assets	1,107	—

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
Basis of Financial Statement Presentation: The consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles. Certain information and note disclosures usually included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for the preparation of the Quarterly Reports on Form 10-Q and with Regulation S-X. The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the consolidated balance sheets and the consolidated statements of income for the periods presented. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheets and revenues and expenses for the period. Actual results could differ from those estimates. Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net income or shareholders’ equity. The results of operations and other data presented for the three months ended March 31, 2023 are not necessarily indicative of the results of operations that may be expected for subsequent periods or the full year results. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed on March 30, 2023.
The accounting policies of the Company conform to U.S. GAAP and to general practice within the financial services industry. A discussion of these policies can be found in Note 1, Summary of Significant Accounting Policies, included in the Company’s 2022 Annual Report on Form 10-K. Except for the below, there have been no changes to the Company’s significant accounting policies since December 31, 2022.
Adoption of New Accounting Standards: The Company adopted Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments,” which replaces the incurred loss model for loans and other financial assets with an expected loss model and is referred to as the current expected credit loss (“CECL”) model. The Company adopted ASU 2016-13 using the modified retrospective method for all financial assets measured at amortized cost and off-balance-sheet credit exposures. The adoption of the new standard resulted in the Company recording an increase in the allowances for credit losses of $18 thousand, comprised of an increase of $660 thousand on loans, establishing a $170 thousand reserve on held-to-maturity securities and a reversal in the reserve liability for commitments and letters of credit of $811 thousand. There was no allowance for credit losses required on available-for-sale securities. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loans receivable and held-to maturity debt securities. It also applies to off-balance-sheet credit exposures (loan commitments, standby letters of credit, financial guarantees and other similar instruments) and net investments in certain leases recognized by a lessor. In addition, the amendments in ASU 2016-13 require credit losses on available-for-sale securities to be presented as a valuation allowance rather than a direct write-down on the basis of the securities. Results for reporting periods beginning after January 1, 2023, are presented under CECL, while prior period amounts continue to be presented under previously-applied U.S. GAAP.

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Loans
Under the CECL model, the allowance for credit losses on financial assets is a valuation allowance estimated at each balance sheet date in accordance with U.S. GAAP, and is deducted from the financial assets’ amortized cost basis to present the net amount expected to be collected on the financial assets.
The Company estimates the allowance for credit losses on loans based on the underlying assets’ amortized cost basis, which is the amount at which the financing receivable is originated or acquired, adjusted for applicable accretion or amortization of premium, discount, net deferred fees or costs, collection of cash, and charge-offs. In the event that collection of principal becomes uncertain, the Company has policies in place to write-off accrued interest receivable by reversing interest income in a timely manner. Therefore, the Company has made a policy election to exclude accrued interest from the amortized cost basis and therefore excludes it from the measurement of the allowance for credit loss.
Changes in expected credit losses are reflected through a charge to credit loss expense. The Company’s estimate of the allowance for credit loss reflects losses expected over the remaining contractual life of the assets. When the Company deems all or a portion of a financial asset to be uncollectible, the appropriate amount is written off and the allowance for credit losses is reduced by the same amount. The Company applies judgment to determine when a financial asset is deemed uncollectible. When available information confirms that specific loans, securities, other assets, or portions thereof, are uncollectible, these amounts are charged-off against the allowance for credit losses. Subsequent recoveries, if any, are credited to the allowance for credit losses when received.
The Company measures expected credit losses of financial assets on a collective portfolio segment basis when the financial assets share similar risk characteristics. The Company measures expected credit losses using discounted cash flows (“DCF”) models at the portfolio segment level, whereby the total shortfall in comparing the portfolio segment DCFs to the amortized cost basis reflects management’s estimate of expected credit losses.
Our CECL models for loans includes the following major items:
–a historical loss period, which represents a full economic credit cycle utilizing loss experience including peer bank historical loss data, to calculate probabilities of default at the portfolio segment level;
–macroeconomic variable forecasts, including the national housing price index, unemployment and gross domestic product, to adjust probabilities of default over a reasonable and supportable forecast period of one year, based on managements current review of the reliability of extended forecasts;
–a reversion period of one year to adjust probabilities of default (after the reasonable and supportable forecast period) to historical means using a straight-line approach;
–a risk index that measures loss given defaults as a function of probabilities of default at the portfolio segment level;
–expected prepayment rates based on our historical experience and benchmark assumptions where internal data is limited; and
–incorporation of qualitative factors not captured within the modeled results.
For collateral dependent financial assets where the Company has determined that foreclosure of the collateral is probable and where the borrower is experiencing financial difficulty, the allowance for credit loss is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date. Fair value is calculated based on the value of the underlying collateral less an appraisal discount, and the estimated cost to sell.
Off-Balance-Sheet Exposures
The Company records changes in the allowance for credit losses on off-balance-sheet credit exposures through a charge to provision for credit losses. The allowance for credit loss on off-balance-sheet credit exposures is estimated by portfolio segment at each balance sheet date under the CECL model using the same methodologies as portfolio loans, taking into consideration management’s assumption of the likelihood that funding will occur, and is included in other liabilities on the Company’s consolidated balance sheets.

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Securities
For securities available-for-sale, ASU 2016-13 eliminates the concept of other-than-temporary impairment and instead requires entities to determine if impairment is related to credit loss or non-credit loss. In making the assessment of whether a loss is from credit or other factors, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and adverse conditions related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows is less than the amortized cost basis, a credit loss exists and an allowance is created, limited by the amount that the fair value is less than the amortized cost basis.
The allowance for credit losses on held-to-maturity debt securities is initially recognized upon acquisition of the securities, and subsequently remeasured on a recurring basis. Expected credit losses on held-to-maturity debt securities through the life of the financial instrument are estimated and recognized as an allowance for credit losses on the balance sheet with a corresponding adjustment to current earnings. Subsequent favorable or unfavorable changes in expected cash flow will first decrease or increase the allowance for credit losses.
Management measures expected credit losses on held-to-maturity securities on a collective basis by major security type. The held-to-maturity portfolio is classified into the following major security types: corporate bonds and asset-backed securities.
At each reporting period, the Company evaluates whether the securities in a segment continue to exhibit similar risk characteristics as the other securities in the segment. If the risk characteristics of a security change, such that they are no longer similar to other securities in the segment, the Company will evaluate the security with a different segment that shares more similar risk characteristics.
The Company has a non-accrual policy that results in a timely reversal of interest receivable, therefore the Company made the election to exclude accrued interest receivable on securities from the estimate of credit losses.
In addition, the Company adopted ASU No. 2022-02, “Financial Instruments - Credit Losses (“ASU 2022-02”): Troubled Debt Restructurings (“TDR”) and Vintage Disclosures.” The amendments in this ASU were issued to (1) eliminate accounting guidance for TDRs by creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty; (2) require disclosures of current period gross write-offs by year of origination for financing receivables and net investments in leases. The amendments in this ASU were applied on a modified retrospective basis to recognize any change in the allowance for credit losses that had been recognized for receivables previously modified (or reasonably expected to be modified) in a TDR. This election resulted in a cumulative-effect adjustment to retained earnings as of January 1, 2023 of $8 thousand.
Accounting Standards Not Yet Adopted: As an “emerging growth company” as defined in Title 1 of the Jumpstart Our Business Startups (“JOBS”) Act prior to December 31, 2019, the Company elected to use the extended transition period to delay the adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements were made applicable to private companies.
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (“ASU 2020-04”): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts and hedging relationships, subject to meeting certain criteria, that reference the London Inter-Bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance was effective for all entities as of March 12, 2020 through December 31, 2022. However, in December 2022, the FASB issued ASU 2022-06, deferring the sunset date to December 31, 2024. The Company has evaluated the regulatory requirements to cease the use of LIBOR and has put in place systems and capabilities for this purpose. The adoption is not expected to have a material impact on the Company’s consolidated financial statements.

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SECURITIES
The amortized cost of securities available-for-sale and their estimated fair values at March 31, 2023 and December 31, 2022 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
March 31, 2023
Available-for-sale
U.S. Treasury Note	$46,936	$—	$(2,641)	$44,295
Corporate Bonds	81,667	2	(5,147)	76,522
U.S. Government agency obligations	15,792	—	(881)	14,911
Obligations issued by U.S. states and their political subdivisions	16,512	114	(247)	16,379
Mortgage-backed securities:
Residential one-to-four family	161,428	—	(22,110)	139,318
Multifamily	14,368	—	(906)	13,462
Asset-backed securities	4,524	—	(328)	4,196
Total available-for-sale	$341,227	$116	$(32,260)	$309,083

December 31, 2022
Available-for-sale
U.S. Treasury Note	$46,937	$—	$(3,178)	$43,759
Corporate Bonds	81,725	4	(5,431)	76,298
U.S. Government agency obligations	16,367	—	(944)	15,423
Obligations issued by U.S. states and their political subdivisions	16,559	49	(340)	16,268
Mortgage-backed securities:
Residential one-to-four family	164,843	—	(24,657)	140,186
Multifamily	19,475	—	(1,317)	18,158
Asset-backed securities	4,525	—	(369)	4,156
Total available-for-sale	$350,431	$53	$(36,236)	$314,248

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost of securities held-to-maturity, allowance for credit losses and their estimated fair values at March 31, 2023 and December 31, 2022, are as follows:

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
	(In thousands)
March 31, 2023
Held-to-maturity
Corporate bonds	$18,600	$—	$(2,365)	$16,235
Asset-backed securities	15,059	—	(1,915)	13,144
Total held-to-maturity	$33,659	$—	$(4,280)	$29,379

December 31, 2022
Held-to-maturity
Corporate bonds	$18,600	$—	$(2,281)	$16,319
Asset-backed securities	15,105	—	(2,309)	12,796
Total Held-to-maturity	$33,705	$—	$(4,590)	$29,115
At March 31, 2023, the allowance for credit losses on securities held-to-maturity totaled $187 thousand and related to the corporate bonds. The asset-backed securities are both in a AAA tranche determined by a third party. No loss is expected on these securities.
There were no sales or calls of available-for-sale securities for the three months ended March 31, 2023 and 2022. Securities pledged at both March 31, 2023 and December 31, 2022, had a carrying amount of $4.2 million and were pledged to secure public deposits as needed.
The amortized cost and fair value of debt securities are shown below by contractual maturity. Expected maturities on mortgage and asset-backed securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. Securities not due at a single maturity are shown separately.

	March 31, 2023
	Amortized Cost (1)	Estimated Fair Value
	(In thousands)
Available-for-sale
Due in one year or less	$35,150	$34,433
Due from one year to five years	99,964	95,028
Due from five to ten years	21,989	19,079
Due after ten years	3,804	3,567
Mortgage-backed and asset-backed securities	180,320	156,976
Total	$341,227	$309,083

Held-to-maturity
Due from one year to five years	$6,007	$5,420
Due from five to ten years	27,652	23,959
Total	$33,659	$29,379
(1) Excludes the allowance for credit losses on held-to-maturity securities at March 31, 2023.

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Credit Quality Indicators
Credit ratings are a key measure for estimating the probability of a bond’s default and for monitoring credit quality on an on-going basis. For bonds other than U.S. Treasuries and bonds issued or guaranteed by U.S. government agencies, credit ratings issued by one or more nationally recognized statistical rating organization are considered in conjunction with an assessment by the Company’s management. Investment grade reflects a credit quality of BBB- or above. None of the Company’s securities are on non-accrual status, nor are any past due.
The table below indicates the credit profile of the Company’s debt securities held-to-maturity at amortized cost at March 31, 2023.

	AAA	A1	BBB+	BBB	BBB-	Total
	(In thousands)
Corporate bonds	$—	$—	$1,600	$11,000	$6,000	$18,600
Asset-backed securities	9,053	6,006	—	—	—	15,059
Total held-to-maturity	$9,053	$6,006	$1,600	$11,000	$6,000	$33,659
At March 31, 2023, there was one security with a value of $2.0 million with a BBB rating that had a split rating.
The following tables summarize available-for-sale securities with unrealized losses at March 31, 2023 and December 31, 2022, aggregated by major security type and length of time in a continuous loss position.

	Less than 12 Months		12 Months or More		Total
	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Number of Securities	Unrealized Losses	Estimated Fair Value
	(In thousands)
March 31, 2023
Available-for-sale
U.S. Treasury Note	$—	$—	$(2,641)	$44,295	5	$(2,641)	$44,295
Corporate Bonds	(977)	28,718	(4,170)	43,808	31	(5,147)	72,526
U.S. Government agency obligations	(5)	656	(876)	14,255	4	(881)	14,911
Obligations issued by U.S. states and their political subdivisions	(20)	4,406	(227)	2,878	8	(247)	7,284
Mortgage-backed securities:						—	—
Residential one-to-four family	(1)	54	(22,109)	139,255	48	(22,110)	139,309
Multifamily	(15)	2,298	(891)	11,164	5	(906)	13,462
Asset-backed securities	—	—	(328)	4,197	2	(328)	4,197
Total available-for-sale	$(1,018)	$36,132	$(31,242)	$259,852	103	$(32,260)	$295,984
December 31, 2022
Available-for-sale
U.S. Treasury Note	$(1,342)	$28,670	$(1,836)	$15,089	5	$(3,178)	$43,759
Corporate Bonds	(3,608)	58,509	(1,823)	15,522	31	(5,431)	74,031
U.S. Government agency obligations	(5)	696	(939)	14,727	5	(944)	15,423
Obligations issued by U.S. states and their political subdivisions	(65)	5,641	(275)	1,568	8	(340)	7,209
Mortgage-backed securities:
Residential one-to-four family	(8,273)	60,986	(16,384)	79,189	49	(24,657)	140,175
Multifamily	(1,166)	17,689	(151)	469	5	(1,317)	18,158
Asset-backed securities	—	—	(369)	4,156	2	(369)	4,156
Total available-for-sale	$(14,459)	$172,191	$(21,777)	$130,720	105	$(36,236)	$302,911

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The number of available-for-sale securities in an unrealized loss position at March 31, 2023 totaled 103 compared with 105 at December 31, 2022. Of the available-for-sale securities in an unrealized loss position at March 31, 2023, 62 are comprised of U.S. Government agency obligations, Treasury notes, and mortgage-backed securities. These securities were all issued by U.S. Government-sponsored entities and agencies, which the government has affirmed its commitment to support. There were also eight municipal bonds, 31 investment grade corporate bonds and two asset-backed securities in an unrealized loss position. The securities experienced a decline in fair value, which is attributable to changes in interest rates and liquidity, not credit quality. The Company also does not intend to sell these securities, nor does it foresee being required to sell them before the anticipated recovery or maturity.
The following tables summarizes held-to-maturity securities with unrealized losses at March 31, 2023 and December 31, 2022, aggregated by major security type and length of time in a continuous loss position.

	Less than 12 Months		12 Months or More		Total
	Unrecognized Losses	Estimated Fair Value	Unrecognized Losses	Estimated Fair Value	Number of Securities	Unrecognized Losses	Estimated Fair Value
	(In thousands)
March 31, 2023
Held-to-maturity
Corporate Bonds	(341)	4,658	(2,024)	11,576	9	(2,365)	16,234
Asset-backed securities	—	—	(1,916)	13,145	2	(1,916)	13,145
Total held-to-maturity	$(341)	$4,658	$(3,940)	$24,721	11	$(4,281)	$29,379

December 31, 2022
Held-to-maturity
Corporate Bonds	(1,177)	10,423	(1,104)	5,896	9	(2,281)	16,319
Asset-backed securities	—	—	(2,310)	12,796	2	(2,310)	12,796
Total held-to-maturity	$(1,177)	$10,423	$(3,414)	$18,692	11	$(4,591)	$29,115
The number of held-to-maturity securities in an unrecognized loss position at March 31, 2023 and December 31, 2022 totaled 11. Of the held-to-maturity securities in an unrecognized loss position at March 31, 2023, two are asset-backed securities and nine are investment grade corporate bonds. These securities experienced a decline in fair value, which is attributable to changes in interest rates and liquidity, not credit quality. The Company also does not intend to sell these securities, nor does it foresee being required to sell them before the anticipated recovery or maturity.

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – LOANS RECEIVABLE
The Company adopted ASU 2016-13 on January 1, 2023. All disclosures as of March 31, 2023 are presented in accordance with ASU 2016-13. The Company did not reclassify comparative financial periods and has presented those disclosures under previously-applied U.S. GAAP.
A summary of loans receivable, net at March 31, 2023 and December 31, 2022, is as follows:

March 31, 2023
(In thousands)
Residential one-to-four family	$592,809
Multifamily	695,207
Non-residential	239,844
Construction	28,141
Junior liens	19,644
Commercial and industrial (including PPP) (1)	10,357
Consumer and other	58
Total loans	1,586,060
Allowance for credit losses on loans (2)	(14,153)
Loans receivable, net	$1,571,907

December 31, 2022
(In thousands)
Residential one-to-four family	$594,521
Multifamily	690,278
Non-residential	216,394
Construction	17,990
Junior liens	18,477
Commercial and industrial (including PPP) (1)	4,682
Consumer and other	38
Total gross loans	1,542,380
Deferred fees, costs and premiums and discounts, net	2,747
Total loans	1,545,127
Allowance for loan losses	(13,400)
Loans receivable, net	$1,531,727
(1) At March 31, 2023, and December 31, 2022, Paycheck Protection Program (“PPP”) loans totaled $395 thousand and $477 thousand, respectively, net of unearned deferred fees.
(2) For more information, see Footnote 4 - Allowance for Credit Losses
Loans are recorded at amortized cost, which includes principal balance, net deferred fees or costs, premiums and discounts. The Company elected to exclude accrued interest receivable from amortized cost. Accrued interest receivable is reported separately in the consolidated balance sheets and totaled $5.6 million and $5.3 million at March 31, 2023 and December 31, 2022, respectively. Loan origination fees and certain direct loan origination costs are deferred and the net fee or cost is recognized in interest income as an adjustment of yield. At March 31, 2023, net deferred loan fees are included in loans by respective segment and totaled $2.6 million.
The Company had $2.6 million of loans held-for-sale at March 31, 2023 and no loans held-for-sale at December 31, 2022. Loans held-for-sale are carried at the lower of aggregate cost or estimated fair value. Gains and losses on sales of loans are specifically identified and accounted for in accordance with U.S. GAAP.

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The portfolio classes in the above table have unique risk characteristics with respect to credit quality:
•Payment on multifamily and non-residential mortgages is driven principally by operating results of the managed properties or underlying business and secondarily by the sale or refinance of such properties. Both primary and secondary sources of repayment and the value of the properties in liquidation, may be affected to a greater extent by adverse conditions in the real estate market or the economy in general.
•Properties underlying construction loans often do not generate sufficient cash flows to service debt and thus repayment is subject to the ability of the borrower and, if applicable, guarantors, to complete development or construction of the property and carry the project, often for extended periods of time. As a result, the performance of these loans is contingent upon future events whose probability at the time of origination is uncertain.
•Commercial and industrial (“C&I”) loans include C&I revolving lines of credit, term loans, SBA 7a loans and to a lesser extent, PPP loans. Payments on C&I loans are driven principally by the cash flows of the businesses and secondarily by the sale or refinance of any collateral securing the loans. Both the cash flow and value of the collateral in liquidation may be affected by adverse general economic conditions.
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
Credit Quality Indicators
The Company categorizes loans into risk categories based on relevant information about the quality and realizable value of collateral, if any, and the ability of borrowers to service their debts such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans by credit risk. This analysis is performed whenever a credit is extended, renewed, or modified, or when an observable event occurs indicating a potential decline in credit quality, and no less than annually for large balance loans. The Company used the following definitions for risk ratings for loan classification:
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
Substandard – Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor, or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the repayment and liquidation of the debt. They are characterized by a distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.
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

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the risk category of loans by class of loan and vintage based on the analysis performed as of March 31, 2023:

	Term Loans by Origination Year
	2023	2022	2021	2020	2019	Pre-2019	Revolving Loans	Total
Residential one-to-four family
Pass	$6,646	$101,708	$121,744	$16,046	$19,409	$319,827	$—	$585,380
Substandard	—	—	—	—	—	7,429	—	7,429
Total	6,646	101,708	121,744	16,046	19,409	327,256	—	592,809
Multifamily
Pass	10,279	283,488	161,788	36,050	60,244	142,859	—	694,708
Substandard	—	—	—	—	—	499	—	499
Total	10,279	283,488	161,788	36,050	60,244	143,358	—	695,207
Non-residential
Pass	25,819	121,004	14,953	15,426	5,531	56,053	—	238,786
Special mention	—	—	—	—	—	1,058	—	1,058
Total	25,819	121,004	14,953	15,426	5,531	57,111	—	239,844
Construction
Pass	4,937	11,279	11,809	—	—	116	—	28,141
Total	4,937	11,279	11,809	—	—	116	—	28,141
Junior liens
Pass	1,403	5,199	1,387	396	2,163	9,044	—	19,592
Substandard	—	—	—	—	—	52	—	52
Total	1,403	5,199	1,387	396	2,163	9,096	—	19,644
Commercial and industrial (including PPP)
Pass	6,557	112	3,407	216	—	—	—	10,292
Substandard (1)	—	—	65	—	—	—	—	65
Total	6,557	112	3,472	216	—	—	—	10,357
Consumer and other
Pass	41	—	—	—	—	—	17	58
Total	41	—	—	—	—	—	17	58
Total gross loans	$55,682	$522,790	$315,153	$68,134	$87,347	$536,937	$17	$1,586,060
(1) Balance represents PPP loans which carry the federal guarantee of the SBA.
The following table presents the risk category of loans by class of loans based on the analysis performed as of December 31, 2022:

	Pass	Special Mention	Substandard	Doubtful / Loss	Total
	(In thousands)
Residential one-to-four family	$589,137	$247	$7,870	$—	$597,254
Multifamily	689,277	897	516	—	690,690
Non-residential	214,981	1,080	—	—	216,061
Construction	17,799	—	—	—	17,799
Junior liens	18,579	—	52	—	18,631
Commercial and Industrial (including PPP)	4,653	—	—	—	4,653
Consumer and other	8	—	31	—	39
Total	$1,534,434	$2,224	$8,469	$—	$1,545,127

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Past Due and Non-accrual Loans
The following table presents the recorded investment in past due and current loans by loan portfolio class as of March 31, 2023 and December 31, 2022:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans Receivable
	(In thousands)
March 31, 2023
Residential one-to-four family	$1,718	$65	$6,309	$8,092	$584,717	$592,809
Multifamily	—	—	—	—	695,207	695,207
Non-residential	159	—	—	159	239,685	239,844
Construction	—	—	—	—	28,141	28,141
Junior liens	—	—	52	52	19,592	19,644
Commercial and Industrial (including PPP)	—	—	65	65	10,292	10,357
Consumer and other	—	—	—	—	58	58
Total	$1,877	$65	$6,426	$8,368	$1,577,692	$1,586,060

December 31, 2022
Residential one-to-four family	$—	$845	$6,738	$7,583	$589,671	$597,254
Multifamily	—	—	182	182	690,508	690,690
Non-residential	—	—	—	—	216,061	216,061
Construction	—	—	—	—	17,799	17,799
Junior liens	—	—	52	52	18,579	18,631
Commercial and Industrial (including PPP)	—	—	96	96	4,557	4,653
Consumer and other	—	—	—	—	39	39
Total	$—	$845	$7,068	$7,913	$1,537,214	$1,545,127
The following table presents information on non-accrual loans at March 31, 2023:

	Non-accrual	Interest Income Recognized on Non-accrual Loans	Amortized Cost Basis of Loans >= 90 Day Past Due and Still Accruing	Amortized Cost Basis of Non-accrual Loans Without Related Allowance
	(In thousands)
Residential one-to-four family	$7,572	$—	$—	$7,572
Multifamily	168	—	—	168
Non-residential	—	—	—	—
Construction	—	—	—	—
Commercial and industrial (including PPP)	65	—	—	65
Junior liens	52	—	—	52
Total	$7,857	$—	$—	$7,857

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the recorded investment in non-accrual loans at December 31, 2022:

	Non-accrual	Loans Past Due 90 Days and Still Accruing
	(In thousands)
Residential one-to-four family	$7,498	$—
Multifamily	182	—
Non-residential	—	—
Construction	—	—
Commercial and industrial (including PPP) (1)	35	61
Junior liens	52	—
Total	$7,767	$61
(1) Loans 90 days past due and accruing were comprised of PPP loans which carry the federal guarantee of the SBA.
Impaired Loans
The following table presents, under previously applicable U.S. GAAP, information related to impaired loans by class of loans as of March 31, 2022 and December 31, 2022:

	March 31, 2022			Three Months Ended March 31, 2022
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
	(In thousands)
With no related allowance recorded:
Residential one-to-four family	$7,426	$7,714	$—	$8,769	$111	$111
Multifamily	672	671	—	678	6	4
Non-residential	4,672	4,510	—	4,548	54	49
Junior liens	54	54	—	55	1	1
	12,824	12,949	—	14,050	172	165
With an allowance recorded:
Residential one-to-four family	1,055	1,054	28	1,057	12	8
	1,055	1,054	28	1,057	12	8
Total	$13,879	$14,003	$28	$15,107	$184	$173

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2022
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
With no related allowance recorded:
Residential one-to-four family	$7,368	$7,669	$—
Multifamily	516	516	—
Non-residential	2,834	2,671	—
Junior liens	52	52	—
	10,770	10,908	—
With an allowance recorded:
Residential one-to-four family	743	749	27
	743	749	27
Total	$11,513	$11,657	$27
The recorded investment in loans includes deferred fees, costs and discounts. For purposes of this disclosure, the unpaid principal balance is not reduced for partial charge-offs.
The Company adopted ASU 2022-02 on January 1, 2023. During the three months ended March 31, 2023, there were no loan modifications that met the definition of a modification to a borrower experiencing financial difficulty in accordance with ASU 2022-02. The Company did not reclassify comparative financial periods and has presented those disclosures under previously-applied U.S. GAAP.
The total recorded investment of loans whose terms were modified in TDRs was $5.4 million as of December 31, 2022. The Company allocated $68 thousand of specific reserves to TDR loans as of December 31, 2022. The modification of the terms of TDR loans may have included one or a combination of the following: a reduction of the stated interest rate of the loan, short-term deferral of payment, or an extension of the maturity date.
A TDR loan was considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no TDRs for which there was a payment default within twelve months following the modification during the period ended March 31, 2022. There were no TDRs during the three months ended March 31, 2022. The Company implemented modification programs to provide its borrowers relief from the economic impacts of COVID-19. In accordance with the CARES Act, the Company elected to not apply TDR classification to COVID-19 related loan modifications. Accordingly, these modifications are exempt from TDR classification under U.S. GAAP and were not classified as TDRs. At December 31, 2022, there were no deferrals related to the CARES Act.
The Company had $4.3 million and $4.5 million in consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process at March 31, 2023 and December 31, 2022, respectively.
NOTE 4 – ALLOWANCE FOR CREDIT LOSSES
The Company adopted ASU 2016-13, which requires the measurement of expected credit losses for financial assets measured at amortized cost, including loans and certain off-balance-sheet credit exposures and ASU 2022-02, which eliminates the recognition and measurement guidance of TDRs, so that creditors will apply the same guidance to all modifications when determining whether a modification results in a new receivable or continuation of an existing receivable.. See Note 1 - Summary of Significant Accounting Policies for a description of the adoption of ASU 2016-13 and the Company’s allowance methodology.
Under ASU 2016-13, the Company’s methodology for determining the allowance for credit losses on loans is based upon key assumptions, including the lookback period, historical loss experience, economic forecasts over a reasonable and supportable forecast period, reversion period, prepayments and qualitative adjustments. The allowance is measured on a pool basis when similar risk characteristics exist. Loans that do not share common risk characteristics are evaluated on an individual basis and are excluded from the collective evaluation.

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Allowance for Credit Losses - Loans
The allowance for credit losses is summarized in the following table:

	For the Three Months Ended
	March 31, 2023	March 31, 2022
	(In thousands)
Balance at beginning of period	$13,400	$14,425
Impact of adopting ASU 2016-13 and ASU 2022-02	668	—
Charge-offs	(5)	(10)
Recoveries	1	2
Net charge-offs	(4)	(8)
Provision for (recovery of) credit loss on loans	89	(952)
Balance at end of period	$14,153	$13,465
The following tables presents the activity in the Company’s allowance for credit losses by class of loans based on the most recent analysis performed for the three months ended March 31, 2023, and 2022:

	Balance at December 31, 2022	Impact of adopting ASU 2016-13 and ASU 2022-02	Charge-offs (1)	Recoveries	(Recovery of) Provision for Credit Loss - Loans	Balance at March 31, 2023
	(In thousands)
Residential one-to-four family	$2,264	$(183)	$—	$—	$(25)	$2,056
Multifamily	5,491	2,057	—	—	(357)	7,191
Non-residential	3,357	146	—	—	67	3,570
Construction	1,697	(832)	—	—	325	1,190
Commercial and industrial (including PPP)	47	(23)	—	—	76	100
Junior liens	451	(405)	—	—	—	46
Consumer and other	—	1	(5)	1	3	—
Unallocated	93	(93)	—	—	—	—
Total	$13,400	$668	$(5)	$1	$89	$14,153
(1) Charge-offs relate to overdrafts, which were originated in 2022 or 2023 as it is our policy to charge these off within 60 days of occurrence.

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Balance at December 31, 2021	Charge-offs	Recoveries	(Recovery of) Provision for Loan Loss	Balance at March 31, 2022
	(In thousands)
Residential one-to-four family	$2,822	$—	$—	$(212)	$2,610
Multifamily	5,263	—	—	(487)	4,776
Non-residential	2,846	—	—	619	3,465
Construction	2,678	—	—	(773)	1,905
Commercial and industrial (including PPP)	51	—	—	20	71
Junior liens	636	—	—	(87)	549
Consumer and other	38	(10)	2	(30)	—
Unallocated	91	—	—	(2)	89
Total	$14,425	$(10)	$2	$(952)	$13,465
The following table represents the allocation of allowance for loan losses and the related recorded investment, including deferred fees and costs, in loans by loan portfolio segment, disaggregated based on the impairment methodology at March 31, 2023 and December 31, 2022:

	Loans			Allowance for Credit Losses on Loans
March 31, 2023	Individually Evaluated	Collectively Evaluated	Total	Individually Evaluated	Collectively Evaluated	Total
	(In thousands)
Residential one-to-four family	$6,672	$586,137	$592,809	$—	$2,275	$2,275
Multifamily	168	695,039	695,207	—	6,146	6,146
Non-residential	—	239,844	239,844	—	4,565	4,565
Construction	—	28,141	28,141	—	1,048	1,048
Commercial and industrial (including PPP)	—	10,357	10,357	—	32	32
Junior liens	—	19,644	19,644	—	87	87
Consumer and other	—	58	58	—	—	—
Unallocated	—	—	—	—	—	—
Total	$6,840	$1,579,220	$1,586,060	$—	$14,153	$14,153

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Loans			Allowance for Loan Losses
December 31, 2022	Individually Evaluated	Collectively Evaluated	Total	Individually Evaluated	Collectively Evaluated	Total
	(In thousands)
Residential one-to-four family	$8,418	$588,836	$597,254	$27	$2,237	$2,264
Multifamily	516	690,174	690,690	—	5,491	5,491
Non-residential	2,671	213,390	216,061	—	3,357	3,357
Construction	—	17,799	17,799	—	1,697	1,697
Commercial and industrial (including PPP)	—	4,653	4,653	—	47	47
Junior liens	52	18,579	18,631	—	451	451
Consumer and other	—	39	39	—	—	—
Unallocated	—	—	—	—	93	93
Total	$11,657	$1,533,470	$1,545,127	$27	$13,373	$13,400
Allowance for Credit Losses - Securities
The Company recorded an allowance of credit losses on securities of $170 thousand upon adoption of ASU 2016-13 on January 1, 2023. Prior year disclosures have not been restated. For the three months ended March 31, 2023, the Company recorded provision for credit losses on held-to-maturity securities of $17 thousand. Accrued interest receivable on securities is reported as a component of accrued interest receivable on the consolidated balance sheets and totaled $1.2 million and $1.0 million at March 31, 2023 and December 31, 2022, respectively. The Company made the election to exclude accrued interest receivable from the estimate of credit losses on securities.
Allowance for Credit Losses - Off-Balance-Sheet Exposures
The allowance for credit losses on off-balance-sheet exposures is reported in other liabilities in the consolidated balance sheets. The liability represents an estimate of expected credit losses arising from off-balance-sheet exposures such as letters of credit, guarantees and unfunded loan commitments. The process for measuring lifetime expected credit losses on these exposures is consistent with that for loans as discussed above, but is subject to an additional estimate reflecting the likelihood that funding will occur. No liability is recognized for off-balance-sheet credit exposures that are unconditionally cancellable by the Company. Adjustments to the liability are reported as a component of provision for credit losses.
The Company recorded a decrease in the allowance for credit losses for off-balance-sheet exposures of $811 thousand upon adoption on January 1, 2023. Prior year disclosures have not been restated. At March 31, 2023 and December 31, 2022, the balance of the allowance for credit losses for off-balance-sheet exposures was $748 thousand and $1.7 million, respectively. The Company recorded a recovery of provision for credit loss on off-balance-sheet exposures of $130 thousand for the three months ended March 31, 2023. In the three months ended March 31, 2022, the Company recorded a recovery of provision on unfunded lending commitments of $170 thousand in other non-interest expense.

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – LEASES
The Company leases certain office space, land and equipment under operating leases. These leases have original terms ranging from one year to 40 years. Operating lease liabilities and right-of-use assets are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term.
The Company had the following related to operating leases:

	March 31, 2023	December 31, 2022

	(Dollars in thousands)
Right-of-use assets	$26,320	$25,906
Lease liabilities	27,799	27,324
Weighted average remaining lease term for operating leases	10.9 years	11.3 years
Weighted average discount rate used in the measurement of lease liabilities	2.27%	2.19%
The following table is a summary of the Company’s components of net lease cost for the three months ended March 31, 2023 and 2022. The variable lease cost primarily represents variable payments such as common area maintenance and utilities.

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Operating lease cost	$840	$770
Finance lease cost	4	6
Variable lease cost	57	54
Total lease cost included as a component of occupancy and equipment	$901	$830
The following table presents supplemental cash flow information related to operating leases:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$819	$757
Operating lease liabilities arising from obtaining right-of-use assets (non-cash):
Operating leases	$1,107	$—
Future undiscounted lease payments for operating leases with initial terms of one year or more as of March 31, 2023 are as follows:

Through March 31,	(In thousands)
2024	$3,280
2025	3,197
2026	2,896
2027	2,868
2028	2,762
Thereafter	16,496
Total undiscounted lease payments	31,499
Less: imputed interest	(3,700)
Total	$27,799

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – DEPOSITS
Deposits at March 31, 2023 and December 31, 2022, are summarized as follows:

	March 31, 2023	December 31, 2022
	(In thousands)
Non-interest bearing deposits	$32,518	$37,907
NOW and demand accounts	427,281	410,937
Savings	361,871	423,758
Time deposits	422,911	416,260
Total	$1,244,581	$1,288,862
Money market accounts are included within the NOW and demand accounts and savings captions. Included in time deposits are brokered deposits totaling $75.0 million at March 31, 2023 and December 31, 2022.
Time deposits mature as follows for the years ending December 31:

(In thousands)
Remainder of 2023	$255,965
2024	148,627
2025	10,931
2026	4,348
2027	2,206
2028	834
$422,911
NOTE 7 - STOCK-BASED COMPENSATION
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
At March 31, 2023, the principal balance on the ESOP loan is $21.2 million. There were no contributions to the ESOP during the three months ended March 31, 2023, as loan payments are made annually during the fourth quarter of each year. ESOP shares are committed to be released from unallocated and compensation expense and are recognized over the service period. At March 31, 2023 and December 31, 2022, there were 2,099,256 unallocated shares and 182,544 shares allocated to participants. The fair value of unallocated shares at March 31, 2023 and December 31, 2022 was $20.0 million and $27.0 million, respectively, computed using the closing trading price of the Company’s common stock on each date.

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents ESOP compensation expense for the shares committed to be released from unallocated for the three months ended March 31, 2023 and March 31, 2022.

	Three months ended March 31,
	2023	2022
	(Dollars in thousands)
ESOP compensation expense	$262	$322

Shares committed to be released from unallocated	22,818	22,818
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
Stock options granted under the Equity Plan generally vest in equal installments, over a service period between five and seven years beginning one year from the date of grant. The vesting of the options accelerate upon death, disability or an involuntary termination at or following a change in control. Stock options were granted at an exercise price equal to the fair value of the Company’s common stock on the grant date based on the closing market price and have an expiration period of ten years.
There were no stock options granted during the three months ended March 31, 2023. The fair value of stock options granted during 2022 were estimated utilizing the Black-Scholes option pricing model using the following assumptions: an expected life of 6.9 years, risk-free rate of 3.94%, volatility of 29.41% and a dividend yield of 0.88%. Due to the limited historical information of the Company’s stock, management considered the weighted historical volatility of the Company and similar entities for an appropriate period in determining the volatility rate used in the estimation of fair value. The expected life of the stock option was estimated using the simplified method. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company recognizes compensation expense for the fair values of these awards, which have graded vesting, on a straight-line basis over the requisite service period of the awards. Upon exercise of vested options, management expects to draw on treasury stock as the source for shares.
The following table presents the share-based compensation expense for the three months ended March 31, 2023. There was no share-based compensation expense for the three months ended March 31, 2022.

Three Months Ended March 31, 2023
(In thousands)
Stock option expense	$399
Restricted stock expense	269
Total share-based compensation expense	$668

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the Company’s stock option activity and related information for the three months ended March 31, 2023:

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Outstanding - December 31, 2022	2,591,063	$4.12	$11.65	9.8
Granted	—	—	—	0
Forfeited	(61,000)	4.25	11.69	9.5
Outstanding - March 31, 2023	2,530,063	$4.12	$11.65	9.8
Exercisable - March 31, 2023	—
Expected future expense relating to the non-vested options outstanding as of March 31, 2023 is $9.6 million over a weighted average period of 6.0 years.
On March 6, 2023, the Company granted to employees, under the 2022 Equity Incentive Plan, 372,540 restricted stock awards with a total grant-date fair value of $4.5 million. Of these grants, 12,300 vest one year from the date of grant and 360,240 vest in equal installments over a seven-year period beginning one year from the date of grant. The Company also issued 360,240 performance-based restricted stock awards to its officers with a total grant date fair value of $4.3 million. Vesting of the performance-based restricted stock units will be based on achievement of certain levels of loan growth, deposit growth and net interest margin and will convert to seven-year time vest after the one-year measurement period ending December 31, 2023. At the end of the performance period, the number of actual shares to be awarded may vary between 0% and 100% of target amounts.
The following is a summary of the status of the Company’s restricted shares as of March 31, 2023 and changes therein during the three months ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Outstanding - December 31, 2022	299,481	$11.54
Granted	732,780	12.00
Outstanding - March 31, 2023	1,032,261	$11.87
Expected future expense relating to the non-vested restricted shares outstanding as of March 31, 2023 is $11.7 million over a weighted average period of 6.2 years.
NOTE 8 – DERIVATIVES AND HEDGING ACTIVITIES
The Company utilizes interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements.
Interest rate swaps with notional amounts totaling $209.0 million and $109.0 million at March 31, 2023, and December 31, 2022, respectively, were designated as cash flow hedges of certain Federal Home Loan Bank (“FHLB”) advances and were determined to be highly effective during all periods presented. The Company expects the hedges to remain highly effective during the remaining terms of the swaps.

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Summary information about the interest-rate swaps designated as cash flow hedges as of period-end is as follows:

	March 31, 2023	December 31, 2022
	(Dollars in thousands)
Notional amounts	$209,000	$109,000
Weighted average pay rates	2.53%	1.46%
Weighted average receive rates	4.81%	4.61%
Weighted average maturity (in years)	4.0	4.2

Gross unrealized gain included in other assets	$9,612	$11,091
Gross unrealized loss included in other liabilities	965	—
Unrealized gains (losses), net	$8,647	$11,091
At March 31, 2023, the Company held $9.5 million as cash collateral pledged from the counterparty for these interest-rate swaps and had no securities pledged to the counterparty. At December 31, 2022, the Company held $11.5 million as cash collateral pledged from the counterparty and had no securities pledged to the counterparty.
Interest income or expense recorded on these swap transactions is reported as a component of interest expense on FHLB advances. Interest income during the three months ended March 31, 2023 totaled $1.0 million and interest expense for the three months ended March 31, 2022 totaled $322 thousand. At March 31, 2023, the Company expected $5.4 million of the unrealized gain to be reclassified as a reduction to interest expense during the remainder of 2023.
Cash Flow Hedge
The effect of cash flow hedge accounting on accumulated other comprehensive income for the three months ended March 31, 2023, and March 31, 2022, is as follows:

	Amount of Gain (Loss) Recognized in OCI (Net of Tax) on Derivative (1)	Location of Gain (Loss) Reclassified from OCI into Income/(Expense)	Amount of Gain (Loss) Reclassified from OCI to Income/(Expense)
	(In thousands)
Three months ended March 31, 2023
Interest rate contracts	$(2,444)	Interest Expense	$1,004

Three months ended March 31, 2022
Interest rate contracts	$5,559	Interest Expense	$(322)
(1) Net of tax, adjusted for deferred tax valuation allowance at March 31, 2023 and March 31, 2022.

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated other comprehensive income represents the net unrealized holding gains on securities available-for-sale, derivatives and the funded status of the Company’s post-retirement plans, as of the balance sheet dates, net of the related tax effect.
The following table presents the components of other comprehensive income (loss) both gross and net of tax, inclusive of a deferred tax valuation allowance, for the 2023 and 2022 periods.

	Three Months Ended March 31,
	2023			2022
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect		After Tax
	(In thousands)
Components of Other Comprehensive Income (Loss):
Unrealized gain (loss) on securities available-for-sale:
Unrealized gain (loss) arising during the period	$4,039	$—	$4,039	$(15,788)	$49		$(15,739)
Unrealized (loss) gain on cash flow hedge:
Unrealized (loss) gain arising during the period	(1,440)	—	(1,440)	5,237	—		5,237
Reclassification adjustment for (gain) loss included in net (loss) income	(1,004)	—	(1,004)	322	—		322
Total (loss) gain	(2,444)	—	(2,444)	5,559	—		5,559
Post-Retirement plans:
Reclassification adjustment for amortization of:
Net actuarial (gain) loss	(2)	—	(2)	48	—	48	48
Total other comprehensive income (loss):	$1,593	$—	$1,593	$(10,181)	$49		$(10,132)
The following is a summary of the changes in accumulated other comprehensive income by component, net of tax, inclusive of a deferred tax valuation allowance, for the periods indicated:

	Unrealized Gains and (Losses) on Cash Flow Hedges	Unrealized Gains and (Losses) on Available-for-Sale Securities	Post-Retirement Plans	Total
	(In thousands)
Balance at December 31, 2022	$11,091	$(36,183)	$373	$(24,719)
Other comprehensive income (loss) before reclassification	(1,440)	4,039	—	2,599
Amounts reclassified from accumulated other comprehensive income	(1,004)	—	(2)	(1,006)
Net current period other comprehensive gain (loss)	(2,444)	4,039	(2)	1,593
Balance at March 31, 2023	$8,647	$(32,144)	$371	$(23,126)

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Unrealized Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Total
	(In thousands)
Balance at December 31, 2021	$(246)	$1,091	$(1,217)	$(372)
Other comprehensive income (loss) before reclassification	5,237	(15,739)	—	(10,502)
Amounts reclassified from accumulated other comprehensive income	322	—	48	370
Net current period other comprehensive gain (loss)	5,559	(15,739)	48	(10,132)
Balance at March 31, 2022	$5,313	$(14,648)	$(1,169)	$(10,504)
The following table presents information about amounts reclassified from accumulated other comprehensive income (loss) to the consolidated statements of income for the periods indicated:

Details about Accumulated Other Comprehensive Income Components	Three Months Ended March 31,		Affected Line Item in the Statement Where Net Income is Presented
	2023	2022
	(In thousands)
Losses on cash flow hedges:
Interest rate contracts	1,004	(322)	Interest (expense) income
Amortization of post-retirement plan items:
Net actuarial loss	2	(48)	Compensation and employee benefits
Total tax effect	—	—	Income tax expense
Total reclassification for the period, net of tax	$1,006	$(370)
NOTE 10 – FAIR VALUE OF ASSETS AND LIABILITIES
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

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
Assets Held for Sale: Nonrecurring adjustments to certain non-residential properties classified as assets held for sale are measured at fair value, less costs to sell. Fair values are based on contracts/letters of intent.
The following table summarizes the fair value of assets and liabilities as of March 31, 2023:

		Fair Value Measurements at March 31, 2023, Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Measured on a recurring basis:
Financial assets
Securities available-for-sale:
U.S. Treasury note	$44,295	$44,295	$—	$—
Corporate bonds	76,522	—	76,522	—
U.S. Government agency obligations	14,911	10,227	4,684	—
Obligations issued by U.S. states and their political subdivisions	16,379	—	16,379	—
Mortgage-backed securities:
Residential one-to-four family	139,318	—	139,318	—
Multifamily	13,462	—	13,462	—
Asset-backed securities	4,196	—	4,196	—
Total securities available-for-sale	309,083	54,522	254,561	—
Derivatives	9,612	—	9,612	—
Total financial assets measured on a recurring basis	$318,695	$54,522	$264,173	$—

Financial Liabilities
Derivatives	$965	$—	$965	$—

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the fair value of assets and liabilities as of December 31, 2022:

		Fair Value Measurements at December 31, 2022, Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Measured on a recurring basis:
Financial assets
Securities available-for-sale:
Corporate bonds	$43,759	$43,759	$—	$—
U.S. Government agency obligations	76,298	—	76,298	—
Obligations issued by U.S. states and their political subdivisions	15,423	11,295	4,128	—
Mortgage-backed securities:	16,268	—	16,268	—
Residential one-to-four family
Multifamily	140,186	—	140,186	—
Asset-backed securities	18,158	—	18,158	—
Asset-backed securities	4,156	—	4,156	—
Total securities available-for-sale	314,248	55,054	259,194	—
Derivatives	11,091	—	11,091	—
Total financial assets measured on a recurring basis	325,339	55,054	270,285	—

Financial Liabilities
Derivatives	$—	$—	$—	$—

Measured on a nonrecurring basis:
Nonfinancial assets
Assets held for sale	$917	$—	$917	$—
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

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Federal Home Loan Bank advances: The fair value of borrowings is based on securities dealers’ estimated fair values, when available, or estimated using discounted cash flow analysis. The discount rates used approximate the rates offered for similar borrowings of similar remaining terms.
The following tables present the book value, fair value, and placement in the fair value hierarchy of financial instruments not recorded at fair values in their entirety on a recurring basis on the Company’s consolidated balance sheets at March 31, 2023 and December 31, 2022. The fair value measurements presented are consistent with Topic 820, Fair Value Measurement, in which fair value represents exit price. These tables exclude financial instruments for which the carrying amount approximates fair value. Financial instruments for which the carrying amount approximates fair value include cash and cash equivalents, other investments, non-maturity deposits, overnight borrowings, and accrued interest, which are excluded from the table below.

		Fair Value Measurements at March 31, 2023, Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Book Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Financial assets
Securities held-to-maturity	$33,659	$—	$29,379	$—
Loans, net	1,571,907	—	—	1,361,949

Financial liabilities
Time Deposits	422,911	—	415,944	—
FHLB advances	422,500	—	426,374	—
		Fair Value Measurements at December 31, 2022, Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Book Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Measured on a recurring basis:
Financial assets
Securities held-to-maturity	$33,705	$—	$29,115	$—
Loans, net	1,531,727	—	—	1,332,882

Financial liabilities
Time Deposits	416,260	—	408,904	—
FHLB advances	310,500	—	3,186,988	—

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – REVENUE FROM CONTRACTS WITH CUSTOMERS AND OTHER INCOME
All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income in the statements of income.
The following table presents the Company’s sources of revenue from contracts with customers for the three months ended March 31, 2023 and 2022, respectively.

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Noninterest income
Service charges on deposits	$205	$229
Interchange income	12	8
Total revenue from contracts with customers	$217	$237
Service Charges on Deposit Accounts: The Company earns fees from its deposit customers for transaction-based, account maintenance and, prior to November 1, 2022, overdraft services. Transaction based fees, which include services such as ATM use fees, stop payment charges, statement rendering and ACH fees, are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer’s request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Overdraft fees were recognized at the point in time the overdraft occurred. Service charges on deposits are withdrawn from the customer’s account balance.
Interchange Income: The Company earns interchange fees from debit and credit cardholder transactions conducted through a payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder.
NOTE 12 - EARNINGS PER SHARE
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
Shares held by the Employee Stock Ownership Plan (“ESOP”) that have not been allocated to employees in accordance with the terms of the ESOP, referred to as “unallocated ESOP shares,” are not deemed outstanding for earnings per share calculations.

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended March 31,
	2023	2022
	(Income In thousands)
Net (loss) income applicable to common shares	$(1,209)	$553

Shares
Average number of common shares outstanding	27,462,373	28,522,500
Less: Average unallocated ESOP shares	2,087,720	2,178,992
Average number of common shares outstanding used to calculate basic earnings per common share	25,374,653	26,343,508
Common stock equivalents	—	—
Average number of common shares outstanding used to calculate diluted earnings per common share	25,374,653	26,343,508

Earnings per common share
Basic	$(0.05)	$0.02
Diluted	$(0.05)	$0.02
Excluded from the earnings per share calculation are anti-dilutive equity awards for the three months ended March 31, 2023, totaling 909,804. There were no securities or other contracts that had a dilutive effect for the three months ended March 31, 2022. Due to the Company’s net loss three months ended March 31, 2023, the assumed vesting of outstanding restricted stock units had an antidilutive effect on diluted earnings per share.
NOTE 13 - SUBSEQUENT EVENTS
As defined in FASB ASC 855, “Subsequent Events,” subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued or available to be issued. Financial statements are considered issued when they are widely distributed to stockholders and other financial statement users for general use and reliance in a form and format that complies with U.S. GAAP.
Stock Repurchase Program
On April 19, 2023, the Company adopted a program to repurchase up to 1,335,126 shares, or 5%, of its outstanding common stock commencing upon the completion of the Company’s existing stock repurchase program. As of May 8, 2023, the Company completed the initial stock repurchase plan and has repurchased 260,050 shares under the new repurchase plan.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section is intended to assist in the understanding of the financial performance of the Company and its subsidiary through a discussion of our financial condition as of March 31, 2023, and our results of operations for the three month periods ended March 31, 2023 and 2022. This section should be read in conjunction with the unaudited interim condensed consolidated financial statements and notes thereto of the Company appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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

Forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements: inflation and changes in the interest rate environment that reduce our margins and yields, the fair value of financial instruments or our level of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make; adverse changes in the securities or secondary mortgage markets; changes in monetary or fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; general economic conditions, either nationally or in our market areas, that are worse than expected; changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses; our ability to access cost-effective funding; fluctuations in real estate values and both residential and commercial real estate market conditions; demand for loans and deposits in our market area; our ability to implement and change our business strategies; competition among depository and other financial institutions; changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, capital requirements and insurance premiums; the effects of the recent turmoil in the banking industry (including the failure of three financial institutions); changes in the quality or composition of our loan or investment portfolios; technological changes that may be more difficult or expensive than expected; a failure or breach of our operational or security systems or infrastructure, including cyber-attacks; the inability of third party providers to perform as expected; our ability to manage market risk, credit risk and operational risk in the current economic environment; our ability to enter new markets successfully and capitalize on growth opportunities; our ability to successfully integrate into our operations any assets, liabilities, customers, systems and management personnel we may acquire and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related there to; changes in consumer spending, borrowing and savings habits; changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board; our ability to retain key employees; the ability of the U.S. Government to manage federal debt limits; and changes in the financial condition, results of operations or future prospects of issuers of securities that we own.
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
On January 1, 2023, the Company adopted new accounting guidance, which requires entities to estimate and recognize an allowance for lifetime expected credit losses for loans and other financial assets measured at amortized cost. Previously, an allowance was recognized based on probable and reasonably estimable incurred losses inherent in the loan portfolio at the balance sheet date. See Note 1 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion of the Company’s accounting policies and methodologies for establishing the allowance and the liability for off-balance-sheet commitments beginning in 2023.

The allowance for credit losses is a critical accounting estimate for the following reasons:
•estimates relating to the allowance for credit losses require management to project future loan performance, including cash flows, delinquencies, charge-offs and collateral values, based on a reasonable and supportable forecast period utilizing forward-looking economic scenarios in order to estimate potential credit losses;
•the allowance for credit losses is influenced by factors outside of management’s control such as industry and business trends, geopolitical events and the effects of laws and regulations as well as economic conditions including, but not limited to, interest rates, housing prices, GDP, inflation and unemployment; and
•judgment is required to determine whether the models used to generate the allowance for credit losses produce results that appropriately reflect a current estimate of lifetime expected credit losses.
Because management’s estimates of the allowance for credit losses involve a high degree of judgment, the subjectivity of the assumptions used and the potential for changes in the forecasted economic environment that could result in changes to the amount of the allowance recorded, there is uncertainty inherent in such estimates. Changes in these estimates could significantly impact the allowance and provision for credit losses.
Comparison of Operating Results for the Three Month Periods Ended March 31, 2023 and 2022
General. Net loss was $1.2 million for the three months ended March 31, 2023 compared to a net income of $553 thousand for the three months ended March 31, 2022.
Interest Income. Interest income increased $5.2 million, or 38.5%, to $18.8 million for the three months ended March 31, 2023 from $13.6 million for the three months ended March 31, 2022, driven by an increase of $3.9 million in interest income from loans and $752 thousand from securities. The average balance of loans and securities increased $272.4 million and $8.0 million, respectively, while the average balance of cash decreased $142.2 million. The yield on average interest-earning assets increased 84 basis points to 3.82% for the three months ended March 31, 2023 from 2.98% for the three months ended March 31, 2022.
Interest Expense. Interest expense increased $5.2 million, to $6.9 million for the three months ended March 31, 2023 compared to $1.7 million for the three months ended March 31, 2022, driven by an increase of $3.3 million in interest expense on deposits, coupled with an increase of $2.0 million in interest expense on borrowings. The average balance of interest-bearing deposits and FHLB advances decreased $3.2 million and $174.0 million, respectively. A $41.9 million decrease in the average balances of higher cost time deposits partially offset by an increase of $45.0 million in the average balance of interest-bearing core deposits drove a 106 basis point decrease in the cost of total deposits and a 127 basis point decrease in the cost of funds. The cost of average interest-bearing liabilities increased 129 basis points to 1.77% for the three months ended March 31, 2023 from 0.48% for the three months ended March 31, 2022.
Net Interest Income. For the three months ended March 31, 2023 and 2022, net interest income was $11.9 million. Net interest spread increased 45 basis points to 2.05% and net interest margin increased 20 basis points to 2.42%.
Provision for Credit Losses. The Company adopted the current expected credit loss (“CECL”) methodology for calculating credit losses effective January 1, 2023. The adoption increased the reserve on loans by $660 thousand, decreased the reserve for commitments and letters of credit by $811 thousand, and established a $170 thousand reserve on held-to-maturity securities, resulting in a net decrease of $18 thousand in retained earnings. As of March 31, 2023, the Allowance for Credit Losses (“ACL”) on loans as a percentage of gross loans was 0.89%.
Provisions for credit losses are charged to operations to establish an allowance for the current expected credit losses on our loan portfolio, loan commitments and letters of credits and our held-to-maturity portfolio.
The Company recorded a release of provision for credit losses of $23 thousand for the three months ended March 31, 2023 compared to a release of $952 thousand for the three months ended March 31, 2022. The release of provision for the three month period ended March 31, 2023 was driven by a reduction in commitments at quarter end, partially offset by growth in our commercial loan portfolios.
Total non-performing loans increased by $90 thousand to $7.9 million at March 31, 2023 compared to $7.8 million at December 31, 2022.

Non-interest Income. Non-interest income decreased $443 thousand, or 47.8%, to $484 thousand for the three months ended March 31, 2023 from $927 thousand for the three months ended March 31, 2022. The decrease in non-interest income for the three month period ending March 31, 2023 were primarily related to loan prepayment fee activity, and to a lesser extent the absence of overdraft fees. Prepayment fees decreased $498 thousand to $21 thousand for the three months ended March 31, 2023 from $519 thousand for the three months ended March 31, 2022. Beginning in November 2022, the Company no longer charges overdraft fees; therefore, there were no fees for the three months ended March 31, 2023, while these fees totaled $69 thousand for the three months ended March 31, 2022.
Non-interest Expense. Non-interest expense increased $441 thousand, or 3.3%, to $13.7 million for the three months ended March 31, 2023 from $13.2 million for the three months ended March 31, 2022. For the three months ended March 31, 2023, the increase was driven by higher compensation and benefits expense, partially offset by expense management initiatives across advertising and professional services. Compensation and employee benefits increased $787 thousand primarily due to equity based compensation expense.
Since the adoption of the CECL methodology on January 1, 2023, the provision for commitments and letters of credit is recorded in the provision for credit losses. This expense was previously recorded in non-interest expense. During the first quarter of 2022, the Company recorded a $170 thousand release of its provision for commitments and letters of credit.
Income Tax Expense. The Company’s current tax position reflects the previously established full valuation allowance on its deferred tax assets. The Company did not record a tax benefit for the loss incurred during the current quarter due to the full valuation allowance required on its deferred tax assets. The prior year first quarter effective tax rate of 8.1% was a result of the taxable income produced during the prior year quarter, partially offset by the ability to utilize a portion of the net operating losses that were fully reserved.

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

	Three Months Ended March 31,
	2023			2022
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

	(Dollar in thousands)
Assets:
Loans (1)	$1,553,118	$15,569	4.07%	$1,280,678	$11,656	3.69%
Mortgage-backed securities	179,604	982	2.22%	171,912	722	1.70%
Other investment securities	199,069	1,512	3.08%	198,736	1,020	2.08%
FHLB stock	20,141	308	6.20%	9,942	116	4.73%
Cash and cash equivalents	46,530	461	4.02%	188,706	80	0.17%
Total interest-earning assets	1,998,462	18,832	3.82%	1,849,974	13,594	2.98%
Non-interest earning assets	55,942			77,445
Total assets	$2,054,404			$1,927,419
Liabilities and shareholders' equity:
NOW, savings, and money market deposits	$805,392	2,010	1.01%	$760,369	235	0.13%
Time deposits	416,238	2,144	2.09%	458,109	647	0.57%
Interest-bearing deposits	1,221,630	4,154	1.38%	1,218,478	882	0.29%
FHLB advances	359,511	2,737	3.09%	185,500	773	1.69%
Total interest-bearing liabilities	1,581,141	6,891	1.77%	1,403,978	1,655	0.48%
Non-interest bearing deposits	34,879			42,402
Non-interest bearing other	44,850			48,273
Total liabilities	1,660,870			1,494,653
Total shareholders' equity	393,534			432,766
Total liabilities and shareholders' equity	$2,054,404			$1,927,419
Net interest income		$11,941			$11,939
Net interest rate spread (2)			2.05%			2.50%
Net interest margin (3)			2.42%			2.62%
(1) Average loan balances are net of deferred loan fees and costs, premiums and discounts and includes non-accrual loans.
(2) Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(3) Net interest margin represents net interest income divided by average interest-earning assets.
Comparison of Financial Condition at March 31, 2023 and December 31, 2022
Total Assets. Total assets increased $57.7 million, or 2.8%, to $2.10 billion at March 31, 2023 from $2.04 billion at December 31, 2022.
Cash and cash equivalents. Cash and cash equivalents increased $16.4 million, or 40%, to $57.6 million at March 31, 2023 from $41.2 million at December 31, 2022 as the Company maintained additional cash on hand ahead of anticipated loan closings.
Securities Available-For-Sale. Securities available-for-sale decreased $5.2 million, or 1.6%, to $309.1 million at March 31, 2023 from $314.2 million at December 31, 2022 as amortization and maturities were partially offset by an improvement of $4.0 million in the net unrealized gains/loss position.

Gross Loans. Gross loans held for investment increased $41.1 million, or 2.7%, to $1.58 billion at March 31, 2023 from $1.54 billion at December 31, 2022. Non-residential real estate loans increased $23.5 million, construction and land loans increased $10.2 million, commercial and industrial increased $5.7 million, and multifamily loans increased $4.9 million. Originations totaled $64.6 million, including originations of $26.0 million in non-residential real estate loans, $10.3 million in multifamily loans, and $9.2 million in construction loans. In addition, $6.8 million of conforming residential mortgages in New Jersey were purchased during the period.
The following table presents loans at March 31, 2023 and December 31, 2022 allocated by loan category:

	March 31, 2023	December 31, 2022
	(In thousands)
Residential one-to-four family	$592,809	$594,521
Multifamily	695,207	690,278
Non-residential real estate	239,844	216,394
Construction and land	28,141	17,990
Junior liens	19,644	18,477
Commercial and industrial	10,357	4,682
Consumer and other	58	38
Total loans	1,586,060	1,542,380
Deferred fees, costs, premiums and discounts, net (1)	—	2,747
Total loans	1,586,060	1,545,127
Allowance for credit losses	(14,153)	(13,400)
Loans receivable, net	$1,571,907	$1,531,727
(1) Deferred fees, costs, premiums and discounts, net, at March 31, 2023 are reflected in the respective loan categories as a result of the adoption of ASU 2016-13.
The table below presents the balance of non-performing assets on the dates indicated:

	March 31, 2023	December 31, 2022
	(In thousands)
Residential one-to-four family	$7,572	$7,498
Multifamily	168	182
Commercial and industrial (including PPP)	65	35
Junior liens	52	52
Total non-performing assets	$7,857	$7,767
Other assets. Other assets decreased $3.1 million to $19.1 million at March 31, 2023 from $22.2 million at December 31, 2022, driven by the decrease in fair value of the Company’s interest rate swap agreements. See Note 7, Derivatives and Hedging Activities, of Notes to Consolidated Financial Statements in “Item 1- Financial Statements.”
Total Deposits. Total deposits were $1.24 billion at March 31, 2023. Deposits decreased $44.3 million, or 3.44% from December 31, 2022. Checking and savings accounts decreased $50.9 million, or 5.8%, to $821.7 million at March 31, 2023 from $872.6 million at December 31, 2022. This decrease was offset by a increase in time deposits of $6.7 million, or 1.6%, to $422.9 million at March 31, 2023 from $416.3 million at December 31, 2022. Uninsured deposits to third party customers were $180 million, or 14% of total deposits, at the end of the first quarter.

The following table presents the totals of deposit accounts by account type, at the dates shown below:

	March 31, 2023	December 31, 2022
	(In thousands)
Non-interest bearing deposits	$32,518	$37,907
NOW and demand accounts (1)	427,281	410,937
Savings (1)	361,871	423,758
Core deposits	821,670	872,602

Time deposits	422,911	416,260
Total deposits	$1,244,581	$1,288,862
(1) Money market accounts are included within the NOW and demand accounts and Savings captions.
Borrowings. The Company had $422.5 million of borrowings at March 31, 2023, an increase of $112.0 million, or 36.1% from $310.5 million at December 31, 2022. Our borrowings consisted solely of Federal Home Loan Bank of New York advances. Of that total, $209.0 million are associated with longer-dated swap agreements. See Note 7, Derivatives and Hedging Activities, of Notes to Consolidated Financial Statements in “Item 1- Financial Statements.”
The Company executed $100.0 million of hedges on interest rates with maturities ranging from three to five years. The Company’s hedging program aims to reduce the Company’s sensitivity to interest rate by locking in spread.
Total Shareholders’ Equity. Total Shareholders’ equity decreased by $8.0 million, or 2.0%, to $385.7 million at March 31, 2023 compared to $393.7 million at December 31, 2022. The decrease was primarily driven by a $7.9 million reduction in additional paid in capital due to the repurchase of treasury shares. 871 thousand shares were repurchased at a weighted average cost of $10.71.
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

The Bank is subject to various regulatory capital requirements administered by the New Jersey Department of Banking and Insurance (“NJDOBI”) and the Federal Deposit Insurance Corporation (“FDIC”). At March 31, 2023, the Bank exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines.

	Actual		Minimum Capital Adequacy		For Classification With Capital Buffer		For Classification as Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
March 31, 2023
Common equity tier 1	$298,445	20.35%	$65,995	4.50%	$102,659	7.00%	$95,326	6.50%
Tier 1 capital	298,445	20.35%	87,994	6.00%	124,658	8.50%	117,325	8.00%
Total capital	313,533	21.38%	117,318	8.00%	153,980	10.50%	146,648	10.00%
Tier 1 (leverage) capital	298,445	14.37%	83,087	4.00%	N/A	N/A	103,858	5.00%

December 31, 2022
Common equity tier 1	$298,132	20.85%	$64,348	4.50%	$100,097	7.00%	$92,947	6.50%
Tier 1 capital	298,132	20.85%	85,797	6.00%	121,546	8.50%	114,396	8.00%
Total capital	313,221	21.90%	114,396	8.00%	150,145	10.50%	142,995	10.00%
Tier 1 (leverage) capital	298,132	14.61%	81,611	4.00%	N/A	N/A	102,013	5.00%
At March 31, 2023, we had outstanding commitments to originate loans of $1.8 million and unused lines of credit of $81.6 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2023 totaled $298.2 million. Management expects, based on historical experience, that a deposit relationship will be retained with a substantial portion of certificate holders. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank of New York advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense. Available borrowing capacity at March 31, 2023 was $303.4 million with Federal Home Loan Bank of New York, a $30.0 million line of credit with a correspondent bank and a $2.5 million line of credit with the Federal Reserve Bank of New York. The estimated fair market value of unencumbered securities totaled $334.2 million or 98.7% of the portfolio at March 31, 2023.
We are a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to originate loans, unused lines of credit and standby letters of credit, which involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. Our exposure to credit loss is represented by the contractual amount of the instruments. We use the same credit policies in making commitments that we do for on-balance sheet instruments. Management believes that our current sources of liquidity are more than sufficient to fulfill our obligations as of March 31, 2023 pursuant to off-balance-sheet arrangements and contractual obligations.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Qualitative Analysis. Our most significant form of market risk is interest rate risk because, as a financial institution, the majority of our assets and liabilities are sensitive to changes in interest rates. Therefore, a principal part of our operations is to manage interest rate risk and limit the exposure of our balance sheet and results of operations to changes in market interest rates. Our ALCO/Investment Committee, which consists of members of management, is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the policy and guidelines approved by our board of directors. We currently utilize a modeling program, on a quarterly basis, to evaluate our sensitivity to changing interest rates, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors.

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
The Company has entered into derivative financial instruments to reduce risk associated with interest rate volatility by matching asset maturities and liability maturities. These derivatives had an aggregate notional amount of $209.0 million as of March 31, 2023.
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
Quantitative Analysis. We compute amounts by which the net present value of our cash flow from assets, liabilities and off-balance-sheet items would change in the event of a range of assumed changes in market interest rates. The economic value of equity (“EVE”) analysis estimates the change in the net present value (“NPV”) of assets and liabilities and off-balance-sheet contracts over a range of immediate rate shock interest rate scenarios. This model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value. The model estimates the economic value of each type of asset, liability and off-balance-sheet contract under the assumption that the United States Treasury yield curve increases or decreases instantaneously by 100 to 200 basis points in 100 basis point increments. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100-basis point increase in the “Basis Point Change in Interest Rates” column below.

The following table sets forth, at March 31, 2023, the calculation of the estimated changes to the Bank’s net interest income, at the Bank level, that would result from the specified immediate changes in the United States Treasury yield curve. For purposes of this table, 100 basis points equals 1%.

	Net Interest Income
Change in Interest Rates (basis points)	Amount	Change	Percent
	(Dollars in Thousands)
+200	$49,816	$(4,549)	(8.4)%
+100	52,121	(2,244)	(4.1)
0	54,365	—	—
-100	59,438	5,073	9.3
-200	61,318	6,953	12.8
The following table sets forth, at March 31, 2023, the calculation of the estimated changes in our net portfolio value, at the Bank level, that would result from the specified immediate changes in the United States Treasury yield curve. For purposes of this table, 100 basis points equals 1%.

	EVE
Change in Interest Rates (basis points)	Estimated EVE	Estimated Increase (Decrease)		NPV as a Percent of Portfolio Value of Assets
		Amount	Percent	NPV Ratio	Change
	(Dollars in thousands)
+200	$44,642	$(82,038)	(64.8)%	2.1%	(3.9)
+100	84,982	(41,698)	(32.9)	4.0	(2.0)
0	126,680	—	—	6.0	—
-100	173,187	46,507	36.7	8.2	2.2
-200	217,412	90,732	71.6	10.3	4.3
The tables above indicates that at March 31, 2023, in the event of an instantaneous 100 basis point increase in interest rates, we would experience a 33% decrease in EVE. In the event of an instantaneous 100 basis point decrease in interest rates, we would experience a 37% increase in EVE.
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
ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1.A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed herein and in Part I, “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K, which could materially affect the Company’s business, financial condition, or future operating results. The risks described in this report and in the Annual Report on Form 10-K are not the only risks presently facing the Company. Additional risks and uncertainties not currently known to the Company, or currently deemed to be immaterial, also may materially adversely affect the Company's business, financial condition, and/or operating results. There have been no material changes in risk factors from those identified in the Annual Report on Form 10-K other than as set forth below.
Our stock price may be negatively impacted by unrelated bank failures and negative depositor confidence in depository institutions. Further, if we are unable to adequately manage our liquidity, deposits, capital levels and interest rate risk, which have come under greater scrutiny in light of recent bank failures, it may have a material adverse effect on our financial condition and results of operations.
On March 9, 2023, Silvergate Bank, La Jolla, California, announced its decision to voluntarily liquidate its assets and wind down operations. On March 10, 2023, Silicon Valley Bank, Santa Clara, California, was closed by the California Department of Financial Protection and Innovation (“DFPI”), on March 12, 2023, Signature Bank, New York, New York, was closed by the New York State Department of Financial Services, and on May 1, 2023 First Republic Bank, San Francisco, California, was closed by the DFPI, and in each case the FDIC was appointed receiver for the failed institution. These banks had elevated levels of uninsured deposits, which may be less likely to remain at the bank over time and less stable as a source of funding than insured deposits. These failures have led to volatility and declines in the market for bank stocks and questions about depositor confidence in depository institutions.
These events have led to a greater focus by, investors, regulators, among others, on the on-balance sheet liquidity of and funding sources for financial institutions, the composition of its deposits, including the amount of uninsured deposits, the amount of accumulated other comprehensive loss, capital levels and interest rate risk management. If we are unable to adequately manage our liquidity, deposits, capital levels and interest rate risk, it may have a material adverse effect on our financial condition and results of operations.
Our funding sources may prove insufficient to replace deposits at maturity and support our future growth. A lack of liquidity could adversely affect our financial condition and results of operations and result in regulatory limits being placed on the Company.
We must maintain sufficient funds to respond to the needs of depositors and borrowers. Deposits have traditionally been our primary source of funds for use in lending and investment activities. We also receive funds from loan repayments, investment maturities and income on other interest-earning assets. While we emphasize the generation of low-cost core deposits as a source of funding, there is strong competition for such deposits in our market area. Additionally, deposit balances can decrease if customers perceive alternative investments as providing a better risk/return tradeoff. Accordingly, as a part of our liquidity management, we must use a number of funding sources in addition to deposits and repayments and maturities of loans and investments. As we continue to grow, we are likely to become more dependent on these sources, which may include Federal Home Loan Bank advances, federal funds purchased and brokered certificates of deposit. Adverse operating results or changes in industry conditions could lead to difficulty or an inability to access these additional funding sources.

Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Further, if we are required to rely more heavily on more expensive funding sources to support liquidity and future growth, our revenues may not increase proportionately to cover our increased costs. In this case, our operating margins and profitability would be adversely affected. Alternatively, we may need to sell a portion of our investment and/or loan portfolio to raise funds, which, depending upon market conditions, could result in us realizing a loss on the sale of such assets. As of March 31, 2023, we had a net unrealized loss of $32.1 million on our available-for-sale investment securities portfolio as a result of the rising interest rate environment. Our investment securities totaled $342.6 million, or 16% of total assets, at March 31, 2023.
Any decline in available funding could adversely impact our ability to originate loans, invest in securities, pay our expenses, or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, financial condition and results of operations.
A lack of liquidity could also attract increased regulatory scrutiny and potential restraints imposed on us by regulators. Depending on the capitalization status and regulatory treatment of depository institutions, including whether an institution is subject to a supervisory prompt corrective action directive, certain additional regulatory restrictions and prohibitions may apply, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on payment of dividends and restrictions on the acceptance of brokered deposits.
The failure to address the Federal debt ceiling in a timely manner, downgrades of the U.S. credit rating and uncertain credit and financial market conditions may affect the stability of securities issued or guaranteed by the Federal government, which may affect the valuation or liquidity of our investment securities portfolio and increase future borrowing costs.
As a result of uncertain political, credit and financial market conditions, including the potential consequences of the federal government defaulting on its obligations for a period of time due to federal debt ceiling limitations or other unresolved political issues, investments in financial instruments issued or guaranteed by the federal government pose credit default and liquidity risks. Given that future deterioration in the U.S. credit and financial markets is a possibility, no assurance can be made that losses or significant deterioration in the fair value of our U.S. government issued or guaranteed investments will not occur. At March 31, 2023, we had approximately $46.9 million, $15.8 million and $161.4 million invested in U.S. Treasury securities, U.S. government agency securities, and residential mortgage-backed securities issued or guaranteed by government-sponsored enterprises, respectively. Downgrades to the U.S. credit rating could affect the stability of securities issued or guaranteed by the federal government and the valuation or liquidity of our portfolio of such investment securities, and could result in our counterparties requiring additional collateral for our borrowings. Further, unless and until U.S. political, credit and financial market conditions have been sufficiently resolved or stabilized, it may increase our future borrowing costs.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table reports information regarding repurchases of our common stock during the quarter ended March 31, 2023, and the stock repurchase plans approved by our Board of Directors.

Period	Total Number of Shares Purchased (1)	Average Price paid Per Share	As part of Publicly Announced Plans or Programs	Yet to be Purchased Under the Plans or Programs (1)
January	156,705	$12.49	156,705	1,396,783
February	138,599	12.00	138,599	1,258,184
March	575,213	9.91	575,213	682,971
Total	870,517	$10.71	870,517
(1) On July 20, 2022, the Company adopted a program to repurchase up to 2,852,250 shares, or 10%, of its outstanding common stock. This program has no expiration date and has 682,971 shares yet to be repurchased as of March 31, 2023.
On April 19, 2023, the Company adopted a program to repurchase up to 1,335,126 shares, or 5%, of its outstanding common stock commencing upon the completion of the Company’s existing stock repurchase program. This program has no expiration date.
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
101
The following materials from the Company’s Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE FOUNDRY BANCORP

Dated:	May 12, 2023	By:	/s/ James D. Nesci
James D. Nesci
Chief Executive Officer
(Principal Executive Officer)

Dated:	May 12, 2023	By:	/s/ Kelly Pecoraro
Kelly Pecoraro
Chief Financial Officer
(Principal Financial Officer)