Form 10-Q
period 2023-06-30
Blue Foundry Bancorp
filed 2023-08-11
CIK 1846017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

As of August 7, 2023 there were 28,522,500 shares issued and 25,367,635 shares outstanding of the Registrant’s Common Stock, par value $0.01 per share.

BLUE FOUNDRY BANCORP
FORM 10-Q

Part I Financial Information
ITEM 1. FINANCIAL STATEMENTS
BLUE FOUNDRY BANCORP
Consolidated Balance Sheets

	June 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
	(In thousands)
ASSETS
Cash and cash equivalents	$45,759	$41,182
Securities available-for-sale, at fair value	300,923	314,248
Securities held-to-maturity, net (fair value of $27,986 at June 30, 2023 and $29,115 at December 31, 2022, and allowance for credit losses of $170 at June 30, 2023 and $0 at December 31, 2022)	33,445	33,705
Other investments	20,420	16,069
Loans held for sale	2,497	—
Loans receivable, net of allowance for credit losses of $14,413 at June 30, 2023 and $13,400 at December 31, 2022	1,567,332	1,531,727
Interest and dividends receivable	7,285	6,893
Premises and equipment, net	31,519	29,825
Right-of-use assets	26,594	25,906
Bank owned life insurance	21,802	21,576
Other assets	22,938	22,207
Total assets	$2,080,514	$2,043,338
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	$1,267,261	$1,288,862
Advances from the Federal Home Loan Bank	399,500	310,500
Advances by borrowers for taxes and insurance	9,862	9,302
Lease liabilities	28,130	27,324
Other liabilities	9,227	13,632
Total liabilities	1,713,980	1,649,620
Shareholders’ equity
Preferred stock, $0.01 par value, 10,000,000 authorized: none issued	—	—
Common stock $0.01 par value; 70,000,000 shares authorized; 28,522,500 shares issued at June 30, 2023 and December 31, 2022; 25,493,422 and 27,523,219 shares outstanding at June 30, 2023 and December 31, 2022, respectively	285	285
Additional paid-in capital	272,267	279,454
Retained earnings	168,703	171,763
Treasury stock, at cost: 3,029,078 and 999,281 shares at June 30, 2023 and December 31, 2022, respectively	(31,060)	(12,072)
Unallocated common shares held by Employee Stock Ownership Plan	(20,536)	(20,993)
Accumulated other comprehensive loss	(23,125)	(24,719)
Total shareholders’ equity	366,534	393,718
Total liabilities and shareholders’ equity	$2,080,514	$2,043,338
See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Interest and dividend income:
Loans	$16,481	$12,444	$32,050	$24,100
Taxable investment income	3,172	2,320	6,324	4,137
Non-taxable investment income	112	114	223	235
Total interest income	19,765	14,878	38,597	28,472
Interest expense:
Deposits	5,173	950	9,327	1,832
Borrowed funds	3,686	766	6,423	1,539
Total interest expense	8,859	1,716	15,750	3,371
Net interest income	10,906	13,162	22,847	25,101
Provision for (release of) credit losses	143	594	120	(358)
Net interest income after provision for (release of) credit losses	10,763	12,568	22,727	25,459
Non-interest income:
Fees and service charges	280	365	542	1,165
Gain on securities, net	—	14	—	14
Gain on sale of loans	24	—	159	—
Other income	76	115	163	242
Total non-interest income	380	494	864	1,421
Non-interest expense:
Compensation and benefits	7,065	7,134	14,912	14,194
Occupancy and equipment	2,124	1,914	4,106	3,795
Data processing	1,535	1,393	3,136	2,871
Advertising	77	349	149	868
Professional services	764	976	1,744	2,267
Release of provision for commitments and letters of credit	—	(108)	—	(278)
Federal deposit insurance premiums	231	99	336	177
Other expense	1,172	1,262	2,242	2,341
Total non-interest expenses	12,968	13,019	26,625	26,235
(Loss) income before income tax expense	(1,825)	43	(3,034)	645
Income tax expense	—	3	—	52
Net (loss) income	$(1,825)	$40	$(3,034)	$593
Basic (loss) earnings per share	$(0.08)	$—	$(0.13)	$0.02
Diluted (loss) earnings per share	$(0.08)	$—	$(0.13)	$0.02
Weighted average shares outstanding - basic	24,249,714	26,366,324	24,131,017	26,354,979
Weighted average shares outstanding - diluted (1)	24,249,714	26,366,324	24,131,017	26,354,979
(1) The assumed vesting of outstanding restricted stock units had an antidilutive effect on diluted earnings per share due to the Company’s net loss for the 2023 periods. There were no equity awards to cause dilution in the 2022 periods.

See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Net (loss) income	$(1,825)	$40	$(3,034)	$593
Other comprehensive income (loss) gain, net of tax (1):
Unrealized (loss) gain on securities available-for-sale:
Unrealized (loss) gain arising during the period	(3,800)	(10,805)	239	(26,544)
Reclassification adjustment for gain included in net income	—	(14)	—	(14)
	(3,800)	(10,819)	239	(26,558)
Unrealized gain (loss) on cash flow hedge:
Unrealized gain arising during the period	5,149	2,214	3,709	7,451
Reclassification adjustment for (gain) loss included in net income	(1,346)	146	(2,350)	468
	3,803	2,360	1,359	7,919
Post-Retirement plans:
Net benefit arising from plan amendment (2)	—	164	—	164
Reclassification adjustment for amortization of:
Net actuarial (gain) loss	(2)	52	(4)	100
	(2)	216	(4)	264

Total other comprehensive income (loss), net of tax (1)	1	(8,243)	1,594	(18,375)
Comprehensive loss	$(1,824)	$(8,203)	$(1,440)	$(17,782)
(1) Reflects deferred tax valuation allowance.
(2) Benefit arising from plan amendment approved in June 2022.

See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP
Consolidated Statements of Changes in Shareholders’ Equity
Three Months Ended June 30, 2022 and 2023
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Unallocated Common Stock Held by ESOP	Total Shareholders’ Equity
	Shares	Par Value
	(In thousands, except share data)
Balance at March 31, 2022	28,522,500	$285	$282,100	$170,010	$—	$(10,504)	$(21,677)	$420,214
Net income	—	—	—	40	—	—	—	40
Other comprehensive loss	—	—	—	—	—	(8,243)	—	(8,243)
ESOP shares committed to be released (22,818 shares)	—	—	54	—	—	—	228	282
Balance at June 30, 2022	28,522,500	$285	$282,154	$170,050	$—	$(18,747)	$(21,449)	$412,293

Balance at March 31, 2023	27,385,482	285	$271,507	$170,528	$(12,737)	$(23,126)	$(20,764)	$385,693
Net loss	—	—	—	(1,825)	—	—	—	(1,825)
Other comprehensive income	—	—	—	—	—	1	—	1
Purchase of Treasury stock	(1,892,060)	—	—	—	(18,323)	—	—	(18,323)
Treasury stock allocated to restricted stock plan	—	—	—	—	—	—	—	—
Compensation cost for stock options and restricted stock	—	—	768	—	—	—	—	768
ESOP shares committed to be released (22,818 shares)	—	—	(8)	—	—	—	228	220
Balance at June 30, 2023	25,493,422	$285	$272,267	$168,703	$(31,060)	$(23,125)	$(20,536)	$366,534

See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP
Consolidated Statements of Changes in Shareholders’ Equity
Six Months Ended June 30, 2022 and 2023
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Unallocated Common Stock Held by ESOP	Total Shareholders’ Equity
	Shares	Par Value
	(In thousands, except share data)
Balance at December 31, 2021	28,522,500	$285	$282,006	$169,457	$—	$(372)	$(21,905)	$429,471
Net income	—	—	—	593	—	—	—	593
Other comprehensive loss	—	—	—	—	—	(18,375)	—	(18,375)
ESOP shares committed to be released (22,818 shares)	—	—	148	—	—	—	456	604
Balance at June 30, 2022	28,522,500	$285	$282,154	$170,050	$—	$(18,747)	$(21,449)	$412,293

Balance at December 31, 2022	27,523,219	$285	$279,454	$171,763	$(12,072)	$(24,719)	$(20,993)	$393,718
Cumulative effect of adopting ASU No. 2016-13	—	—	—	(18)	—	—	—	(18)
Cumulative effect of adopting ASU No. 2022-02	—	—	—	(8)	—	—	—	(8)
Net loss	—	—	—	(3,034)	—	—	—	(3,034)
Other comprehensive income	—	—	—	—	—	1,594	—	1,594
Purchase of Treasury stock	(2,762,577)	—	—	—	(27,645)	—	—	(27,645)
Treasury stock allocated to restricted stock plan	732,780	—	(8,657)	—	8,657	—	—	—
Compensation cost for stock options and restricted stock	—	—	1,444	—		—	—	1,444
ESOP shares committed to be released (45,636 shares)	—	—	26	—	—	—	457	483
Balance at June 30, 2023	25,493,422	$285	$272,267	$168,703	$(31,060)	$(23,125)	$(20,536)	$366,534

See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2023	2022
	(In thousands)
Cash flows from operating activities
Net (loss) income	$(3,034)	$593
Adjustments to reconcile net (loss) income to net cash (used in) operating activities:
Depreciation and amortization of premises and equipment	1,354	1,280
Change in right-of-use asset	1,400	1,294
(Accretion) amortization of:
Deferred loan fees, costs, and discounts, net	(312)	(265)
Premiums and discounts on securities	484	566
Change in deferred taxes	—	52
Provision for (release of) credit losses	120	(358)
Gain on sales and calls of securities	—	(14)
Proceeds from sales of loans held for sale	2,346	—
Gains on sale of loans, net	(159)	—
Origination of loans held for sale	(4,684)	—
Loss on disposal of premises and equipment	13	—
Increase in bank owned life insurance cash surrender value	(226)	(230)
ESOP and stock-based compensation expense	1,927	604
Increase in interest and dividends receivable	(392)	(573)
Increase (decrease) in other assets	186	(4,056)
Decrease in other liabilities	(3,430)	(102)
Change in lease liability	(1,282)	(1,235)
Net cash used in operating activities	(5,689)	(2,444)
Cash flows from investing activities
Net originations of loans receivable	(29,519)	(68,711)
Purchases of residential mortgage loans	(6,804)	(71,703)
Purchases of securities available-for-sale	—	(80,039)
Purchases of securities held-to-maturity	—	(6,600)
Proceeds from sales and calls of securities available for sale	—	2,408
Principal payments and maturities on securities available-for-sale	13,169	23,264
Purchases of other investments	—	(150)
Purchase of Federal Home Loan Bank stock	(42,035)	(2,130)
Redemption of Federal Home Loan Bank stock	37,620	1,125
Proceeds from bank owned life insurance	582	—
Proceeds from disposal of fixed assets	16	—
Purchases of premises and equipment	(3,077)	(3,838)
Net cash used in investing activities	(30,048)	(206,374)
Cash flows from financing activities
Net (decrease) increase in deposits	(21,601)	49,634
Proceeds from advances from Federal Home Loan Bank	1,497,000	268,000
Repayments of advances from Federal Home Loan Bank	(1,408,000)	(248,000)
Net increase in advances by borrowers for taxes and insurance	560	544
Purchase of treasury stock	(27,645)	—
Net cash provided by financing activities	40,314	70,178
Net increase (decrease) in cash and cash equivalents	4,577	(138,640)
Cash and cash equivalents at beginning of period	41,182	193,446
Cash and cash equivalents at end of period	$45,759	$54,806

See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2023	2022
	(In thousands)
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$15,302	$3,335
Income taxes	13	120
Supplemental noncash disclosures
Lease liabilities arising from obtaining right-of-use assets	2,088	—

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
Basis of Financial Statement Presentation: The consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles. Certain information and note disclosures usually included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for the preparation of the Quarterly Reports on Form 10-Q and with Regulation S-X. The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the consolidated balance sheets and the consolidated statements of income for the periods presented. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheets and revenues and expenses for the period. Actual results could differ from those estimates. Some items in the prior year financial statements may be reclassified to conform to the current presentation. Reclassifications had no effect on prior year net income or shareholders’ equity. The results of operations and other data presented for the three and six months ended June 30, 2023 are not necessarily indicative of the results of operations that may be expected for subsequent periods or the full year results. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed on March 30, 2023.
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
Adoption of New Accounting Standards: The Company adopted Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments,” which replaces the incurred loss model for loans and other financial assets with an expected loss model and is referred to as the current expected credit loss (“CECL”) model. The Company adopted ASU 2016-13 using the modified retrospective method for all financial assets measured at amortized cost and off-balance-sheet credit exposures. The adoption of the new standard resulted in the Company recording an increase in the allowances for credit losses of $18 thousand, comprised of an increase of $660 thousand on loans, establishing a $170 thousand reserve on held-to-maturity securities and a reversal in the reserve for commitments and letters of credit of $811 thousand. There was no allowance for credit losses required on available-for-sale securities. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loans receivable and held-to maturity debt securities. It also applies to off-balance-sheet credit exposures (loan commitments, standby letters of credit, financial guarantees and other similar instruments) and net investments in certain leases recognized by a lessor. In addition, the amendments in ASU 2016-13 require credit losses on available-for-sale securities to be presented as a valuation allowance rather than a direct write-down on the basis of the securities. Results for reporting periods beginning after January 1, 2023, are presented under CECL, while prior period amounts continue to be presented under previously-applied U.S. GAAP.

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
Changes in expected credit losses are reflected through a charge to the provision for credit losses. The Company’s estimate of the allowance for credit loss reflects losses expected over the remaining contractual life of the assets. When the Company deems all or a portion of a financial asset to be uncollectible, the appropriate amount is written off and the allowance for credit losses is reduced by the same amount. The Company applies judgment to determine when a financial asset is deemed uncollectible. When available information confirms that specific loans, securities, other assets, or portions thereof, are uncollectible, these amounts are charged-off against the allowance for credit losses. Subsequent recoveries, if any, are credited to the allowance for credit losses when received.
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
For collateral dependent financial assets where the Company has determined that foreclosure of the collateral is probable and where the borrower is experiencing financial difficulty, the allowance for credit loss is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date. Fair value is calculated based on the value of the underlying collateral less an appraisal discount and the estimated cost to sell.
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

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SECURITIES
The amortized cost of securities available-for-sale and their estimated fair values at June 30, 2023 and December 31, 2022 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
June 30, 2023
U.S. Treasury Note	$46,936	$—	$(2,826)	$44,110
Corporate Bonds	81,609	37	(6,646)	75,000
U.S. Government agency obligations	15,561	—	(864)	14,697
Obligations issued by U.S. states and their political subdivisions	16,466	26	(358)	16,134
Mortgage-backed securities:
Residential one-to-four family	157,461	—	(23,869)	133,592
Multifamily	14,309	—	(1,138)	13,171
Asset-backed securities	4,524	—	(305)	4,219
Total	$336,866	$63	$(36,006)	$300,923

December 31, 2022
U.S. Treasury Note	$46,937	$—	$(3,178)	$43,759
Corporate Bonds	81,725	4	(5,431)	76,298
U.S. Government agency obligations	16,367	—	(944)	15,423
Obligations issued by U.S. states and their political subdivisions	16,559	49	(340)	16,268
Mortgage-backed securities:
Residential one-to-four family	164,843	—	(24,657)	140,186
Multifamily	19,475	—	(1,317)	18,158
Asset-backed securities	4,525	—	(369)	4,156
Total	$350,431	$53	$(36,236)	$314,248
The amortized cost of securities held-to-maturity, allowance for credit losses and their estimated fair values at June 30, 2023 and December 31, 2022, are as follows:

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
	(In thousands)
June 30, 2023
Corporate bonds	$18,600	$—	$(3,567)	$15,033
Asset-backed securities	15,015	—	(2,062)	12,953
Total	$33,615	$—	$(5,629)	$27,986
December 31, 2022
Corporate bonds	$18,600	$—	$(2,281)	$16,319
Asset-backed securities	15,105	—	(2,309)	12,796
Total	$33,705	$—	$(4,590)	$29,115
At June 30, 2023, the allowance for credit losses on securities held-to-maturity totaled $170 thousand and related to the corporate bonds. The asset-backed securities are in a AAA tranche determined by a third party. No loss is expected on these securities.

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

There were no sales or calls of available-for-sale securities for the three and six months ended June 30, 2023. Proceeds from sales and calls of securities available-for-sale totaled $2.4 million, resulting in gross realized gains of $14 thousand and no gross realized losses for the three and six months ended June 30, 2022. Securities pledged at both June 30, 2023 and December 31, 2022, had a carrying amount of $4.2 million and were pledged to secure public deposits and our credit line with the Federal Reserve Bank.
The amortized cost and fair value of debt securities are shown below by contractual maturity as of June 30, 2023. Expected maturities on mortgage and asset-backed securities generally exceed 20 years; however, they may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. Securities not due at a single maturity are shown separately.

	Amortized Cost (1)	Estimated Fair Value
	(In thousands)
Available-for-sale
Due in one year or less	$38,147	$37,447
Due from one year to five years	96,863	90,914
Due from five to ten years	21,864	18,102
Due after ten years	3,698	3,478
Mortgage-backed and asset-backed securities	176,294	150,982
Total	$336,866	$300,923
Held-to-maturity
Due from one year to five years	$16,600	$13,400
Due from five to ten years	2,000	1,633
Mortgage-backed and asset-backed securities	$15,015	$12,953
Total	$33,615	$27,986
(1) Excludes the allowance for credit losses on held-to-maturity securities at June 30, 2023.
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
The table below indicates the credit profile of the Company’s debt securities held-to-maturity at amortized cost at June 30, 2023.

	AAA	A1	BBB+	BBB	BBB-	Total
	(In thousands)
Corporate bonds	$—	$—	$1,600	$11,000	$6,000	$18,600
Asset-backed securities	9,022	5,993	—	—	—	15,015
Total held-to-maturity	$9,022	$5,993	$1,600	$11,000	$6,000	$33,615
At June 30, 2023, there was one security with a value of $2.0 million included in the BBB ratings that had a split rating.

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize available-for-sale securities with unrealized losses at June 30, 2023 and December 31, 2022, aggregated by major security type and length of time in a continuous loss position.

	Less than 12 Months		12 Months or More		Total
	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Number of Securities	Unrealized Losses	Estimated Fair Value
	(In thousands)
June 30, 2023
U.S. Treasury Note	$—	$—	$(2,826)	$44,110	5	$(2,826)	$44,110
Corporate Bonds	(844)	7,156	(5,802)	53,144	27	(6,646)	60,300
U.S. Government agency obligations	(5)	634	(859)	14,063	4	(864)	14,697
Obligations issued by U.S. states and their political subdivisions	(18)	6,074	(340)	6,116	13	(358)	12,190
Mortgage-backed securities:
Residential one-to-four family	(1)	51	(23,868)	133,535	48	(23,869)	133,586
Multifamily	—	—	(1,138)	13,171	6	(1,138)	13,171
Asset-backed securities	—	—	(305)	4,219	2	(305)	4,219
Total	$(868)	$13,915	$(35,138)	$268,358	105	$(36,006)	$282,273
December 31, 2022
U.S. Treasury Note	$(1,342)	$28,670	$(1,836)	$15,089	5	$(3,178)	$43,759
Corporate Bonds	(3,608)	58,509	(1,823)	15,522	31	(5,431)	74,031
U.S. Government agency obligations	(5)	696	(939)	14,727	5	(944)	15,423
Obligations issued by U.S. states and their political subdivisions	(65)	5,641	(275)	1,568	8	(340)	7,209
Mortgage-backed securities:
Residential one-to-four family	(8,273)	60,986	(16,384)	79,189	49	(24,657)	140,175
Multifamily	(1,166)	17,689	(151)	469	5	(1,317)	18,158
Asset-backed securities	—	—	(369)	4,156	2	(369)	4,156
Total	$(14,459)	$172,191	$(21,777)	$130,720	105	$(36,236)	$302,911
Of the available-for-sale securities in an unrealized loss position at June 30, 2023, 57 are comprised of U.S. Government agency obligations, Treasury notes, and mortgage-backed securities. These securities were all issued by U.S. Government-sponsored entities and agencies, which the government has affirmed its commitment to support. The municipal bonds, investment-grade corporate bonds and asset-backed securities in an unrealized loss position all experienced a decline in fair value, which is attributable to changes in interest rates and liquidity, not credit quality. The Company also does not intend to sell these securities, nor does it foresee being required to sell them before the anticipated recovery or maturity.
The following tables summarizes held-to-maturity securities with unrealized losses at June 30, 2023 and December 31, 2022, aggregated by major security type and length of time in a continuous loss position.

	Less than 12 Months		12 Months or More		Total
	Unrecognized Losses	Estimated Fair Value	Unrecognized Losses	Estimated Fair Value	Number of Securities	Unrecognized Losses	Estimated Fair Value
	(In thousands)
June 30, 2023
Corporate Bonds	(500)	3,500	(3,067)	11,533	9	(3,567)	15,033
Asset-backed securities	—	—	(2,062)	12,953	2	(2,062)	12,953
Total	$(500)	$3,500	$(5,129)	$24,486	11	$(5,629)	$27,986

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022
Corporate Bonds	(1,177)	10,423	(1,104)	5,896	9	(2,281)	16,319
Asset-backed securities	—	—	(2,310)	12,796	2	(2,310)	12,796
Total	$(1,177)	$10,423	$(3,414)	$18,692	11	$(4,591)	$29,115
The held-to-maturity securities in an unrecognized loss position at June 30, 2023, are asset-backed securities and investment grade corporate bonds, which experienced a decline in fair value attributable to changes in interest rates and liquidity, not credit quality. The Company also does not intend to sell these securities, nor does it foresee being required to sell them before the anticipated recovery or maturity.
NOTE 3 – LOANS RECEIVABLE
The Company adopted ASU 2016-13 on January 1, 2023. All disclosures as of June 30, 2023 are presented in accordance with ASU 2016-13. The Company did not reclassify comparative financial periods and has presented those disclosures under previously-applied U.S. GAAP.
A summary of loans receivable, net at June 30, 2023 and December 31, 2022, follows:

June 30, 2023
(In thousands)
Residential one-to-four family	$580,396
Multifamily	696,956
Non-residential	237,247
Construction	36,032
Junior liens	21,338
Commercial and industrial	9,743
Consumer and other	33
Total loans	1,581,745
Allowance for credit losses on loans (1)	(14,413)
Loans receivable, net	$1,567,332

December 31, 2022
(In thousands)
Residential one-to-four family	$594,521
Multifamily	690,278
Non-residential	216,394
Construction	17,990
Junior liens	18,477
Commercial and industrial	4,682
Consumer and other	38
Total gross loans	1,542,380
Deferred fees, costs and premiums and discounts, net	2,747
Total loans	1,545,127
Allowance for loan losses	(13,400)
Loans receivable, net	$1,531,727
(1) For more information, see Footnote 4 - Allowance for Credit Losses.

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Loans are recorded at amortized cost, which includes principal balance, net deferred fees or costs, premiums and discounts. The Company elected to exclude accrued interest receivable from amortized cost. Accrued interest receivable is reported separately in the consolidated balance sheets and totaled $5.8 million and $5.3 million at June 30, 2023 and December 31, 2022, respectively. Loan origination fees and certain direct loan origination costs are deferred and the net fee or cost is recognized in interest income as an adjustment of yield. At June 30, 2023, net deferred loan fees are included in loans by respective segment and totaled $2.3 million.
The Company had $2.5 million of loans held-for-sale at June 30, 2023 and no loans held-for-sale at December 31, 2022. Loans held-for-sale are carried at the lower of aggregate cost or estimated fair value. Gains and losses on sales of loans are specifically identified and accounted for in accordance with U.S. GAAP.
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
•Commercial and industrial (“C&I”) loans include C&I revolving lines of credit, term loans, SBA 7a loans and to a lesser extent, Paycheck Protection Program (“PPP”) loans. Payments on C&I loans are driven principally by the cash flows of the businesses and secondarily by the sale or refinance of any collateral securing the loans. Both the cash flow and value of the collateral in liquidation may be affected by adverse general economic conditions.
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

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
The following table presents the risk category of loans by class of loan and vintage based on the analysis performed as of June 30, 2023:

	Term Loans by Origination Year
	2023	2022	2021	2020	2019	Pre-2019	Revolving Loans	Total
Residential one-to-four family
Pass	$10,036	$100,456	$119,000	$15,343	$19,279	$308,798	$—	$572,912
Substandard	—	—	—	—	—	7,484	—	7,484
Total	10,036	100,456	119,000	15,343	19,279	316,282	—	580,396
Multifamily
Pass	17,240	282,553	161,025	35,832	59,947	139,869	—	696,466
Special mention	—	—	—	—	—	330	—	330
Substandard	—	—	—	—	—	160	—	160
Total	17,240	282,553	161,025	35,832	59,947	140,359	—	696,956
Non-residential
Pass	25,820	120,496	14,929	15,310	5,481	54,175	—	236,211
Special mention	—	—	—	—	—	1,036	—	1,036
Total	25,820	120,496	14,929	15,310	5,481	55,211	—	237,247
Construction
Pass	8,291	13,972	13,654	—	—	115	—	36,032
Total	8,291	13,972	13,654	—	—	115	—	36,032
Junior liens
Pass	3,311	5,421	1,525	363	1,871	8,796	—	21,287
Substandard	—	—	—	—	—	51	—	51
Total	3,311	5,421	1,525	363	1,871	8,847	—	21,338
Commercial and industrial
Pass	6,289	110	3,109	170	—	—	—	9,678
Substandard (1)	—	—	65	—	—	—	—	65
Total	6,289	110	3,174	170	—	—	—	9,743
Consumer and other
Pass	18	—	—	—	—	—	15	33
Total	18	—	—	—	—	—	15	33
Total gross loans	$71,005	$523,008	$313,307	$67,018	$86,578	$520,814	$15	$1,581,745
(1) Balance represents PPP loans which carry the federal guarantee of the SBA.

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the risk category of loans by class of loans based on the analysis performed as of December 31, 2022:

	Pass	Special Mention	Substandard	Doubtful / Loss	Total
	(In thousands)
Residential one-to-four family	$589,137	$247	$7,870	$—	$597,254
Multifamily	689,277	897	516	—	690,690
Non-residential	214,981	1,080	—	—	216,061
Construction	17,799	—	—	—	17,799
Junior liens	18,579	—	52	—	18,631
Commercial and Industrial	4,653	—	—	—	4,653
Consumer and other	8	—	31	—	39
Total	$1,534,434	$2,224	$8,469	$—	$1,545,127
Past Due and Non-accrual Loans
The following table presents the recorded investment in past due and current loans by loan portfolio class as of June 30, 2023 and December 31, 2022:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans Receivable
	(In thousands)
June 30, 2023
Residential one-to-four family	$—	$330	$6,318	$6,648	$573,748	$580,396
Multifamily	—	—	—	—	696,956	696,956
Non-residential	—	—	—	—	237,247	237,247
Construction	—	—	—	—	36,032	36,032
Junior liens	—	—	51	51	21,287	21,338
Commercial and Industrial	—	—	65	65	9,678	9,743
Consumer and other	—	—	—	—	33	33
Total	$—	$330	$6,434	$6,764	$1,574,981	$1,581,745

December 31, 2022
Residential one-to-four family	$—	$845	$6,738	$7,583	$589,671	$597,254
Multifamily	—	—	182	182	690,508	690,690
Non-residential	—	—	—	—	216,061	216,061
Construction	—	—	—	—	17,799	17,799
Junior liens	—	—	52	52	18,579	18,631
Commercial and Industrial	—	—	96	96	4,557	4,653
Consumer and other	—	—	—	—	39	39
Total	$—	$845	$7,068	$7,913	$1,537,214	$1,545,127

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information on non-accrual loans at June 30, 2023:

	Non-accrual	Interest Income Recognized on Non-accrual Loans	Amortized Cost Basis of Loans >= 90 Day Past Due and Still Accruing	Amortized Cost Basis of Non-accrual Loans Without Related Allowance
	(In thousands)
Residential one-to-four family	$7,460	$—	$—	$7,460
Multifamily	160	—	—	160
Commercial and industrial	65	—	—	65
Junior liens	51	—	—	51
Total	$7,736	$—	$—	$7,736
The following table presents the recorded investment in non-accrual loans at December 31, 2022:

	Non-accrual	Loans Past Due 90 Days and Still Accruing
	(In thousands)
Residential one-to-four family	$7,498	$—
Multifamily	182	—
Commercial and industrial (1)	35	61
Junior liens	52	—
Total	$7,767	$61
(1) Loans 90 days past due and accruing were comprised of PPP loans which carry the federal guarantee of the SBA.
Impaired Loans
The following table presents, under previously applicable U.S. GAAP, information related to impaired loans by class of loans at and as of June 30, 2022 and at December 31, 2022:

	June 30, 2022			Six Months Ended June 30, 2022
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
	(In thousands)
With no related allowance recorded:
Residential one-to-four family	$7,771	$8,054	$—	$8,686	$61	$58
Multifamily	659	659	—	671	13	10
Non-residential	3,755	3,595	—	4,275	105	95
Junior liens	54	54	—	55	1	1
	12,239	12,362	—	13,687	180	164
With an allowance recorded:
Residential one-to-four family	1,122	1,125	30	743	23	20
	1,122	1,125	30	743	23	20
Total	$13,361	$13,487	$30	$14,430	$203	$184

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2022
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
With no related allowance recorded:
Residential one-to-four family	$7,368	$7,669	$—
Multifamily	516	516	—
Non-residential	2,834	2,671	—
Junior liens	52	52	—
	10,770	10,908	—
With an allowance recorded:
Residential one-to-four family	743	749	27
	743	749	27
Total	$11,513	$11,657	$27
The recorded investment in loans includes deferred fees, costs and discounts. For purposes of this disclosure, the unpaid principal balance would not be reduced for partial charge-offs.
The Company adopted ASU 2022-02 on January 1, 2023. Loans may be modified for borrowers experiencing financial difficulty and may include a reduction in interest rate, an extension in term, principal forgiveness and/or other than insignificant payment delay. At June 30, 2023, there were two loans that met the definition of a modification to a borrower experiencing financial difficulty in accordance with ASU 2022-02. The residential one-to four family loans total $1.1 million, one granted an interest rate reduction and the second, a term extension. The Company did not reclassify comparative financial periods and has presented those disclosures under previously-applied U.S. GAAP.
Prior to the adoption of ASU 2022-02, The Company classified certain loans as troubled debt restructuring (“TDR”) loans when credit terms to a borrower in financial difficulty were modified in accordance with ASC 310-40. The Company has ceased to recognize or measure for new TDRs but those existing at December 31, 2022 remain until settled. The total recorded investment of loans whose terms were modified in TDRs was $5.4 million as of December 31, 2022. The Company allocated $68 thousand of specific reserves to TDR loans as of December 31, 2022. The modification of the terms of TDR loans may have included one or a combination of the following: a reduction of the stated interest rate of the loan, short-term deferral of payment, or an extension of the maturity date.
A TDR loan was considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no TDRs for which there was a payment default within twelve months following the modification during the period ended June 30, 2022. There were no TDRs during the three and six months ended June 30, 2022. The Company implemented modification programs to provide its borrowers relief from the economic impacts of COVID-19. In accordance with the CARES Act, the Company elected to not apply TDR classification to COVID-19 related loan modifications. Accordingly, these modifications are exempt from TDR classification under U.S. GAAP and were not classified as TDRs. At December 31, 2022, there were no deferrals related to the CARES Act.
The Company had $4.3 million and $4.5 million in consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process at June 30, 2023 and December 31, 2022, respectively.

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES
On January 1, 2023, the Company adopted ASU 2016-13, which requires the measurement of expected credit losses for financial assets measured at amortized cost, including loans, held-to-maturity securities and certain off-balance-sheet credit exposures and ASU 2022-02, which eliminates the recognition and measurement guidance of TDRs, so that creditors will apply the same guidance to all modifications when determining whether a modification results in a new receivable or continuation of an existing receivable. See Note 1 - Summary of Significant Accounting Policies for a description of the adoption of ASU 2016-13 and the Company’s allowance methodology.
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
Allowance for Credit Losses - Loans
The allowance for credit losses on loans is summarized in the following table:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Balance at beginning of period	$14,153	$13,465	$13,400	$14,425
Impact of adopting ASU 2016-13 and ASU 2022-02	—	—	668	—
Charge-offs	(13)	(9)	(18)	(19)
Recoveries	—	—	1	2
Net charge-offs	(13)	(9)	(17)	(17)
Provision for (recovery of) credit loss on loans	273	594	362	(358)
Balance at end of period	$14,413	$14,050	$14,413	$14,050
The following tables presents the activity in the Company’s allowance for credit losses by class of loans based on the analysis performed for the three months ended June 30, 2023 and 2022:

	Balance at March 31, 2023	Charge-offs (1)	Recoveries	(Recovery of) Provision for Credit Loss - Loans	Balance at June 30, 2023
	(In thousands)
Residential one-to-four family	$2,056	$—	$—	$(62)	$1,994
Multifamily	7,191	—	—	(174)	7,017
Non-residential	3,570	—	—	243	3,813
Construction	1,190	—	—	238	1,428
Commercial and industrial	100	—	—	11	111
Junior liens	46	—	—	4	50
Consumer and other (1)	—	(13)	—	13	—
Total	$14,153	$(13)	$—	$273	$14,413
(1) Charge-offs relate to overdrafts, which were originated in 2023 as it is our policy to charge these off within 60 days of occurrence.

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Balance at March 31, 2022	Charge-offs	Recoveries	(Recovery of) Provision for Loan Loss	Balance at June 30, 2022
	(In thousands)
Residential one-to-four family	$2,610	$—	$—	$(28)	$2,582
Multifamily	4,776	—	—	363	5,139
Non-residential	3,465	—	—	175	3,640
Construction	1,905	—	—	189	2,094
Commercial and industrial	71	—	—	(29)	42
Junior liens	549	—	—	(81)	468
Consumer and other	—	(9)	—	9	—
Unallocated	89	—	—	(4)	85
Total	$13,465	$(9)	$—	$594	$14,050
The following tables presents the activity in the Company’s allowance for credit losses by class of loans based on the analysis performed for the six months ended June 30, 2023 and 2022:

	Balance at December 31, 2022	Impact of adopting ASU 2016-13 and ASU 2022-02	Charge-offs (1)	Recoveries	(Recovery of) Provision for Credit Loss - Loans	Balance at June 30, 2023
	(In thousands)
Residential one-to-four family	$2,264	$(183)	$—	$—	$(87)	$1,994
Multifamily	5,491	2,057	—	—	(531)	7,017
Non-residential	3,357	146	—	—	310	3,813
Construction	1,697	(832)	—	—	563	1,428
Commercial and industrial	47	(23)	—	—	87	111
Junior liens	451	(405)	—	—	4	50
Consumer and other (1)	—	1	(18)	1	16	—
Unallocated	93	(93)	—	—	—	—
Total	$13,400	$668	$(18)	$1	$362	$14,413
(1) Charge-offs relate to overdrafts, which were originated in 2022 or 2023 as it is our policy to charge these off within 60 days of occurrence.

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Balance at December 31, 2021	Charge-offs	Recoveries	(Recovery of) Provision for Loan Loss	Balance at June 30, 2022
	(In thousands)
Residential one-to-four family	$2,822	$—	$—	$(240)	$2,582
Multifamily	5,263	—	—	(124)	5,139
Non-residential	2,846	—	—	794	3,640
Construction	2,678	—	—	(584)	2,094
Commercial and industrial	51	—	—	(9)	42
Junior liens	636	—	—	(168)	468
Consumer and other	38	(19)	2	(21)	—
Unallocated	91	—	—	(6)	85
Total	$14,425	$(19)	$2	$(358)	$14,050
The following table represents the allocation of allowance for loan losses and the related recorded investment, including deferred fees and costs, in loans by loan portfolio segment, disaggregated based on the impairment methodology at June 30, 2023 and December 31, 2022:

	Loans			Allowance for Credit Losses on Loans
June 30, 2023	Individually Evaluated	Collectively Evaluated	Total	Individually Evaluated	Collectively Evaluated	Total
	(In thousands)
Residential one-to-four family	$7,484	$572,912	$580,396	$—	$1,994	$1,994
Multifamily	160	696,796	696,956	—	7,017	7,017
Non-residential	—	237,247	237,247	—	3,813	3,813
Construction	—	36,032	36,032	—	1,428	1,428
Commercial and industrial (1)	—	9,743	9,743	—	111	111
Junior liens	51	21,287	21,338	—	50	50
Consumer and other	—	33	33	—	—	—
Total	$7,695	$1,574,050	$1,581,745	$—	$14,413	$14,413
(1) Includes PPP loans, which carry the federal guarantee of the SBA and do not have an allowance for credit losses.

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Loans			Allowance for Loan Losses
December 31, 2022	Individually Evaluated	Collectively Evaluated	Total	Individually Evaluated	Collectively Evaluated	Total
	(In thousands)
Residential one-to-four family	$8,418	$588,836	$597,254	$27	$2,237	$2,264
Multifamily	516	690,174	690,690	—	5,491	5,491
Non-residential	2,671	213,390	216,061	—	3,357	3,357
Construction	—	17,799	17,799	—	1,697	1,697
Commercial and industrial (1)	—	4,653	4,653	—	47	47
Junior liens	52	18,579	18,631	—	451	451
Consumer and other	—	39	39	—	—	—
Unallocated	—	—	—	—	93	93
Total	$11,657	$1,533,470	$1,545,127	$27	$13,373	$13,400
(1) Includes PPP loans which carry the federal guarantee of the SBA and do not have an allowance for credit losses.
Allowance for Credit Losses - Securities
The Company recorded an allowance of credit losses on securities of $170 thousand upon adoption of ASU 2016-13 on January 1, 2023. Prior year disclosures have not been restated. For the three months ended June 30, 2023, the Company recorded a decrease in provision for credit losses on held-to-maturity securities of $17 thousand and no provision for credit losses for the six months ended June 30, 2023. Accrued interest receivable on securities is reported as a component of accrued interest receivable on the consolidated balance sheets and totaled $1.4 million and $1.0 million at June 30, 2023 and December 31, 2022, respectively. The Company made the election to exclude accrued interest receivable from the estimate of credit losses on securities.
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
The Company recorded a decrease in the allowance for credit losses for off-balance-sheet exposures of $811 thousand upon adoption on January 1, 2023. Prior year disclosures have not been restated. At June 30, 2023 and December 31, 2022, the balance of the allowance for credit losses for off-balance-sheet exposures was $636 thousand and $1.7 million, respectively. The Company recorded a recovery of provision for credit loss on off-balance-sheet exposures of $113 thousand and $242 thousand for the three and six months ended June 30, 2023, respectively. For the three and six months ended June 30, 2022, the Company recorded a recovery of provision on unfunded lending commitments of $108 thousand and $278 thousand, respectively, in other non-interest expense.

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
The Company had the following related to operating leases:

	June 30, 2023	December 31, 2022
	(Dollars in thousands)
Right-of-use assets	$26,594	$25,906
Lease liabilities	28,130	27,324
Weighted average remaining lease term for operating leases	10.7 years	11.3 years
Weighted average discount rate used in the measurement of lease liabilities	2.39%	2.19%
The following table is a summary of the Company’s components of net lease cost for the three and six months ended June 30, 2023 and 2022. The variable lease cost primarily represents variable payments such as common area maintenance and utilities.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Operating lease cost	$875	$770	$1,715	$1,540
Finance lease cost	—	6	4	12
Variable lease cost	70	59	127	113
Total lease cost included as a component of occupancy and equipment	$945	$835	$1,846	$1,665
The following table presents supplemental cash flow information related to operating leases:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$813	$768	$1,702	$1,525
Operating lease liabilities arising from obtaining right-of-use assets (non-cash):
Operating leases	$982	$—	$2,088	$—

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Future undiscounted lease payments for operating leases with initial terms of one year or more as of June 30, 2023 are as follows:

Through June 30,	(In thousands)
2024	$3,391
2025	3,208
2026	3,031
2027	2,957
2028	2,804
Thereafter	16,585
Total undiscounted lease payments	31,976
Less: imputed interest	(3,846)
Total	$28,130
NOTE 6 – DEPOSITS
Deposits at June 30, 2023 and December 31, 2022 are summarized as follows:

	June 30, 2023	December 31, 2022
	(In thousands)
Non-interest bearing deposits	$26,067	$37,907
NOW and demand accounts	404,407	410,937
Savings	315,713	423,758
Time deposits	521,074	416,260
Total	$1,267,261	$1,288,862
Money market accounts are included within the NOW and demand accounts and savings captions. Included in time deposits are brokered deposits totaling $125.0 million and $75.0 million at June 30, 2023 and December 31, 2022, respectively.
Time deposits mature as follows for the years ending December 31:

(In thousands)
Remainder of 2023	$263,634
2024	236,062
2025	13,399
2026	4,098
2027	2,262
2028	1,619
$521,074

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCK-BASED COMPENSATION
Employee Stock Ownership Plan
The Company maintains an ESOP, a tax-qualified plan designed to invest primarily in the Company’s common stock. The ESOP provides employees with the opportunity to receive a funded retirement benefit from the Bank, based primarily on the value of the Company’s common stock.
The ESOP borrowed funds from the Company to purchase 2,281,800 shares of stock at $10 per share. The loan is secured by the shares purchased, which are held until allocated to participants. Shares are released for allocation to participants as loan payments are made. Loan payments are principally funded by discretionary cash contributions by the Bank, as well as dividends, if any, paid to the ESOP on unallocated shares. When loan payments are made, ESOP shares are allocated to participants at the end of the plan year (December 31) based on relative compensation, subject to federal tax law limits. Participants receive the allocated vested shares at the end of employment. Dividends on allocated shares, if any, increase participants accounts.
At June 30, 2023, the principal balance on the ESOP loan was $21.2 million. There were no contributions to the ESOP during the three and six months ended June 30, 2023, as loan payments are made annually during the fourth quarter of each year. ESOP shares are committed to be released from unallocated and compensation expense is recognized over the service period. At June 30, 2023 and December 31, 2022, there were 2,099,256 unallocated shares and 182,544 shares allocated to participants. The fair value of unallocated shares at June 30, 2023 and December 31, 2022 was $21.2 million and $27.0 million, respectively, computed using the closing trading price of the Company’s common stock on each date.
For the three and six months ended June 30, 2023, ESOP compensation expense for the shares committed to be released from unallocated was $220 thousand and $483 thousand respectively. Shares committed to be released from unallocated total 22,818 and 45,636 for the three and six months ended June 30, 2023, respectively. During the three and six months ended June 30, 2022, the Company recorded $282 thousand and $604 thousand, respectively, of ESOP compensation expense.
Equity Incentive Plan
At the annual meeting held on August 25, 2022, stockholders of the Company approved the Blue Foundry Bancorp 2022 Equity Incentive Plan (“Equity Plan”) which provides for the granting of up to 3,993,150 shares (1,140,900 restricted stock awards and 2,852,250 stock options) of the Company’s common stock.
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
There were no stock options granted during the six months ended June 30, 2023. The fair value of stock options granted during 2022 were estimated utilizing the Black-Scholes option pricing model using the following assumptions: an expected life of 6.9 years, risk-free rate of 3.94%, volatility of 29.41% and a dividend yield of 0.88%. Due to the limited historical information of the Company’s stock, management considered the weighted historical volatility of the Company and similar entities for an appropriate period in determining the volatility rate used in the estimation of fair value. The expected life of the stock option was estimated using the simplified method. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company recognizes compensation expense for the fair values of these awards, which have straight-line vesting, on a straight-

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

line basis over the requisite service period of the awards. Upon exercise of vested options, management expects to draw on treasury stock as the source for shares.
The following table presents the share-based compensation expense for the three and six months ended June 30, 2023. There was no share-based compensation expense for the three and six months ended June 30, 2022.

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
	(In thousands)
Stock option expense	$397	$796
Restricted stock expense	371	648
Total share-based compensation expense	$768	$1,444
The following is a summary of the Company’s stock option activity and related information for the six months ended June 30, 2023:

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Outstanding - December 31, 2022	2,591,063	$4.12	$11.65	9.8
Forfeited	(91,200)	4.25	11.69	9.3
Outstanding - June 30, 2023	2,499,863	$4.12	$11.65	9.3
Exercisable - June 30, 2023	—
Expected future expense relating to the non-vested options outstanding as of June 30, 2023 is $9.1 million over a weighted average period of 5.8 years.
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
The following is a summary of the status of the Company’s restricted shares as of June 30, 2023 and changes therein during the six months ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Outstanding - December 31, 2022	299,481	$11.54
Granted	732,780	12.00
Forfeited	(10,500)	12.00
Outstanding - June 30, 2023	1,021,761	$11.87
Expected future expense relating to the non-vested restricted shares outstanding as of June 30, 2023 is $8.3 million over a weighted average period of 6.0 years.

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
Interest rate swaps with notional amounts totaling $209.0 million and $109.0 million at June 30, 2023, and December 31, 2022, respectively, were designated as cash flow hedges of certain Federal Home Loan Bank (“FHLB”) advances and were determined to be highly effective during all periods presented. The Company expects the hedges to remain highly effective during the remaining terms of the swaps.
Summary information about the interest-rate swaps designated as cash flow hedges as of period-end is as follows:

	June 30, 2023	December 31, 2022
	(Dollars in thousands)
Notional amounts	$209,000	$109,000
Weighted average pay rates	2.53%	1.46%
Weighted average receive rates	5.25%	4.61%
Weighted average maturity (in years)	3.8	4.2

Gross unrealized gain included in other assets	$12,527	$11,091
Gross unrealized loss included in other liabilities	77	—
Unrealized gains, net	$12,450	$11,091
At June 30, 2023, the Company held $11.9 million as cash collateral pledged from the counterparty for these interest-rate swaps and had no securities pledged to the counterparty. At December 31, 2022, the Company held $11.5 million as cash collateral pledged from the counterparty and had no securities pledged to the counterparty.
Interest income or expense recorded on these swap transactions is reported as a component of interest expense on FHLB advances. Interest income during the three months ended June 30, 2023 totaled $1.3 million and interest expense for the three months ended June 30, 2022 totaled $146 thousand. Interest income during the six months ended June 30, 2023 totaled $2.4 million and interest expense for the six months ended June 30, 2022 totaled $468 thousand. At June 30, 2023, the Company expected $3.8 million of the unrealized gain to be reclassified as a reduction to interest expense during the remainder of 2023.

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Cash Flow Hedge
The effect of cash flow hedge accounting on accumulated other comprehensive income for the three and six months ended June 30, 2023, and June 30, 2022, is as follows:

	Amount of Gain Recognized in OCI (Net of Tax) on Derivative (1)	Location of Gain (Loss) Reclassified from OCI into Income/(Expense)	Amount of Gain (Loss) Reclassified from OCI to Income/(Expense)
	(In thousands)
Three months ended June 30, 2023
Interest rate contracts	$3,803	Interest Expense	$1,346

Three months ended June 30, 2022
Interest rate contracts	$2,360	Interest Expense	$(146)

Six months ended June 30, 2023
Interest rate contracts	$1,359	Interest Expense	$2,350

Six months ended June 30, 2022
Interest rate contracts	$7,919	Interest Expense	$(468)
(1) Net of tax, adjusted for deferred tax valuation allowance.
NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated other comprehensive income represents the net unrealized holding gains on securities available-for-sale, derivatives and the funded status of the Company’s post-retirement plans, as of the balance sheet dates, net of the related tax effect. The tax effect in accumulated other comprehensive income is adjusted to reflect the Company’s valuation allowance on deferred tax assets.
The following table presents the components of other comprehensive income (loss) both gross and net of tax, inclusive of a deferred tax valuation allowance, for the periods indicated:

	Three Months Ended June 30,
	2023			2022
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
	(In thousands)
Unrealized loss on securities available-for-sale:
Unrealized loss arising during the period	$(3,800)	$—	$(3,800)	$(10,808)	$3	$(10,805)
Reclassification adjustment for gain included in net income	—	—	—	(14)	—	(14)
Total	(3,800)	—	(3,800)	(10,822)	3	(10,819)
Unrealized gain on cash flow hedge:
Unrealized gain arising during the period	5,149	—	5,149	2,214	—	2,214
Reclassification adjustment for (gain) loss included in net (loss) income	(1,346)	—	(1,346)	146	—	146
Total gain	3,803	—	3,803	2,360	—	2,360
Post-Retirement plans:
Net benefit arising from plan amendment (1)	—	—	—	164	—	164
Reclassification adjustment for amortization of:
Net actuarial (gain) loss	(2)	—	(2)	52	—	52
Total	(2)	—	(2)	216	—	216
Total other comprehensive income (loss)	$1	$—	$1	$(8,246)	$3	$(8,243)
(1) Benefit arising from plan amendment approved in June 2022.

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30,
	2023			2022
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
	(In thousands)
Unrealized gain (loss) on securities available-for-sale:
Unrealized gain (loss) arising during the period	$239	$—	$239	$(26,596)	$52	$(26,544)
Reclassification adjustment for gain included in net income	—	—	—	(14)	—	(14)
Total	239	—	239	(26,610)	52	(26,558)
Unrealized gain on cash flow hedge:
Unrealized gain arising during the period	3,709	—	3,709	7,451	—	7,451
Reclassification adjustment for (gain) loss included in net (loss) income	(2,350)	—	(2,350)	468	—	468
Total gain	1,359	—	1,359	7,919	—	7,919
Post-Retirement plans:
Net benefit arising from plan amendment (1)	—	—	—	164	—	164
Reclassification adjustment for amortization of:
Net actuarial (gain) loss	(4)	—	(4)	100	—	100
Total	(4)	—	(4)	264	—	264
Total other comprehensive income (loss)	$1,594	$—	$1,594	$(18,427)	$52	$(18,375)
(1) Benefit arising from plan amendment approved in June 2022.
The following is a summary of the changes in accumulated other comprehensive income by component, net of tax, inclusive of a deferred tax valuation allowance, for the periods indicated:

	Unrealized Gains on Cash Flow Hedges	Unrealized Losses on Available-for-Sale Securities	Post-Retirement Plans	Total
	(In thousands)
Balance at March 31, 2023	$8,647	$(32,144)	$371	$(23,126)
Other comprehensive income (loss) before reclassification	5,149	(3,800)	—	1,349
Amounts reclassified from accumulated other comprehensive income	(1,346)	—	(2)	(1,348)
Net current period other comprehensive gain (loss)	3,803	(3,800)	(2)	1
Balance at June 30, 2023	$12,450	$(35,944)	$369	$(23,125)

	Unrealized Gains on Cash Flow Hedges	Unrealized Losses on Available-for-Sale Securities	Post-Retirement Plans	Total
	(In thousands)
Balance at March 31, 2022	$5,313	$(14,648)	$(1,169)	$(10,504)
Other comprehensive income (loss) before reclassification	2,214	(10,805)	164	(8,427)
Amounts reclassified from accumulated other comprehensive income	146	(14)	52	184
Net current period other comprehensive gain (loss)	2,360	(10,819)	216	(8,243)
Balance at June 30, 2022	$7,673	$(25,467)	$(953)	$(18,747)

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Unrealized Gains and (Losses) on Cash Flow Hedges	Unrealized Gains and (Losses) on Available-for-Sale Securities	Post-Retirement Plans	Total
	(In thousands)
Balance at December 31, 2022	$11,091	$(36,183)	$373	$(24,719)
Other comprehensive income (loss) before reclassification	3,709	239	—	3,948
Amounts reclassified from accumulated other comprehensive income	(2,350)	—	(4)	(2,354)
Net current period other comprehensive gain (loss)	1,359	239	(4)	1,594
Balance at June 30, 2023	$12,450	$(35,944)	$369	$(23,125)

	Unrealized Gains and (Losses) on Cash Flow Hedges	Unrealized Gains and (Losses) on Available-for-Sale Securities	Post-Retirement Plans	Total
	(In thousands)
Balance at December 31, 2021	$(246)	$1,091	$(1,217)	$(372)
Other comprehensive income (loss) before reclassification	7,451	(26,544)	164	(18,929)
Amounts reclassified from accumulated other comprehensive income	468	(14)	100	554
Net current period other comprehensive gain (loss)	7,919	(26,558)	264	(18,375)
Balance at June 30, 2022	$7,673	$(25,467)	$(953)	$(18,747)
The following table presents information about amounts reclassified from accumulated other comprehensive income (loss) to the consolidated statements of income for the periods indicated:

Details about Accumulated Other Comprehensive Income Components	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Statement Where Net Income is Presented
	2023	2022	2023	2022
	(In thousands)
Unrealized gains on securities available for sale:
Realized gains on securities available for sale	$—	$14	$—	$14	Gain on securities, net
Losses on cash flow hedges:
Interest rate contracts	1,346	(146)	2,350	(468)	Interest expense
Amortization of post-retirement plan items:
Net actuarial loss	2	(52)	4	(100)	Compensation and employee benefits
Total tax effect (1)	—	—	—	—	Income tax expense
Total reclassification for the period, net of tax	$1,348	$(184)	$2,354	$(554)
(1) Reflects deferred tax valuation allowance.

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
Derivatives: The fair values of derivatives are based on valuation models using observable market data as of the measurement date (Level 2). The Company’s derivatives are traded in an over-the-counter market where quoted market prices are not always available. Therefore, the fair values of derivatives are determined using quantitative models that utilize multiple market inputs. The inputs will vary based on the type of derivative, but could include interest rates, prices and indices to generate continuous yield or pricing curves, prepayment rates and volatility factors to value the position. The majority of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services.
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

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the fair value of assets and liabilities as of June 30, 2023:

		Fair Value Measurements at June 30, 2023, Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Measured on a recurring basis:
Financial assets
Securities available-for-sale:
U.S. Treasury note	$44,110	$44,110	$—	$—
Corporate bonds	75,000	—	75,000	—
U.S. Government agency obligations	14,697	11,220	3,477	—
Obligations issued by U.S. states and their political subdivisions	16,134	—	16,134	—
Mortgage-backed securities:
Residential one-to-four family	133,592	—	133,592	—
Multifamily	13,171	—	13,171	—
Asset-backed securities	4,219	—	4,219	—
Total securities available-for-sale	300,923	55,330	245,593	—
Derivatives	12,527	—	12,527	—
Total financial assets measured on a recurring basis	$313,450	$55,330	$258,120	$—
Financial Liabilities
Derivatives	$77	$—	$77	$—

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the fair value of assets and liabilities as of December 31, 2022:

		Fair Value Measurements at December 31, 2022, Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Measured on a recurring basis:
Financial assets
Securities available-for-sale:
U.S. Treasury note	$43,759	$43,759	$—	$—
Corporate bonds	76,298	—	76,298	—
U.S. Government agency obligations	15,423	11,295	4,128	—
Obligations issued by U.S. states and their political subdivisions	16,268	—	16,268	—
Mortgage-backed securities:
Residential one-to-four family	140,186	—	140,186	—
Multifamily	18,158	—	18,158	—
Asset-backed securities	4,156	—	4,156	—
Total securities available-for-sale	314,248	55,054	259,194	—
Derivatives	11,091	—	11,091	—
Total financial assets measured on a recurring basis	$325,339	$55,054	$270,285	$—
Financial Liabilities
Derivatives	$—	$—	$—	$—

Measured on a nonrecurring basis:
Nonfinancial assets
Assets held for sale	$917	$—	$917	$—
Other Fair Value Disclosures
Fair value estimates, methods and assumptions for the Company’s financial instruments that are not recorded at fair value on a recurring or non-recurring basis are set forth below.
Securities held-to-maturity: The Company’s debt securities held-to-maturity portfolio is carried at amortized cost less allowance for credit losses. The fair values of debt securities held-to-maturity are provided by a third-party pricing service. The pricing service may use quoted market prices of comparable instruments or a variety of other forms of analysis, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, benchmark yields, credit spreads, default rates, prepayment speeds and non-binding broker quotes.
Loans, net: Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type, such as residential mortgage and consumer. Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and non-performing categories. Estimated fair value of loans is determined using a discounted cash flow model that employs an exit discount rate that reflects the current market pricing for loans with similar characteristics and remaining maturity, adjusted for estimated credit losses inherent in the portfolio at the balance sheet date.
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
The following tables present the book value, fair value, and placement in the fair value hierarchy of financial instruments not recorded at fair values in their entirety on a recurring basis on the Company’s consolidated balance sheets at June 30, 2023 and December 31, 2022. The fair value measurements presented are consistent with Topic 820, Fair Value Measurement, in which fair value represents exit price. These tables exclude financial instruments for which the carrying amount approximates fair value. Financial instruments for which the carrying amount approximates fair value include cash and cash equivalents, other investments, non-maturity deposits, overnight borrowings, and accrued interest, which are excluded from the table below.

		Fair Value Measurements at June 30, 2023, Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Book Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Financial assets
Securities held-to-maturity	$33,615	$—	$27,986	$—
Loans, net	1,567,332	—	—	1,349,811
Financial liabilities
Time deposits	521,074	—	513,745	—
FHLB advances	399,500	—	403,841	—
		Fair Value Measurements at December 31, 2022, Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Book Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Measured on a recurring basis:
Financial assets
Securities held-to-maturity	$33,705	$—	$29,115	$—
Loans, net	1,531,727	—	—	1,332,882
Financial liabilities
Time deposits	416,260	—	408,904	—
FHLB advances	310,500	—	318,688	—

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – REVENUE FROM CONTRACTS WITH CUSTOMERS AND OTHER INCOME
All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income in the statements of income.
The following table presents the Company’s sources of revenue from contracts with customers for the three and six months ended June 30, 2023 and 2022, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Service charges on deposits	$225	$267	$431	$496
Interchange income	13	10	24	19
Total revenue from contracts with customers	$238	$277	$455	$515
Service Charges on Deposit Accounts: The Company earns fees from its deposit customers for transaction-based, account maintenance and, prior to November 1, 2022, overdraft services. Transaction based fees, which include services such as ATM use fees, stop payment charges, statement rendering and wire transfer fees, are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer’s request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Overdraft fees were recognized at the point in time the overdraft occurred. Service charges on deposits are withdrawn from the customer’s account balance.
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

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Income In thousands)
Net (loss) income applicable to common shares	$(1,825)	$40	$(3,034)	$593
Shares
Average number of common shares outstanding	26,314,743	28,522,500	26,184,419	28,522,500
Less: Average unallocated ESOP shares	2,065,029	2,156,176	2,053,402	2,167,521
Average number of common shares outstanding used to calculate basic earnings per common share	24,249,714	26,366,324	24,131,017	26,354,979
Common stock equivalents	—	—	—	—
Average number of common shares outstanding used to calculate diluted earnings per common share	24,249,714	26,366,324	24,131,017	26,354,979
Earnings per common share
Basic	$(0.08)	$—	$(0.13)	$0.02
Diluted	$(0.08)	$—	$(0.13)	$0.02
Excluded from the earnings per share calculation are anti-dilutive equity awards for the three and six months ended June 30, 2023, totaling 1,490,010 and 1,177,136, respectively. There were no securities or other contracts that had a dilutive effect for the three and six months ended June 30, 2022. Due to the Company’s net loss three and six months ended June 30, 2023, the assumed vesting of outstanding restricted stock units had an antidilutive effect on diluted earnings per share.
NOTE 13 - SUBSEQUENT EVENTS
As defined in FASB ASC 855, “Subsequent Events,” subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued or available to be issued. Financial statements are considered issued when they are widely distributed to stockholders and other financial statement users for general use and reliance in a form and format that complies with U.S. GAAP. The Company performed an evaluation and determined that there are no subsequent events to report.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section is intended to assist in the understanding of the financial performance of the Company and its subsidiary through a discussion of our financial condition as of June 30, 2023, and our results of operations for the three and six month periods ended June 30, 2023 and 2022. This section should be read in conjunction with the unaudited interim condensed consolidated financial statements and notes thereto of the Company appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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

Comparison of Operating Results for the Three Months Ended June 30, 2023 and 2022
General. The Company recorded a net loss of $1.8 million for the three months ended June 30, 2023, compared to net income of $40 thousand for the three months ended June 30, 2022.
Interest Income. Interest income increased $4.9 million, or 32.9%, to $19.8 million for the three months ended June 30, 2023 from $14.9 million for the three months ended June 30, 2022, driven by increases in rates paid on all categories of interest-earning assets and an increase in the average balance of loans of $213.7 million. The yield on average interest-earning assets increased 74 basis points to 3.93% for the three months ended June 30, 2023 from 3.19% for the three months ended June 30, 2022.
Interest Expense. Interest expense increased $7.1 million, to $8.9 million for the three months ended June 30, 2023 compared to $1.7 million for the three months ended June 30, 2022, driven by increases in rates paid on interest-bearing liabilities and an increase in the average balance of FHLB advances. Average balances of FHLB advances and time deposits increased $244.4 million and $10.7 million, respectively, while the average balances of interest-bearing core deposits decreased $46.9 million when compared to the second quarter of 2022. The cost of average interest-bearing liabilities increased 170 basis points to 2.18% for the three months ended June 30, 2023 from 0.48% for the three months ended June 30, 2022.
Net Interest Income. For the three months ended June 30, 2023 and 2022, net interest income was $10.9 million and $13.2 million, respectively. Net interest spread decreased 96 basis points to 1.75% and net interest margin decreased 66 basis points to 2.17%.
Provision for Credit Losses. The Company recorded a $143 thousand provision for credit losses for the three months ended June 30, 2023, compared to a $594 thousand provision for loan losses for the same period of 2022. For June 30, 2023, the provision reflected a reserve on loans of $273 thousand, a release of $113 thousand on commitments and letters of credit and a $17 thousand release on securities. As of June 30, 2023, the Allowance for Credit Losses (“ACL”) on loans as a percentage of total loans was 0.91%.
Total non-performing loans decreased by $31 thousand to $7.7 million at June 30, 2023 compared to $7.8 million at December 31, 2022.
Non-interest Income. Non-interest income decreased $114 thousand, or 23.1%, to $380 thousand for the three months ended June 30, 2023 from $494 thousand for the three months ended June 30, 2022. The decrease in non-interest income for the three-month period ending June 30, 2023 were primarily related to loan prepayment fee activity and the absence of overdraft fees. Prepayment fees decreased $42 thousand. Beginning in November 2022, the Company no longer charges overdraft fees; therefore, there were no fees for the second quarter of 2023, while these fees totaled $69 thousand for the second quarter of 2022.
Non-interest Expense. Non-interest expense decreased $51 thousand to $13.0 million for the three months ended June 30, 2023 when compared to the same period in 2022. Excluding the provision for commitments and letters of credit, which prior to January 1, 2023 was recorded in non-interest expense, non-interest expense decreased $159 thousand. This decrease was primarily driven by a $212 thousand decrease in professional fees and a decrease of $69 thousand in compensation and benefits expenses, partially offset by an increase of $210 thousand in occupancy and equipment, an increase of $142 thousand in data processing and an increase of $132 thousand in the FDIC assessment.
Income Tax Expense. The Company’s current tax position reflects the previously established full valuation allowance on its deferred tax assets. At June 30, 2023, the valuation allowance on deferred tax assets was $22.1 million. The Company did not record a tax benefit for the loss incurred during the current quarter due to the full valuation allowance required on its deferred tax assets. The second quarter 2022 effective tax rate of 7.0% was a result of the taxable income produced during the prior year quarter, partially offset by the ability to utilize a portion of the net operating losses that were fully reserved.

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

	Three Months Ended June 30,
	2023			2022
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollar in thousands)
Assets:
Loans (1)	$1,583,057	$16,481	4.18%	$1,369,389	$12,444	3.64%
Mortgage-backed securities	174,398	967	2.22%	205,387	1,066	2.08%
Other investment securities	198,588	1,505	3.04%	208,958	1,144	2.20%
FHLB stock	22,832	342	6.00%	10,121	116	4.60%
Cash and cash equivalents	40,614	470	4.64%	74,242	108	0.58%
Total interest-earning assets	2,019,489	19,765	3.93%	1,868,097	14,878	3.19%
Non-interest earning assets	56,280			68,003
Total assets	$2,075,769			$1,936,100
Liabilities and shareholders' equity:
NOW, savings, and money market deposits	$754,048	2,217	1.18%	$800,918	312	0.16%
Time deposits	442,547	2,956	2.68%	431,813	638	0.59%
Interest-bearing deposits	1,196,595	5,173	1.73%	1,232,731	950	0.31%
FHLB advances	432,137	3,686	3.42%	187,698	766	1.64%
Total interest-bearing liabilities	1,628,732	8,859	2.18%	1,420,429	1,716	0.48%
Non-interest bearing deposits	26,914			48,763
Non-interest bearing other	44,240			46,688
Total liabilities	1,699,886			1,515,880
Total shareholders' equity	375,883			420,220
Total liabilities and shareholders' equity	$2,075,769			$1,936,100
Net interest income		$10,906			$13,162
Net interest rate spread (2)			1.75%			2.71%
Net interest margin (3)			2.17%			2.83%
(1) Average loan balances are net of deferred loan fees and costs, premiums and discounts and includes non-accrual loans.
(2) Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(3) Net interest margin represents net interest income divided by average interest-earning assets.

Comparison of Operating Results for the Six Months Ended June 30, 2023 and 2022
General. The Company recorded a net loss of $3.0 million for the six months ended June 30, 2023, compared to net income of $593 thousand for the six months ended June 30, 2022.
Interest Income. For the six months ended June 30, 2023 and 2022, interest income totaled $38.6 million and $28.5 million, an increase of $10.1 million, or 35.6%, driven primarily by increases in rates earned on all categories of interest-earning assets and an increase in the average balance of loans of $243.0 million. The yield on average interest-earning assets was 3.87% and 3.09% for the six months ended June 30, 2023 and 2022, respectively, an increase of 78 basis points from the prior period.
Interest Expense. For the first half of 2023, interest expense increased $12.4 million to $15.8 million when compared to the 2022 period due primarily to increases in rates paid on interest-bearing liabilities and an increase in the average balance of FHLB advances. FHLB advances for the six months ended June 30, 2023 averaged $396.0 million as the Company borrowed to fund loan growth and to replace deposit outflows. Average deposit balances decreased $15.7 million when compared to the 2022 period. The cost of average interest-bearing liabilities increased 150 basis points to 1.98% for the six months ended June 30, 2023 from 0.48% for the same period in 2022.
Net Interest Income. Net interest income was $22.8 million for the six months ended June 30, 2023 compared to $25.1 million for the six months ended June 30, 2022, a $2.3 million decrease. Net interest spread was 1.89% for the first half of 2023 compared to 2.62%, a decrease of 73 basis points. For the six months ended June 30, 2023 and 2022, the net interest margin was 2.29% and 2.72%, respectively, a decrease of 43 basis points.
Provision for Credit Losses. The provision for credit losses totaled $120 thousand for the six months ended June 30, 2023, compared to a release of provision for loan losses of $358 thousand for the same period of 2022. The provision on loans totaled $362 thousand and there was no provision for securities, while the Company recorded a recovery of provision for commitments and letters of credit of $242 thousand for the six months ended June 30, 2023.
Non-interest Income. For the six months ended June 30, 2023 and 2022, non-interest income was $864 thousand and $1.4 million, respectively. The decrease of $557 thousand, or 39.2%, was primarily due to the reduction in prepayment fees of $540 thousand. In addition, there were no overdraft fees for the first half of 2023, while these fees totaled $138 thousand for the same period in 2022.
Non-interest Expense. Non-interest expense totaled $26.6 million for the six months ended June 30, 2023, an increase of $390 thousand from the same period in 2022. Excluding the provision for commitments and letters of credit, which prior to January 1, 2023 was recorded in non-interest expense, non-interest expense increased $112 thousand. The increase was primarily driven by a $718 thousand increase in compensation and benefits expenses, $311 thousand increase in occupancy and equipment, $265 thousand increase in data processing and a $159 thousand increase in FDIC assessment. These increases were partially offset by a decrease of $719 thousand in advertising expenses and a $523 thousand decrease in professional fees.
Income Tax Expense. The Company’s current tax position reflects the previously established full valuation allowance on its deferred tax assets. At June 30, 2023, the valuation allowance on deferred tax assets was $22.1 million. The Company did not record a tax benefit for the loss incurred during the current quarter due to the full valuation allowance required on its deferred tax assets. The effective tax rate for the first half of 2022 was 8.1% and was the result of the taxable income produced during the first half of 2022, partially offset by the ability to utilize a portion of the net operating losses that were fully reserved.

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

	Six Months Ended June 30,
	2023			2022
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
Assets:
Loans (1)	$1,568,170	$32,050	4.12%	$1,325,134	$24,100	3.67%
Mortgage-backed securities	176,987	1,949	2.22%	188,742	1,788	1.91%
Other investment securities	198,827	3,017	3.06%	203,756	2,164	2.14%
FHLB stock	21,494	649	6.09%	10,032	232	4.66%
Cash and cash equivalents	43,556	932	4.31%	131,158	188	0.29%
Total interest-earning assets	2,009,034	38,597	3.87%	1,858,822	28,472	3.09%
Non-interest earning assets	56,112			72,945
Total assets	$2,065,146			$1,931,767
Liabilities and shareholders' equity:
NOW, savings, and money market deposits	780,362	4,227	1.09%	780,609	548	0.14%
Time deposits	429,465	5,100	2.39%	444,889	1,284	0.58%
Interest-bearing deposits	1,209,827	9,327	1.55%	1,225,498	1,832	0.30%
FHLB advances	396,025	6,423	3.27%	186,605	1,539	1.66%
Total interest-bearing liabilities	1,605,852	15,750	1.98%	1,412,103	3,371	0.48%
Non-interest bearing deposits	30,091			46,213
Non-interest bearing other	44,543			47,482
Total liabilities	1,680,486			1,505,798
Total shareholders' equity	384,660			425,969
Total liabilities and shareholders' equity	$2,065,146			$1,931,767
Net interest income		$22,847			$25,101
Net interest rate spread (2)			1.89%			2.62%
Net interest margin (3)			2.29%			2.72%
(1) Average loan balances are net of deferred loan fees and costs, premiums and discounts and includes non-accrual loans.
(2) Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(3) Net interest margin represents net interest income divided by average interest-earning assets.

Comparison of Financial Condition at June 30, 2023 and December 31, 2022
Total Assets. Total assets increased $37.2 million, or 1.8%, to $2.08 billion at June 30, 2023 from $2.04 billion at December 31, 2022.
Cash and cash equivalents. Cash and cash equivalents increased $4.6 million, or 11%, to $45.8 million at June 30, 2023 from $41.2 million at December 31, 2022 as the Company maintained additional cash on hand ahead of anticipated loan closings.
Securities and other investments. Securities available-for-sale decreased $13.3 million, or 4.2%, to $300.9 million at June 30, 2023 from $314.2 million at December 31, 2022, due to amortization and maturities. Held-to-maturity securities totaled $33.4 million and $33.7 million at June 30, 2023 and December 31, 2022, respectively. Other investments increased $4.4 million to $20.4 million at June 30, 2023 due to an increase in the Federal Home Loan Bank stock held by the Company.
Gross Loans. Gross loans held for investment increased $36.6 million, or 2.4%, to $1.58 billion at June 30, 2023, from $1.55 billion at December 31, 2022. Non-residential real estate loans increased $20.9 million, construction and land loans increased $18.0 million, multifamily loans increased $6.7 million and commercial and industrial increased $5.1 million. Loan fundings totaled $80.0 million, including originations of $26.0 million in non-residential real estate loans, $18.4 million in construction loans and $17.3 million in multifamily loans. In addition, $6.8 million of conforming residential mortgages in New Jersey were purchased during the period.
The following table presents loans at June 30, 2023 and December 31, 2022 allocated by loan category:

	June 30, 2023	December 31, 2022
	(In thousands)
Residential one-to-four family	$580,396	$594,521
Multifamily	696,956	690,278
Non-residential real estate	237,247	216,394
Construction and land	36,032	17,990
Junior liens	21,338	18,477
Commercial and industrial	9,743	4,682
Consumer and other	33	38
Total loans	1,581,745	1,542,380
Deferred fees, costs, premiums and discounts, net (1)	—	2,747
Total loans	1,581,745	1,545,127
Less: Allowance for credit losses	14,413	13,400
Loans receivable, net	$1,567,332	$1,531,727
(1) Deferred fees, costs, premiums and discounts, net, at June 30, 2023 are reflected in the respective loan categories as a result of the adoption of ASU 2016-13.
The table below presents the balance of non-performing loans on the dates indicated:

	June 30, 2023	December 31, 2022
	(In thousands)
Residential one-to-four family	$7,460	$7,498
Multifamily	160	182
Commercial and industrial (including PPP)	65	35
Junior liens	51	52
Total non-performing loans	$7,736	$7,767

Total Deposits. Total deposits were $1.27 billion at June 30, 2023 a decrease of $21.6 million, or 1.68%, from December 31, 2022. Checking and savings accounts decreased $126.4 million, or 14.5%, to $746.2 million at June 30, 2023 from $872.6 million at December 31, 2022. This decrease was partially offset by an increase in time deposits of $104.8 million, or 25.2%, to $521.1 million at June 30, 2023 from $416.3 million at December 31, 2022. The increase in time deposits includes $50.0 million of brokered deposits. Uninsured and uncollateralized deposits to third party customers were $172.5 million, or 14% of total deposits, at the end of the quarter.
The following table presents the totals of deposit accounts by account type, at the dates shown below:

	June 30, 2023	December 31, 2022
	(In thousands)
Non-interest bearing deposits	$26,067	$37,907
NOW and demand accounts (1)	404,407	410,937
Savings (1)	315,713	423,758
Core deposits	746,187	872,602
Time deposits	521,074	416,260
Total deposits	$1,267,261	$1,288,862
(1) Money market accounts are included within the NOW and demand accounts and Savings captions.
Borrowings. The Company had $399.5 million of borrowings at June 30, 2023, an increase of $89.0 million, or 28.7% from $310.5 million at December 31, 2022. Our borrowings consisted solely of Federal Home Loan Bank of New York advances. Of that total, $209.0 million are associated with longer-dated swap agreements. See Note 8, Derivatives and Hedging Activities, of Notes to Consolidated Financial Statements in “Item 1- Financial Statements.”
During 2023, the Company executed $100.0 million of hedges on interest rates with maturities ranging from three to five years. The Company’s hedging program aims to reduce the Company’s sensitivity to interest rate by locking in spread.
Total Shareholders’ Equity. Total shareholders’ equity decreased by $27.2 million, or 6.9%, to $366.5 million at June 30, 2023 compared to $393.7 million at December 31, 2022. The decrease was primarily driven by the repurchase of treasury shares. The Company repurchased approximately 2.76 million shares at a weighted average cost of $10.04 per share.
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
The Company has entered into derivative financial instruments to reduce risk associated with interest rate volatility by matching asset maturities and liability maturities. These derivatives had an aggregate notional amount of $209.0 million as of June 30, 2023.
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
The following table sets forth, at June 30, 2023, the calculation of the estimated changes to the Bank’s net interest income, at the Bank level, that would result from the specified immediate changes in the United States Treasury yield curve. For purposes of this table, 100 basis points equals 1%.

	Net Interest Income
Change in Interest Rates (basis points)	Amount	Change	Percent
	(Dollars in Thousands)
+200	$47,541	$(1,281)	(2.6)%
+100	48,194	(628)	(1.3)
0	48,822	—	—
-100	50,063	1,241	2.5
-200	50,726	1,904	3.9
The following table sets forth, at June 30, 2023, the calculation of the estimated changes in our net portfolio value, at the Bank level, that would result from the specified immediate changes in the United States Treasury yield curve. For purposes of this table, 100 basis points equals 1%.

	EVE
Change in Interest Rates (basis points)	Estimated EVE	Estimated Increase (Decrease)		NPV as a Percent of Portfolio Value of Assets
		Amount	Percent	NPV Ratio	Change
	(Dollars in thousands)
+200	$12,998	$(81,091)	(86.2)%	0.6%	(3.9)
+100	52,720	(41,369)	(44.0)	2.5	(2.0)
0	94,089	—	—	4.5	—
-100	136,337	42,248	44.9	6.6	2.0
-200	178,358	84,269	89.6	8.6	4.1
The tables above indicates that at June 30, 2023, in the event of an instantaneous 100 basis point increase in interest rates, we would experience a 44% decrease in EVE. In the event of an instantaneous 100 basis point decrease in interest rates, we would experience a 45% increase in EVE.

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
The Bank is subject to various regulatory capital requirements administered by the New Jersey Department of Banking and Insurance (“NJDOBI”) and the Federal Deposit Insurance Corporation (“FDIC”). At June 30, 2023, the Bank exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines.

	Actual		Minimum Capital Adequacy		For Classification With Capital Buffer		For Classification as Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2023
Common equity tier 1	$298,101	20.25%	$66,246	4.50%	$103,049	7.00%	$95,689	6.50%
Tier 1 capital	298,101	20.25%	88,328	6.00%	125,131	8.50%	117,771	8.00%
Total capital	313,319	21.28%	117,771	8.00%	154,574	10.50%	147,214	10.00%
Tier 1 (leverage) capital	298,101	14.20%	83,985	4.00%	N/A	N/A	104,981	5.00%

December 31, 2022
Common equity tier 1	$298,132	20.85%	$64,348	4.50%	$100,097	7.00%	$92,947	6.50%
Tier 1 capital	298,132	20.85%	85,797	6.00%	121,546	8.50%	114,396	8.00%
Total capital	313,221	21.90%	114,396	8.00%	150,145	10.50%	142,995	10.00%
Tier 1 (leverage) capital	298,132	14.61%	81,611	4.00%	N/A	N/A	102,013	5.00%

At June 30, 2023, we had outstanding commitments to originate loans of $2.0 million and unused lines of credit of $99.1 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from June 30, 2023 totaled $480.6 million. Management expects, based on historical experience, that a deposit relationship will be retained with a substantial portion of certificate holders. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank of New York advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense. Available borrowing capacity at June 30, 2023 was $363.0 million with Federal Home Loan Bank of New York, a $30.0 million line of credit with a correspondent bank and a $2.5 million line of credit with the Federal Reserve Bank of New York. Total available borrowing capacity is 2.3 times total uninsured and uncollateralized deposits. The estimated fair market value of unencumbered securities totaled $334.2 million or 98.7% of the portfolio at June 30, 2023.
We are a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to originate loans, unused lines of credit and standby letters of credit, which involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. Our exposure to credit loss is represented by the contractual amount of the instruments. We use the same credit policies in making commitments that we do for on-balance sheet instruments. Management believes that our current sources of liquidity are more than sufficient to fulfill our obligations as of June 30, 2023 pursuant to off-balance-sheet arrangements and contractual obligations.
ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1.A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed herein and in Part I, “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K and our most recent prior Quarterly Report on Form 10-Q, which could materially affect the Company’s business, financial condition, or future operating results. The risks described in this report and in the Annual Report on Form 10-K are not the only risks presently facing the Company. Additional risks and uncertainties not currently known to the Company, or currently deemed to be immaterial, also may materially adversely affect the Company's business, financial condition, and/or operating results. There have been no material changes in risk factors from those identified in the Annual Report on Form 10-K or Quarterly Report on Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES. USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
The following table reports information regarding repurchases of our common stock during the quarter ended June 30, 2023, and the stock repurchase plans approved by our Board of Directors.

Period	Total Number of Shares Purchased (1)	Average Price paid Per Share	As part of Publicly Announced Plans or Programs	Yet to be Purchased Under the Plans or Programs (1)
April	722,071	9.79	722,071	1,296,026
May	711,642	9.14	711,642	584,384
June	458,347	10.34	458,347	126,037
Total	1,892,060	$9.68	1,892,060
(1) On July 20, 2022, the Company adopted a program to repurchase up to 2,852,250 shares, or 10%, of its outstanding common stock. As of June 30, 2023, all shares authorized for repurchase pursuant to this program have been repurchased. On April 19, 2023, the Company adopted a program to repurchase up to 1,335,126 shares, or 5%, of its outstanding common stock commencing upon the completion of the Company’s existing stock repurchase program. This program has no expiration date.
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
101
The following materials from the Company’s Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE FOUNDRY BANCORP

Dated:	August 11, 2023	By:	/s/ James D. Nesci
James D. Nesci
Chief Executive Officer
(Principal Executive Officer)

Dated:	August 11, 2023	By:	/s/ Kelly Pecoraro
Kelly Pecoraro
Chief Financial Officer
(Principal Financial Officer)