Form 10-Q
period 2023-09-30
Blue Foundry Bancorp
filed 2023-11-13
CIK 1846017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

As of November 8, 2023 there were 28,522,500 shares issued and 24,924,802 shares outstanding of the Registrant’s Common Stock, par value $0.01 per share.

BLUE FOUNDRY BANCORP
FORM 10-Q

Part I Financial Information
ITEM 1. FINANCIAL STATEMENTS
BLUE FOUNDRY BANCORP
Consolidated Balance Sheets

	September 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
	(In thousands)
ASSETS
Cash and cash equivalents	$52,407	$41,182
Securities available-for-sale, at fair value	283,649	314,248
Securities held-to-maturity, net (fair value of $27,914 at September 30, 2023 and $29,115 at December 31, 2022, and allowance for credit losses of $168 at September 30, 2023 and $0 at December 31, 2022)	33,298	33,705
Other investments	20,515	16,069
Loans held for sale	2,435	—
Loans receivable, net of allowance for credit losses of $13,872 at September 30, 2023 and $13,400 at December 31, 2022	1,557,118	1,531,727
Real estate owned, net	593	—
Interest and dividends receivable	7,787	6,893
Premises and equipment, net	32,031	29,825
Right-of-use assets	25,885	25,906
Bank owned life insurance	21,919	21,576
Other assets	22,939	22,207
Total assets	$2,060,576	$2,043,338
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	$1,253,104	$1,288,862
Advances from the Federal Home Loan Bank	402,500	310,500
Advances by borrowers for taxes and insurance	9,615	9,302
Lease liabilities	27,466	27,324
Other liabilities	8,742	13,632
Total liabilities	1,701,427	1,649,620
Shareholders’ equity
Preferred stock, $0.01 par value, 10,000,000 authorized: none issued	—	—
Common stock $0.01 par value; 70,000,000 shares authorized; 28,522,500 shares issued at September 30, 2023 and December 31, 2022; 25,174,412 and 27,523,219 shares outstanding at September 30, 2023 and December 31, 2022, respectively	285	285
Additional paid-in capital	273,194	279,454
Retained earnings	167,271	171,763
Treasury stock, at cost: 3,348,088 and 999,281 shares at September 30, 2023 and December 31, 2022, respectively	(34,141)	(12,072)
Unallocated common shares held by Employee Stock Ownership Plan	(20,308)	(20,993)
Accumulated other comprehensive loss	(27,152)	(24,719)
Total shareholders’ equity	359,149	393,718
Total liabilities and shareholders’ equity	$2,060,576	$2,043,338
See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Interest and dividend income:
Loans	$16,728	$13,692	$48,778	$37,792
Taxable investment income	3,339	2,571	9,663	6,708
Non-taxable investment income	106	109	329	344
Total interest income	20,173	16,372	58,770	44,844
Interest expense:
Deposits	7,034	1,424	16,361	3,256
Borrowed funds	3,263	1,133	9,686	2,672
Total interest expense	10,297	2,557	26,047	5,928
Net interest income	9,876	13,815	32,723	38,916
Release of provision for credit losses (1)	(717)	(419)	(597)	(777)
Net interest income after release of credit losses	10,593	14,234	33,320	39,693
Non-interest income:
Fees and service charges	291	650	833	1,815
Gain on securities, net	—	—	—	14
Gain on sale of loans	—	—	159	—
Other income	78	149	241	391
Total non-interest income	369	799	1,233	2,220
Non-interest expense:
Compensation and benefits	6,640	7,433	21,552	21,627
Occupancy and equipment	2,104	1,921	6,210	5,716
Data processing	1,473	1,559	4,609	4,430
Advertising	85	125	234	993
Professional services	646	1,012	2,390	3,279
Provision for (release of) losses on commitments and letters of credit (1)	—	170	—	(108)
Federal deposit insurance premiums	263	98	599	275
Other expense	1,183	1,351	3,425	3,692
Total non-interest expenses	12,394	13,669	39,019	39,904
(Loss) income before income tax expense	(1,432)	1,364	(4,466)	2,009
Income tax expense	—	123	—	175
Net (loss) income	$(1,432)	$1,241	$(4,466)	$1,834
Basic (loss) earnings per share	$(0.06)	$0.05	$(0.18)	$0.07
Diluted (loss) earnings per share	$(0.06)	$0.05	$(0.18)	$0.07
Weighted average shares outstanding - basic	23,278,490	26,128,851	24,289,599	26,278,775
Weighted average shares outstanding - diluted (2)	23,278,490	26,246,039	24,289,599	26,318,267
(1) The Company adopted ASU 2016-13 as of January 1, 2023. Prior year periods have not been restated.
(2) The assumed vesting of outstanding restricted stock units had an antidilutive effect on diluted earnings per share due to the Company’s net loss for the 2023 periods.

See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP
Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Net (loss) income	$(1,432)	$1,241	$(4,466)	$1,834
Other comprehensive income loss, net of tax (1):
Unrealized loss on securities available-for-sale:
Unrealized loss arising during the period	(5,926)	(12,968)	(5,687)	(39,512)
Reclassification adjustment for gain included in net income	—	—	—	(14)
	(5,926)	(12,968)	(5,687)	(39,526)
Unrealized gain (loss) on cash flow hedge:
Unrealized gain arising during the period	3,435	4,294	7,144	11,745
Reclassification adjustment for (gain) loss included in net income	(1,535)	(198)	(3,885)	270
	1,900	4,096	3,259	12,015
Post-Retirement plans:
Net benefit arising from plan amendment (2)	—	—	—	164
Reclassification adjustment for amortization of:
Net actuarial (gain) loss	(1)	65	(5)	165
	(1)	65	(5)	329
Total other comprehensive loss, net of tax (1)	(4,027)	(8,807)	(2,433)	(27,182)
Comprehensive loss	$(5,459)	$(7,566)	$(6,899)	$(25,348)
(1) Reflects deferred tax valuation allowance.
(2) Benefit arising from plan amendment approved in June 2022.

See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP
Consolidated Statements of Changes in Shareholders’ Equity
Three Months Ended September 30, 2022 and 2023
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Unallocated Common Stock Held by ESOP	Total Shareholders’ Equity
	Shares	Par Value
	(In thousands, except share data)
Balance at June 30, 2022	28,522,500	$285	$282,154	$170,050	$—	$(18,747)	$(21,449)	$412,293
Net income	—	—	—	1,241	—	—	—	1,241
Other comprehensive loss	—	—	—	—	—	(8,807)	—	(8,807)
Purchase of Treasury stock	(666,689)	—	—	—	(7,781)	—	—	(7,781)
Treasury stock allocated to restricted stock plan	299,481	—	(3,456)	(90)	3,546	—	—	—
Compensation cost for stock options and restricted stock	—	—	125	—	—	—	—	125
ESOP shares committed to be released (22,818 shares)	—	—	38	—	—	—	229	267
Balance at September 30, 2022	28,155,292	$285	$278,861	$171,201	$(4,235)	$(27,554)	$(21,220)	$397,338

Balance at June 30, 2023	25,493,422	285	$272,267	$168,703	$(31,060)	$(23,125)	$(20,536)	$366,534
Net loss	—	—	—	(1,432)	—	—	—	(1,432)
Other comprehensive loss	—	—	—	—	—	(4,027)	—	(4,027)
Purchase of Treasury stock	(298,210)	—	—	—	(2,835)	—	—	(2,835)
Treasury stock allocated to restricted stock plan	(20,800)	—	246	—	(246)	—	—	—
Compensation cost for stock options and restricted stock	—	—	693	—	—	—	—	693
ESOP shares committed to be released (22,818 shares)	—	—	(12)	—	—	—	228	216
Balance at September 30, 2023	25,174,412	$285	$273,194	$167,271	$(34,141)	$(27,152)	$(20,308)	$359,149

See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP
Consolidated Statements of Changes in Shareholders’ Equity
Nine Months Ended September 30, 2022 and 2023
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Unallocated Common Stock Held by ESOP	Total Shareholders’ Equity
	Shares	Par Value
	(In thousands, except share data)
Balance at December 31, 2021	28,522,500	$285	$282,006	$169,457	$—	$(372)	$(21,905)	$429,471
Net income	—	—	—	1,834	—	—	—	1,834
Other comprehensive loss	—	—	—	—	—	(27,182)	—	(27,182)
Purchase of Treasury stock	(666,689)	—	—	—	(7,781)	—	—	(7,781)
Treasury stock allocated to restricted stock plan	299,481	—	(3,456)	(90)	3,546	—	—	—
Compensation cost for stock options and restricted stock	—	—	125	—	—	—	—	125
ESOP shares committed to be released (68,454 shares)	—	—	186	—	—	—	685	871
Balance at September 30, 2022	28,155,292	$285	$278,861	$171,201	$(4,235)	$(27,554)	$(21,220)	$397,338

Balance at December 31, 2022	27,523,219	$285	$279,454	$171,763	$(12,072)	$(24,719)	$(20,993)	$393,718
Cumulative effect of adopting ASU No. 2016-13	—	—	—	(18)	—	—	—	(18)
Cumulative effect of adopting ASU No. 2022-02	—	—	—	(8)	—	—	—	(8)
Net loss	—	—	—	(4,466)	—	—	—	(4,466)
Other comprehensive loss	—	—	—	—	—	(2,433)	—	(2,433)
Purchase of Treasury stock	(3,060,787)	—	—	—	(30,480)	—	—	(30,480)
Treasury stock allocated to restricted stock plan	711,980	—	(8,411)	—	8,411	—	—	—
Compensation cost for stock options and restricted stock	—	—	2,137	—		—	—	2,137
ESOP shares committed to be released (68,454 shares)	—	—	14	—	—	—	685	699
Balance at September 30, 2023	25,174,412	$285	$273,194	$167,271	$(34,141)	$(27,152)	$(20,308)	$359,149

See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
	(In thousands)
Cash flows from operating activities
Net (loss) income	$(4,466)	$1,834
Adjustments to reconcile net (loss) income to net cash (used in) operating activities:
Depreciation and amortization of premises and equipment	2,072	1,973
Change in right-of-use asset	2,109	1,943
(Accretion) amortization of:
Deferred loan fees, costs, and discounts, net	(479)	(451)
Premiums and discounts on securities	810	819
Change in deferred taxes	—	175
Release of provision for credit losses	(597)	(777)
Gain on sales and calls of securities	—	(14)
Proceeds from sales of loans held for sale	2,408	—
Gains on sale of loans, net	(159)	—
Origination of loans held for sale	(4,684)	—
Loss on disposal of premises and equipment	13	—
Increase in bank owned life insurance cash surrender value	(343)	(350)
ESOP and stock-based compensation expense	2,836	996
Increase in interest and dividends receivable	(894)	(1,059)
Decrease (increase) in other assets	2,049	(2,261)
(Decrease) increase in other liabilities	(3,642)	483
Change in lease liability	(1,946)	(1,844)
Net cash (used in) provided by operating activities	(4,913)	1,467
Cash flows from investing activities
Net originations of loans receivable	(19,217)	(120,056)
Purchases of residential mortgage loans	(6,804)	(86,369)
Purchases of securities available-for-sale	—	(80,039)
Purchases of securities held-to-maturity	—	(7,600)
Proceeds from sales and calls of securities available for sale	2,520	2,408
Principal payments and maturities on securities available-for-sale	21,821	40,828
Purchases of other investments	—	(150)
Purchase of Federal Home Loan Bank stock	(48,425)	(12,548)
Redemption of Federal Home Loan Bank stock	43,875	7,493
Proceeds from bank owned life insurance	582	—
Proceeds from disposal of fixed assets	38	—
Purchases of premises and equipment	(4,329)	(4,841)
Net cash used in investing activities	(9,939)	(260,874)
Cash flows from financing activities
Net (decrease) increase in deposits	(35,758)	19,457
Proceeds from advances from Federal Home Loan Bank	1,848,000	646,000
Repayments of advances from Federal Home Loan Bank	(1,756,000)	(536,000)
Net increase in advances by borrowers for taxes and insurance	313	1,344
Purchase of treasury stock	(30,478)	(7,516)
Net cash provided by financing activities	26,077	123,285
Net increase (decrease) in cash and cash equivalents	11,225	(136,122)
Cash and cash equivalents at beginning of period	41,182	193,446
Cash and cash equivalents at end of period	$52,407	$57,324

See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
	(In thousands)
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$24,794	$5,974
Income taxes	36	190
Supplemental noncash disclosures
Transfers of assets to held for sale	—	917
Transfers of loans to other real estate owned	593	—
Lease liabilities arising from obtaining right-of-use assets	2,088	2,023

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
Basis of Financial Statement Presentation: The consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles. Certain information and note disclosures usually included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for the preparation of the Quarterly Reports on Form 10-Q and with Regulation S-X. The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the consolidated balance sheets and the consolidated statements of income for the periods presented. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheets and revenues and expenses for the period. Actual results could differ from those estimates. Some items in the prior year financial statements may be reclassified to conform to the current presentation. Reclassifications had no effect on prior year net income or shareholders’ equity. The results of operations and other data presented for the three and nine months ended September 30, 2023 are not necessarily indicative of the results of operations that may be expected for subsequent periods or the full year results. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed on March 30, 2023.
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
Adoption of New Accounting Standards: The Company adopted Accounting Standards Update (“ASU”) 2020-04, “Reference Rate Reform (“ASU 2020-04”): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts and hedging relationships, subject to meeting certain criteria, that reference the London Inter-Bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance was effective for all entities as of March 12, 2020 through December 31, 2022. However, in December 2022, the FASB issued ASU 2022-06, deferring the sunset date to December 31, 2024. The Company has evaluated the regulatory requirements to cease the use of LIBOR and has put in place systems and capabilities for this purpose. The adoption did not have a material impact on the Company’s consolidated financial statements.

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company adopted ASU No. 2016-13, “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments,” which replaces the incurred loss model for loans and other financial assets with an expected loss model and is referred to as the current expected credit loss (“CECL”) model. The Company adopted ASU 2016-13 using the modified retrospective method for all financial assets measured at amortized cost and off-balance-sheet credit exposures. The adoption of the new standard resulted in the Company recording an increase in the allowances for credit losses of $18 thousand, comprised of an increase of $660 thousand on loans, establishing a $170 thousand reserve on held-to-maturity securities and a reversal in the reserve for commitments and letters of credit of $811 thousand. There was no allowance for credit losses required on available-for-sale securities. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loans receivable and held-to maturity debt securities. It also applies to off-balance-sheet credit exposures (loan commitments, standby letters of credit, financial guarantees and other similar instruments) and net investments in certain leases recognized by a lessor. In addition, the amendments in ASU 2016-13 require credit losses on available-for-sale securities to be presented as a valuation allowance rather than a direct write-down on the basis of the securities. Results for reporting periods beginning after January 1, 2023, are presented under CECL, while prior period amounts continue to be presented under previously-applied U.S. GAAP.
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
The Company measures expected credit losses of financial assets on a collective portfolio segment basis when the financial assets share similar risk characteristics. The Company generally measures expected credit losses using discounted cash flows (“DCF”) models at the portfolio segment level, whereby the total shortfall in comparing the portfolio segment DCFs to the amortized cost basis reflects management’s estimate of expected credit losses.
Our CECL models for loans includes the following major items:
–a historical loss period, which represents a full economic credit cycle utilizing loss experience including peer bank historical loss data, to calculate probabilities of default at the portfolio segment level;
–macroeconomic variable forecasts, including the national housing price index, unemployment and gross domestic product, to adjust probabilities of default over a reasonable and supportable forecast period of one year, based on management’s current review of the reliability of extended forecasts;
–a reversion period of one year to adjust probabilities of default (after the reasonable and supportable forecast period) to historical means using a straight-line approach;
–a risk index that measures loss given defaults as a function of probabilities of default at the portfolio segment level;

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
The allowance for credit losses on held-to-maturity debt securities is initially recognized upon acquisition of the securities, and subsequently remeasured on a recurring basis. Expected credit losses on held-to-maturity debt securities through the life of the financial instrument are estimated and recognized as an allowance for credit losses on the balance sheet with a corresponding adjustment to current earnings. Subsequent favorable or unfavorable changes in expected cash flow will decrease or increase the allowance for credit losses through a charge to the provision for credit losses.
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

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Accounting Standards Not Yet Adopted: As an “emerging growth company” as defined in Title 1 of the Jumpstart Our Business Startups (“JOBS”) Act, the Company elected to use the extended transition period to delay the adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements were made applicable to private companies.
NOTE 2 – SECURITIES
The amortized cost of securities available-for-sale and their estimated fair values at September 30, 2023 and December 31, 2022 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
September 30, 2023
U.S. Treasury note	$46,935	$—	$(2,698)	$44,237
Corporate bonds	79,052	59	(6,466)	72,645
U.S. Government agency obligations	15,290	—	(607)	14,683
Obligations issued by U.S. states and their political subdivisions	15,594	—	(793)	14,801
Mortgage-backed securities:
Residential one-to-four family	153,360	—	(29,732)	123,628
Multifamily	13,765	—	(1,418)	12,347
Asset-backed securities	1,523	—	(215)	1,308
Total	$325,519	$59	$(41,929)	$283,649

December 31, 2022
U.S. Treasury note	$46,937	$—	$(3,178)	$43,759
Corporate bonds	81,725	4	(5,431)	76,298
U.S. Government agency obligations	16,367	—	(944)	15,423
Obligations issued by U.S. states and their political subdivisions	16,559	49	(340)	16,268
Mortgage-backed securities:
Residential one-to-four family	164,843	—	(24,657)	140,186
Multifamily	19,475	—	(1,317)	18,158
Asset-backed securities	4,525	—	(369)	4,156
Total	$350,431	$53	$(36,236)	$314,248

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost of securities held-to-maturity, allowance for credit losses and their estimated fair values at September 30, 2023 and December 31, 2022, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
September 30, 2023
Corporate bonds	$18,600	$—	$(3,567)	$15,033
Asset-backed securities	14,866	—	(1,985)	12,881
Total	$33,466	$—	$(5,552)	$27,914
Allowance for credit loss				(168)
				$27,746
December 31, 2022
Corporate bonds	$18,600	$—	$(2,281)	$16,319
Asset-backed securities	15,105	—	(2,309)	12,796
Total	$33,705	$—	$(4,590)	$29,115
At September 30, 2023, the allowance for credit losses on securities held-to-maturity totaled $168 thousand and related to the corporate bonds. The asset-backed securities are in a AAA tranche determined by a third party. No loss is expected on these securities.
There were no sales of available-for-sale securities for the three and nine months ended September 30, 2023. There were no sales of securities in the third quarter of 2022, while proceeds from sales of securities available-for-sale totaled $2.4 million resulting in gross realized gains of $14 thousand and no gross realized losses for the nine months ended September 30, 2022. Securities pledged at September 30, 2023 and December 31, 2022, had a carrying amount of $5.8 million and $4.2 million, respectively, and were pledged to secure public deposits and our credit line with the Federal Reserve Bank.
The amortized cost and fair value of debt securities are shown below by contractual maturity as of September 30, 2023. Expected maturities on mortgage and asset-backed securities generally exceed 20 years; however, they may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. Securities not due at a single maturity are shown separately.

	Amortized Cost (1)	Estimated Fair Value
	(In thousands)
Available-for-sale
Due in one year or less	$45,805	$44,887
Due from one year to five years	86,865	81,504
Due from five to ten years	20,619	16,471
Due after ten years	3,582	3,504
Mortgage-backed and asset-backed securities	168,648	137,283
Total	$325,519	$283,649
Held-to-maturity
Due from one year to five years	$16,600	$13,419
Due from five to ten years	2,000	1,614
Mortgage-backed and asset-backed securities	14,866	12,881
Total	$33,466	$27,914
(1) Excludes the allowance for credit losses on held-to-maturity securities at September 30, 2023.

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
The table below indicates the credit profile of the Company’s debt securities held-to-maturity at amortized cost at September 30, 2023.

	AAA	A1	BBB+	BBB	BBB-	Total
	(In thousands)
Corporate bonds	$—	$—	$1,600	$11,000	$6,000	$18,600
Asset-backed securities	8,886	5,980	—	—	—	14,866
Total held-to-maturity	$8,886	$5,980	$1,600	$11,000	$6,000	$33,466
At September 30, 2023, there was one security with a value of $2.0 million included in the BBB rating that had a split rating.

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize available-for-sale securities with unrealized losses at September 30, 2023 and December 31, 2022, aggregated by major security type and length of time in a continuous loss position.

	Less than 12 Months		12 Months or More		Total
	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Number of Securities	Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
September 30, 2023
U.S. Treasury note	$—	$—	$(2,698)	$44,237	5	$(2,698)	$44,237
Corporate bonds	—	—	(6,466)	60,421	27	(6,466)	60,421
U.S. Government agency obligations	—	—	(607)	14,683	4	(607)	14,683
Obligations issued by U.S. states and their political subdivisions	(175)	7,924	(618)	6,877	16	(793)	14,801
Mortgage-backed securities:
Residential one-to-four family	—	8	(29,732)	123,617	51	(29,732)	123,625
Multifamily	—	—	(1,418)	12,347	6	(1,418)	12,347
Asset-backed securities	—	—	(215)	1,308	1	(215)	1,308
Total	$(175)	$7,932	$(41,754)	$263,490	110	$(41,929)	$271,422
December 31, 2022
U.S. Treasury note	$(1,342)	$28,670	$(1,836)	$15,089	5	$(3,178)	$43,759
Corporate bonds	(3,608)	58,509	(1,823)	15,522	31	(5,431)	74,031
U.S. Government agency obligations	(5)	696	(939)	14,727	5	(944)	15,423
Obligations issued by U.S. states and their political subdivisions	(65)	5,641	(275)	1,568	8	(340)	7,209
Mortgage-backed securities:
Residential one-to-four family	(8,273)	60,986	(16,384)	79,189	49	(24,657)	140,175
Multifamily	(1,166)	17,689	(151)	469	5	(1,317)	18,158
Asset-backed securities	—	—	(369)	4,156	2	(369)	4,156
Total	$(14,459)	$172,191	$(21,777)	$130,720	105	$(36,236)	$302,911
Of the available-for-sale securities in an unrealized loss position at September 30, 2023, 66 are comprised of U.S. Government agency obligations, Treasury notes, and mortgage-backed securities. These securities were all issued by U.S. Government-sponsored entities and agencies, which the government has affirmed its commitment to support. Corporate bonds, obligations issued by U.S. states and their political subdivisions and asset-backed securities in an unrealized loss position all experienced a decline in fair value, which is attributable to changes in interest rates and liquidity, not credit quality. The Company also does not intend to sell these securities, nor does it foresee being required to sell them before the anticipated recovery or maturity.
The following tables summarizes held-to-maturity securities with unrealized losses at September 30, 2023 and December 31, 2022, aggregated by major security type and length of time in a continuous loss position.

	Less than 12 Months		12 Months or More		Total
	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Number of Securities	Unrealized Losses	Estimated Fair Value
	(In thousands)
September 30, 2023
Corporate Bonds	(379)	2,621	(3,188)	12,412	9	(3,567)	15,033
Asset-backed securities	—	—	(1,985)	12,881	2	(1,985)	12,881
Total	$(379)	$2,621	$(5,173)	$25,293	11	$(5,552)	$27,914

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Less than 12 Months		12 Months or More		Total
	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Number of Securities	Unrealized Losses	Estimated Fair Value
	(In thousands)
December 31, 2022
Corporate Bonds	(1,177)	10,423	(1,104)	5,896	9	(2,281)	16,319
Asset-backed securities	—	—	(2,310)	12,796	2	(2,310)	12,796
Total	$(1,177)	$10,423	$(3,414)	$18,692	11	$(4,591)	$29,115
The held-to-maturity securities in an unrealized loss position at September 30, 2023, are corporate bonds and asset-backed securities, which experienced a decline in fair value attributable to changes in interest rates and liquidity, not credit quality. The Company also does not intend to sell these securities, nor does it foresee being required to sell them before the anticipated recovery or maturity.
NOTE 3 – LOANS RECEIVABLE
The Company adopted ASU 2016-13 on January 1, 2023. All disclosures as of September 30, 2023 are presented in accordance with ASU 2016-13. The Company did not reclassify comparative financial periods and has presented those disclosures under previously-applied U.S. GAAP.
A summary of loans receivable, net at September 30, 2023 and December 31, 2022, follows:

September 30, 2023
(In thousands)
Residential one-to-four family	$567,384
Multifamily	689,966
Non-residential	236,325
Construction	45,064
Junior liens	22,297
Commercial and industrial	9,904
Consumer and other	50
Total loans	1,570,990
Allowance for credit losses on loans (1)	(13,872)
Loans receivable, net	$1,557,118

December 31, 2022
(In thousands)
Residential one-to-four family	$594,521
Multifamily	690,278
Non-residential	216,394
Construction	17,990
Junior liens	18,477
Commercial and industrial	4,682
Consumer and other	38
Total gross loans	1,542,380
Deferred fees, costs and premiums and discounts, net	2,747
Total loans	1,545,127
Allowance for loan losses	(13,400)
Loans receivable, net	$1,531,727
(1) For more information, see Footnote 4 - Allowance for Credit Losses.

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Loans are recorded at amortized cost, which includes principal balance, net deferred fees or costs, premiums and discounts. The Company elected to exclude accrued interest receivable from amortized cost. Accrued interest receivable is reported separately in the consolidated balance sheets and totaled $6.0 million and $5.3 million at September 30, 2023 and December 31, 2022, respectively. Loan origination fees and certain direct loan origination costs are deferred and the net fee or cost is recognized in interest income as an adjustment of yield. At September 30, 2023, net deferred loan fees are included in loans by respective segment and totaled $2.2 million.
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
Credit Quality Indicators
The Company categorizes loans into risk categories based on relevant information about the quality and realizable value of collateral, if any, and the ability of borrowers to service their debts such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans by credit risk. This analysis is performed whenever credit is extended, renewed, or modified, or when an observable event occurs indicating a potential decline in credit quality, and no less than annually for large balance loans. The Company used the following definitions for risk ratings for loan classification:
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

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Loss – Assets classified as loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted.  This classification does not mean that the asset has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off the asset even though partial recovery may be effected in the future.
The following table presents the risk category of loans by class of loan and vintage as of September 30, 2023:

	Term Loans by Origination Year
	2023	2022	2021	2020	2019	Pre-2019	Revolving Loans	Total
	(in thousands)
Residential one-to-four family
Pass	$12,286	$98,347	$116,375	$14,973	$18,839	$300,468	$—	$561,288
Special mention	—	—	—	—	—	204	—	204
Substandard	—	—	—	—	—	5,892	—	5,892
Total	12,286	98,347	116,375	14,973	18,839	306,564	—	567,384
Multifamily
Pass	17,196	283,153	159,490	35,620	59,653	134,374	—	689,486
Special mention	—	—	—	—	—	327	—	327
Substandard	—	—	—	—	—	153	—	153
Total	17,196	283,153	159,490	35,620	59,653	134,854	—	689,966
Non-residential
Pass	27,219	119,960	14,858	15,196	5,432	52,738	—	235,403
Special mention	—	—	—	—	—	922	—	922
Total	27,219	119,960	14,858	15,196	5,432	53,660	—	236,325
Construction
Pass	13,750	16,215	15,099	—	—	—	—	45,064
Total	13,750	16,215	15,099	—	—	—	—	45,064
Junior liens
Pass	4,374	5,820	1,209	324	1,823	8,697	—	22,247
Substandard	—	—	—	—	—	50	—	50
Total	4,374	5,820	1,209	324	1,823	8,747	—	22,297
Commercial and industrial
Pass	6,627	107	3,000	123	—	—	—	9,857
Substandard (1)	—	—	47	—	—	—	—	47
Total	6,627	107	3,047	123	—	—	—	9,904
Consumer and other
Pass	29	—	—	—	—	—	21	50
Total	29	—	—	—	—	—	21	50
Total gross loans	$81,481	$523,602	$310,078	$66,236	$85,747	$503,825	$21	$1,570,990
(1) Balance represents PPP loans which carry the federal guarantee of the SBA.

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the risk category of loans by class of loans as of December 31, 2022:

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
Past Due and Non-accrual Loans
The following table presents the recorded investment in past due and current loans by loan portfolio class as of September 30, 2023 and December 31, 2022:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans Receivable
	(In thousands)
September 30, 2023
Residential one-to-four family	$—	$—	$4,954	$4,954	$562,430	$567,384
Multifamily	—	—	—	—	689,966	689,966
Non-residential	—	—	—	—	236,325	236,325
Construction	—	—	—	—	45,064	45,064
Junior liens	—	—	50	50	22,247	22,297
Commercial and industrial	—	—	47	47	9,857	9,904
Consumer and other	—	—	—	—	50	50
Total	$—	$—	$5,051	$5,051	$1,565,939	$1,570,990

December 31, 2022
Residential one-to-four family	$—	$845	$6,738	$7,583	$589,671	$597,254
Multifamily	—	—	182	182	690,508	690,690
Non-residential	—	—	—	—	216,061	216,061
Construction	—	—	—	—	17,799	17,799
Junior liens	—	—	52	52	18,579	18,631
Commercial and industrial	—	—	96	96	4,557	4,653
Consumer and other	—	—	—	—	39	39
Total	$—	$845	$7,068	$7,913	$1,537,214	$1,545,127

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information on non-accrual loans at September 30, 2023:

	Non-accrual	Interest Income Recognized on Non-accrual Loans	Amortized Cost Basis of Loans >= 90 Day Past Due and Still Accruing	Amortized Cost Basis of Non-accrual Loans Without Related Allowance
	(In thousands)
Residential one-to-four family	$5,889	$—	$—	$5,889
Multifamily	153	—	—	153
Junior liens	50	—	—	50
Commercial and industrial	47	—	—	47
Total	$6,139	$—	$—	$6,139
The following table presents the recorded investment in non-accrual loans at December 31, 2022:

	Non-accrual	Loans Past Due 90 Days and Still Accruing
	(In thousands)
Residential one-to-four family	$7,498	$—
Multifamily	182	—
Junior liens	52	—
Commercial and industrial (1)	35	61
Total	$7,767	$61
(1) Loans 90 days past due and accruing were comprised of PPP loans which carry the federal guarantee of the SBA.
The Company had $2.4 million of loans held-for-sale at September 30, 2023 and no loans held-for-sale at December 31, 2022. Gains and losses on sales of loans are specifically identified and accounted for in accordance with U.S. GAAP.
Impaired Loans
The following table presents, under previously applicable U.S. GAAP, information related to impaired loans by class of loans at and as of September 30, 2022 and at December 31, 2022:

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
The Company adopted ASU 2022-02 on January 1, 2023. Modifications made to borrowers experiencing financial difficulty may include principal forgiveness, interest rate reductions, other than insignificant payment delays, terms extensions or a combination thereof. At September 30, 2023, loans with modifications to borrowers experiencing financial difficulty totaled $5.5 million. These loans included one construction loan of $3.5 million and one residential loan of $374 thousand related to term extensions and two residential loans of $1.6 million related to other than insignificant payment delays. The Company did not reclassify comparative financial periods and has presented those disclosures under previously-applied U.S. GAAP.
Prior to the adoption of ASU 2022-02, the Company classified certain loans as troubled debt restructuring (“TDR”) loans when credit terms to a borrower in financial difficulty were modified in accordance with ASC 310-40. The total recorded investment of loans whose terms were modified in TDRs was $4.8 million as of December 31, 2022. The Company allocated $27 thousand of specific reserves to TDR loans as of December 31, 2022. The modification of the terms of TDR loans may have included one or a combination of the following: a reduction of the stated interest rate of the loan, short-term deferral of payment, or an extension of the maturity date.
A TDR loan was considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no TDRs for which there was a payment default within twelve months following the modification during the period ended September 30, 2022. There were no TDRs during the three months ended September 30, 2022 and TDRs totaled $453 thousand during the nine months ended September 30, 2022.
The Company had $3.8 million and $4.5 million in consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process at September 30, 2023 and December 31, 2022, respectively. At September 30, 2023, the Company had one one-to-four family loan with a carrying value of $593 thousand in real estate owned. There was no real estate owned at December 31, 2022.

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
Allowance for Credit Losses - Loans
The allowance for credit losses on loans is summarized in the following table:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Balance at beginning of period	$14,413	$14,050	$13,400	$14,425
Impact of adopting ASU 2016-13 and ASU 2022-02	—	—	668	—
Charge-offs	(29)	(33)	(47)	(52)
Recoveries	2	2	3	4
Net charge-offs	(27)	(31)	(44)	(48)
Recovery of provision for credit loss on loans	(514)	(419)	(152)	(777)
Balance at end of period	$13,872	$13,600	$13,872	$13,600

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the activity in the Company’s allowance for credit losses by class of loans based on the analysis performed for the three months ended September 30, 2023 and 2022:

	Balance at June 30, 2023	Charge-offs	Recoveries	(Recovery of) Provision for Credit Loss - Loans	Balance at September 30, 2023
	(In thousands)
Residential one-to-four family	$1,994	$(18)	$—	$(10)	$1,966
Multifamily	7,017	—	—	(194)	6,823
Non-residential	3,813	—	—	(85)	3,728
Construction	1,428	—	—	(261)	1,167
Commercial and industrial	111	—	—	23	134
Junior liens	50	—	—	4	54
Consumer and other	—	(11)	2	9	—
Total	$14,413	$(29)	$2	$(514)	$13,872

	Balance at June 30, 2022	Charge-offs	Recoveries	(Recovery of) Provision for Loan Loss	Balance at September 30, 2022
	(In thousands)
Residential one-to-four family	$2,582	$—	$—	$(35)	$2,547
Multifamily	5,139	—	—	920	6,059
Non-residential	3,640	—	—	(536)	3,104
Construction	2,094	—	—	(813)	1,281
Commercial and industrial	42	—	—	6	48
Junior liens	468	—	—	—	468
Consumer and other	—	(33)	2	31	—
Unallocated	85	—	—	8	93
Total	$14,050	$(33)	$2	$(419)	$13,600

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the activity in the Company’s allowance for credit losses by class of loans based on the analysis performed for the nine months ended September 30, 2023 and 2022:

	Balance at December 31, 2022	Impact of adopting ASU 2016-13 and ASU 2022-02	Charge-offs	Recoveries	(Recovery of) Provision for Credit Loss - Loans	Balance at September 30, 2023
	(In thousands)
Residential one-to-four family	$2,264	$(183)	$(18)	$—	$(97)	$1,966
Multifamily	5,491	2,057	—	—	(725)	6,823
Non-residential	3,357	146	—	—	225	3,728
Construction	1,697	(832)	—	—	302	1,167
Commercial and industrial	47	(23)	—	—	110	134
Junior liens	451	(405)	—	—	8	54
Consumer and other	—	1	(29)	3	25	—
Unallocated	93	(93)	—	—	—	—
Total	$13,400	$668	$(47)	$3	$(152)	$13,872

	Balance at December 31, 2021	Charge-offs	Recoveries	(Recovery of) Provision for Loan Loss	Balance at September 30, 2022
	(In thousands)
Residential one-to-four family	$2,822	$—	$—	$(275)	$2,547
Multifamily	5,263	—	—	796	6,059
Non-residential	2,846	—	—	258	3,104
Construction	2,678	—	—	(1,397)	1,281
Commercial and industrial	51	—	—	(3)	48
Junior liens	636	—	—	(168)	468
Consumer and other	38	(52)	4	10	—
Unallocated	91	—	—	2	93
Total	$14,425	$(52)	$4	$(777)	$13,600
During the three and nine months ended September 30, 2023, one residential loan, that was originated in 2006, had a charge-off of $18 thousand. The loan was transferred to other real estate owned in the third quarter of 2023. Consumer and other charge-offs relate to overdrafts, which were originated in 2023, as it is our policy to charge these off within 60 days of occurrence.

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table represents the allocation of allowance for loan losses and the related recorded investment, including deferred fees and costs, in loans by loan portfolio segment, disaggregated based on the impairment methodology at September 30, 2023 and December 31, 2022:

	Loans			Allowance for Credit Losses on Loans
September 30, 2023	Individually Evaluated	Collectively Evaluated	Total	Individually Evaluated	Collectively Evaluated	Total
	(In thousands)
Residential one-to-four family	$6,328	$561,056	$567,384	$—	$1,966	$1,966
Multifamily	—	689,966	689,966	—	6,823	6,823
Non-residential	—	236,325	236,325	—	3,728	3,728
Construction	—	45,064	45,064	—	1,167	1,167
Commercial and industrial	—	9,904	9,904	—	134	134
Junior liens	50	22,247	22,297	—	54	54
Consumer and other	—	50	50	—	—	—
Total	$6,378	$1,564,612	$1,570,990	$—	$13,872	$13,872

	Loans			Allowance for Loan Losses
December 31, 2022	Individually Evaluated	Collectively Evaluated	Total	Individually Evaluated	Collectively Evaluated	Total
	(In thousands)
Residential one-to-four family	$8,418	$588,836	$597,254	$27	$2,237	$2,264
Multifamily	516	690,174	690,690	—	5,491	5,491
Non-residential	2,671	213,390	216,061	—	3,357	3,357
Construction	—	17,799	17,799	—	1,697	1,697
Commercial and industrial (1)	—	4,653	4,653	—	47	47
Junior liens	52	18,579	18,631	—	451	451
Consumer and other	—	39	39	—	—	—
Unallocated	—	—	—	—	93	93
Total	$11,657	$1,533,470	$1,545,127	$27	$13,373	$13,400
(1) Includes PPP loans which carry the federal guarantee of the SBA and do not have an allowance for credit losses.
Allowance for Credit Losses - Securities
The Company recorded an allowance of credit losses on securities of $170 thousand upon adoption of ASU 2016-13 on January 1, 2023. Prior year disclosures have not been restated. At September 30, 2023, the balance of the allowance of credit losses on securities was $168 thousand. For the three and nine months ended September 30, 2023, the Company recorded a decrease in provision for credit losses of $2 thousand on held-to-maturity securities. Accrued interest receivable on securities is reported as a component of accrued interest receivable on the consolidated balance sheets and totaled $1.8 million and $1.0 million at September 30, 2023 and December 31, 2022, respectively. The Company made the election to exclude accrued interest receivable from the estimate of credit losses on securities.

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
The Company recorded a decrease in the allowance for credit losses for off-balance-sheet exposures of $811 thousand upon adoption on January 1, 2023. Prior year disclosures have not been restated. At September 30, 2023 and December 31, 2022, the balance of the allowance for credit losses for off-balance-sheet exposures was $435 thousand and $1.7 million, respectively. The Company recorded a recovery of provision for credit loss on off-balance-sheet exposures of $201 thousand and $443 thousand for the three and nine months ended September 30, 2023, respectively. For the three and nine months ended September 30, 2022, the Company recorded a provision on unfunded lending commitments of $170 thousand and a recovery of $108 thousand, respectively, in other non-interest expense.
NOTE 5 – LEASES
The Company leases certain office space, land and equipment under operating leases. These leases have original terms ranging from one year to 40 years. Operating lease liabilities and right-of-use assets are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term.
The Company had the following related to operating leases:

	September 30, 2023	December 31, 2022
	(Dollars in thousands)
Right-of-use assets	$25,885	$25,906
Lease liabilities	27,466	27,324
Weighted average remaining lease term for operating leases	10.5 years	11.3 years
Weighted average discount rate used in the measurement of lease liabilities	2.40%	2.19%
The following table is a summary of the Company’s components of net lease cost for the three and nine months ended September 30, 2023 and 2022. The variable lease cost primarily represents variable payments such as common area maintenance and utilities.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Operating lease cost	$873	$777	$2,588	$2,317
Finance lease cost	—	6	4	18
Variable lease cost	75	56	202	169
Total lease cost included as a component of occupancy and equipment	$948	$839	$2,794	$2,504

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents supplemental cash flow information related to operating leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$894	$747	$2,596	$2,272
Operating lease liabilities arising from obtaining right-of-use assets (non-cash):
Operating leases	$—	$2,023	$2,088	$2,023
Future undiscounted lease payments for operating leases with initial terms of one year or more as of September 30, 2023 are as follows:

Through September 30,	(In thousands)
2024	$3,410
2025	3,113
2026	3,044
2027	2,923
2028	2,694
Thereafter	15,963
Total undiscounted lease payments	31,147
Less: imputed interest	3,681
Total	$27,466
NOTE 6 – DEPOSITS
Deposits at September 30, 2023 and December 31, 2022 are summarized as follows:

	September 30, 2023	December 31, 2022
	(In thousands)
Non-interest bearing deposits	$23,787	$37,907
NOW and demand accounts	378,268	410,937
Savings	278,665	423,758
Time deposits	572,384	416,260
Total	$1,253,104	$1,288,862
Money market accounts are included within the NOW and demand accounts and savings captions. Included in time deposits are brokered deposits totaling $125.0 million and $75.0 million at September 30, 2023 and December 31, 2022, respectively.

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Time deposits mature as follows for the years ending December 31:

(In thousands)
Remainder of 2023	$162,274
2024	384,264
2025	17,493
2026	3,772
2027	2,076
2028	2,505
$572,384
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
At September 30, 2023, the principal balance on the ESOP loan was $21.2 million. There were no contributions to the ESOP during the three and nine months ended September 30, 2023, as loan payments are made annually during the fourth quarter of each year. ESOP shares are committed to be released from unallocated and compensation expense is recognized over the service period. At September 30, 2023 and December 31, 2022, there were 2,099,256 unallocated shares and 182,544 shares allocated to participants. The fair value of unallocated shares at September 30, 2023 and December 31, 2022 was $17.6 million and $27.0 million, respectively, computed using the closing trading price of the Company’s common stock on each date.
For the three and nine months ended September 30, 2023, ESOP compensation expense for the shares committed to be released from unallocated was $216 thousand and $699 thousand respectively. Shares committed to be released from unallocated total 22,818 and 68,454 for the three and nine months ended September 30, 2022, respectively. During the three and nine months ended September 30, 2022, the Company recorded $266 thousand and $870 thousand, respectively, of ESOP compensation expense.
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

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
There were no stock options granted during the nine months ended September 30, 2023. The fair value of stock options granted during 2022 were estimated utilizing the Black-Scholes option pricing model using the following assumptions: an expected life of 6.5 years, risk-free rate of 3.15%, volatility of 29.74% and a dividend yield of 0.88%. Due to the limited historical information of the Company’s stock, management considered the weighted historical volatility of the Company and similar entities for an appropriate period in determining the volatility rate used in the estimation of fair value. The expected life of the stock option was estimated using the simplified method. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company recognizes compensation expense for the fair values of these awards, which have straight-line vesting, on a straight-line basis over the requisite service period of the awards. Upon exercise of vested options, management expects to draw on treasury stock as the source for shares.
The following table presents the share-based compensation expense for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023		2022	2023		2022
	(In thousands)
Stock option expense	$403		$57	$1,199		$57
Restricted stock expense	290		69	938		69
Total share-based compensation expense	$693	$—	$126	$2,137	$—	$126
The following is a summary of the Company’s stock option activity and related information for the nine months ended September 30, 2023:

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Outstanding - December 31, 2022	2,591,063	$4.12	$11.65	9.8
Forfeited	(100,200)	4.25	11.69	9.0
Outstanding - September 30, 2023	2,490,863	$4.12	$11.65	9.0
Exercisable - September 30, 2023	—
Expected future expense relating to the non-vested options outstanding as of September 30, 2023 is $8.6 million over a weighted average period of 5.5 years.
On March 6, 2023, the Company granted to employees, under the 2022 Equity Incentive Plan, 372,540 restricted stock awards with a total grant-date fair value of $4.5 million. Of these grants, 12,300 vest one year from the date of grant and 360,240 vest in equal installments over a seven-year period beginning one year from the date of grant. The Company also issued 360,240 performance-based restricted stock awards to its officers with a total grant date fair value of $4.3 million. Vesting of the performance-based restricted stock units will be based on achievement of certain levels of loan growth, deposit growth and net interest margin and will convert to a seven-year time vest after the one-year measurement period ending December 31, 2023. At the end of the performance period, the number of actual shares to be awarded may vary between 0% and 100% of target amounts.

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the status of the Company’s restricted shares as of September 30, 2023 and changes therein during the nine months ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Outstanding - December 31, 2022	299,481	$11.54
Granted	732,780	12.00
Forfeited	(20,800)	12.00
Vested	(59,899)	11.54
Outstanding - September 30, 2023	951,562	$12.15
Expected future expense relating to the non-vested restricted shares outstanding as of September 30, 2023 is $6.6 million over a weighted average period of 5.4 years.
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
The Company had interest rate swaps with notional amounts totaling $259.0 million and $109.0 million at September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023, they were designated as cash flow hedges of certain Federal Home Loan Bank (“FHLB”) advances and brokered deposits and, as of December 31, 2022, they were designated as cash flow hedges of certain Federal Home Loan Bank (“FHLB”) advances. They were determined to be highly effective during all periods presented. The Company expects the hedges to remain highly effective during the remaining terms of the swaps.
Summary information about the interest rate swaps designated as cash flow hedges as of period-end is as follows:

	September 30, 2023	December 31, 2022
	(Dollars in thousands)
Notional amounts	$259,000	$109,000
Weighted average pay rates	2.91%	1.46%
Weighted average receive rates	5.43%	4.61%
Weighted average maturity (in years)	3.4	4.2

Gross unrealized gain included in other assets	$14,350	$11,091
Gross unrealized loss included in other liabilities	—	—
Unrealized gains, net	$14,350	$11,091
At September 30, 2023, the Company held $15.3 million as cash collateral pledged from the counterparty for these interest-rate swaps and had no securities pledged to the counterparty. At December 31, 2022, the Company held $11.5 million as cash collateral pledged from the counterparty and had no securities pledged to the counterparty.
Interest income or expense recorded on these swap transactions is reported as a component of interest expense on FHLB advances or brokered deposits. Interest income during the three months ended September 30, 2023 totaled $1.5 million and interest income for the three months ended September 30, 2022 totaled $198 thousand. Interest income during the nine months ended September 30, 2023 totaled $3.9 million and interest expense for the nine months ended September 30, 2022 totaled $270 thousand. At September 30, 2023, the Company expected $1.8 million of the unrealized gain to be reclassified as a reduction to interest expense during the remainder of 2023.

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Cash Flow Hedge
The effect of cash flow hedge accounting on accumulated other comprehensive income for the three and nine months ended September 30, 2023 and September 30, 2022, is as follows:

	Amount of Gain Recognized in OCI (Net of Tax) on Derivative (1)	Location of Gain (Loss) Reclassified from OCI into Income/(Expense)	Amount of Gain (Loss) Reclassified from OCI to Income/(Expense)
	(In thousands)
Three months ended September 30, 2023
Interest rate contracts	$1,900	Interest Expense	$1,535

Three months ended September 30, 2022
Interest rate contracts	$4,096	Interest Expense	$198

Nine months ended September 30, 2023
Interest rate contracts	$3,259	Interest Expense	$3,885

Nine months ended September 30, 2022
Interest rate contracts	$12,015	Interest Expense	$(270)
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
The following table presents the components of other comprehensive income (loss) both gross and net of tax, inclusive of a deferred tax valuation allowance, for the periods indicated:

	Three Months Ended September 30,
	2023			2022
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
	(In thousands)
Unrealized loss on securities available-for-sale:
Unrealized loss arising during the period	$(5,926)	$—	$(5,926)	$(13,091)	$123	$(12,968)
Unrealized gain on cash flow hedge:
Unrealized gain arising during the period	3,435	—	3,435	4,294	—	4,294
Reclassification adjustment for loss included in net (loss) income	(1,535)	—	(1,535)	(198)	—	(198)
Total gain	1,900	—	1,900	4,096	—	4,096
Post-retirement plans:
Reclassification adjustment for amortization of:
Net actuarial (gain) loss	(1)	—	(1)	65	—	65
Total other comprehensive loss	$(4,027)	$—	$(4,027)	$(8,930)	$123	$(8,807)

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30,
	2023			2022
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
	(In thousands)
Unrealized gain (loss) on securities available-for-sale:
Unrealized loss arising during the period	$(5,687)	$—	$(5,687)	$(39,687)	$175	$(39,512)
Reclassification adjustment for gain included in net income	—	—	—	(14)	—	(14)
Total	(5,687)	—	(5,687)	(39,701)	175	(39,526)
Unrealized gain on cash flow hedge:
Unrealized gain arising during the period	7,144	—	7,144	11,745	—	11,745
Reclassification adjustment for (gain) loss included in net (loss) income	(3,885)	—	(3,885)	270	—	270
Total gain	3,259	—	3,259	12,015	—	12,015
Post-retirement plans:
Net benefit arising from plan amendment (1)	—	—	—	164	—	164
Reclassification adjustment for amortization of:
Net actuarial (gain) loss	(5)	—	(5)	165	—	165
Total	(5)	—	(5)	329	—	329
Total other comprehensive income (loss)	$(2,433)	$—	$(2,433)	$(27,357)	$175	$(27,182)
(1) Benefit arising from plan amendment approved in June 2022.
The following is a summary of the changes in accumulated other comprehensive income by component, net of tax, inclusive of a deferred tax valuation allowance, for the periods indicated:

	Unrealized Gains on Cash Flow Hedges	Unrealized Losses on Available-for-Sale Securities	Post-Retirement Plans	Total
	(In thousands)
Balance at June 30, 2023	$12,450	$(35,944)	$369	$(23,125)
Other comprehensive income (loss) before reclassification	3,435	(5,926)	—	(2,491)
Amounts reclassified from accumulated other comprehensive income	(1,535)	—	(1)	(1,536)
Net current period other comprehensive gain (loss)	1,900	(5,926)	(1)	(4,027)
Balance at September 30, 2023	$14,350	$(41,870)	$368	$(27,152)

	Unrealized Gains on Cash Flow Hedges	Unrealized Losses on Available-for-Sale Securities	Post-Retirement Plans	Total
	(In thousands)
Balance at June 30, 2022	$7,673	$(25,467)	$(953)	$(18,747)
Other comprehensive income (loss) before reclassification	4,294	(12,968)	—	(8,674)
Amounts reclassified from accumulated other comprehensive income	(198)	—	65	(133)
Net current period other comprehensive gain (loss)	4,096	(12,968)	65	(8,807)
Balance at September 30, 2022	$11,769	$(38,435)	$(888)	$(27,554)

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Unrealized Gains and (Losses) on Cash Flow Hedges	Unrealized Gains and (Losses) on Available-for-Sale Securities	Post-Retirement Plans	Total
	(In thousands)
Balance at December 31, 2022	$11,091	$(36,183)	$373	$(24,719)
Other comprehensive income (loss) before reclassification	7,144	(5,687)	—	1,457
Amounts reclassified from accumulated other comprehensive income	(3,885)		(5)	(3,890)
Net current period other comprehensive gain (loss)	3,259	(5,687)	(5)	(2,433)
Balance at September 30, 2023	$14,350	$(41,870)	$368	$(27,152)

	Unrealized Gains and (Losses) on Cash Flow Hedges	Unrealized Gains and (Losses) on Available-for-Sale Securities	Post-Retirement Plans	Total
	(In thousands)
Balance at December 31, 2021	$(246)	$1,091	$(1,217)	$(372)
Other comprehensive income (loss) before reclassification	11,745	(39,512)	164	(27,603)
Amounts reclassified from accumulated other comprehensive income	270	(14)	165	421
Net current period other comprehensive gain (loss)	12,015	(39,526)	329	(27,182)
Balance at September 30, 2022	$11,769	$(38,435)	$(888)	$(27,554)
The following table presents information about amounts reclassified from accumulated other comprehensive income (loss) to the consolidated statements of income for the periods indicated:

Details about Accumulated Other Comprehensive Income Components	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Statement Where Net Income is Presented
	2023	2022	2023	2022
	(In thousands)
Unrealized gains on securities available for sale:
Realized gains on securities available for sale	$—	$—	$—	$14	Gain on securities, net
Losses on cash flow hedges:
Interest rate contracts	1,535	198	3,885	(270)	Interest expense
Amortization of post-retirement plan items:
Net actuarial loss	1	(65)	5	(165)	Compensation and employee benefits
Total tax effect (1)	—	—	—	—	Income tax expense
Total reclassification for the period, net of tax	$1,536	$133	$3,890	$(421)
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
Other real estate owned (OREO): Property acquired through foreclosure or deed in lieu of foreclosure is carried at fair value less estimated disposal costs of the acquired property. Fair value of OREO is based on the appraised value of the collateral using discount rates similar to those used in impaired loan valuation.
Assets held for sale: Nonrecurring adjustments to certain non-residential properties classified as assets held for sale are measured at fair value, less costs to sell. Fair values are based on contracts or letters of intent.

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the fair value of assets and liabilities as of September 30, 2023:

		Fair Value Measurements at September 30, 2023, Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Measured on a recurring basis:
Financial assets
Securities available-for-sale:
U.S. Treasury note	$44,237	$44,237	$—	$—
Corporate bonds	72,645	—	72,645	—
U.S. Government agency obligations	14,683	11,179	3,504	—
Obligations issued by U.S. states and their political subdivisions	14,801	—	14,801	—
Mortgage-backed securities:
Residential one-to-four family	123,628	—	123,628	—
Multifamily	12,347	—	12,347	—
Asset-backed securities	1,308	—	1,308	—
Total securities available-for-sale	283,649	55,416	228,233	—
Derivatives	14,350	—	14,350	—
Total financial assets measured on a recurring basis	$297,999	$55,416	$242,583	$—
Financial liabilities
Derivatives	$—	$—	$—	$—

Measured on a nonrecurring basis:
Nonfinancial assets
Real estate owned	$593	$—	$593	$—

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
The following tables present the book value, fair value, and placement in the fair value hierarchy of financial instruments not recorded at fair values in their entirety on a recurring basis on the Company’s consolidated balance sheets at September 30, 2023 and December 31, 2022. The fair value measurements presented are consistent with Topic 820, Fair Value Measurement, in which fair value represents exit price. These tables exclude financial instruments for which the carrying amount approximates fair value. Financial instruments for which the carrying amount approximates fair value include cash and cash equivalents, other investments, non-maturity deposits, overnight borrowings and accrued interest, which are excluded from the table below.

		Fair Value Measurements at September 30, 2023, Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Book Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Financial assets
Securities held-to-maturity	$33,466	$—	$27,914	$—
Loans, net	1,557,118	—	—	1,336,222
Financial liabilities
Time deposits	572,384	—	565,713	—
FHLB advances	402,500	—	403,612	—
		Fair Value Measurements at December 31, 2022, Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Book Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Measured on a recurring basis:
Financial assets
Securities held-to-maturity	$33,705	$—	$29,115	$—
Loans, net	1,531,727	—	—	1,332,882
Financial liabilities
Time deposits	416,260	—	408,904	—
FHLB advances	310,500	—	318,688	—

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – REVENUE FROM CONTRACTS WITH CUSTOMERS AND OTHER INCOME
All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income in the statements of income.
The following table presents the Company’s sources of revenue from contracts with customers for the three and nine months ended September 30, 2023 and 2022, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Service charges on deposits	$205	$255	$636	$752
Interchange income	13	12	38	31
Total revenue from contracts with customers	$218	$267	$674	$783
Service Charges on Deposit Accounts: The Company earns fees from its deposit customers for transaction-based, account maintenance and, prior to November 1, 2022, overdraft services. Transaction based fees, which include services such as ATM use fees, stop payment charges, statement rendering and wire transfer fees, are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer’s request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. When they were assessed, overdraft fees were recognized at the point in time the overdraft occurred. Service charges on deposits are withdrawn from the customer’s account balance.
Interchange Income: The Company earns interchange fees from debit cardholder transactions conducted through a payment network. Interchange fees from debit cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. In addition, the Company earns interchange fees from credit cardholder transactions through its partnership with a third party.

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Income in thousands)
Net (loss) income applicable to common shares	$(1,432)	$1,241	$(4,466)	$1,834
Shares
Average number of common shares outstanding	25,320,701	28,262,210	26,354,461	28,434,783
Less: Average unallocated ESOP shares	2,042,211	2,133,359	2,064,862	2,156,008
Average number of common shares outstanding used to calculate basic earnings per common share	23,278,490	26,128,851	24,289,599	26,278,775
Common stock equivalents	—	117,188	—	39,492
Average number of common shares outstanding used to calculate diluted earnings per common share	23,278,490	26,246,039	24,289,599	26,318,267
Earnings per common share
Basic	$(0.06)	$0.05	$(0.18)	$0.07
Diluted	$(0.06)	$0.05	$(0.18)	$0.07
Excluded from the earnings per share calculation are anti-dilutive equity awards for the three and nine months ended September 30, 2023, totaling 1,496,475 and 1,278,351, respectively. For the three and nine months ended September 30, 2022, anti-dilutive equity awards totaling 98,000 and 33,000, respectively, were excluded from the earnings per share calculation. Due to the Company’s net loss for the three and nine months ended September 30, 2023, the assumed vesting of outstanding restricted stock units had an antidilutive effect on diluted earnings per share.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section is intended to assist in the understanding of the financial performance of the Company and its subsidiary through a discussion of our financial condition as of September 30, 2023, and our results of operations for the three and nine month periods ended September 30, 2023 and 2022. This section should be read in conjunction with the unaudited interim condensed consolidated financial statements and notes thereto of the Company appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements: inflation and changes in the interest rate environment that reduce our margins and yields, the fair value of financial instruments or our level of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make; adverse changes in the securities or secondary mortgage markets; changes in monetary or fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; general economic conditions, either nationally or in our market areas, that are worse than expected; changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses; our ability to access cost-effective funding; fluctuations in real estate values and both residential and commercial real estate market conditions; demand for loans and deposits in our market area; our ability to implement and change our business strategies; competition among depository and other financial institutions; changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, capital requirements and insurance premiums; the effects of the recent turmoil in the banking industry (including the failure of three financial institutions); changes in the quality or composition of our loan or investment portfolios; technological changes that may be more difficult or expensive than expected; a failure or breach of our operational or security systems or infrastructure, including cyber-attacks; the inability of third party providers to perform as expected; our ability to manage market risk, credit risk and operational risk in the current economic environment; our ability to enter new markets successfully and capitalize on growth opportunities; our ability to successfully integrate into our operations any assets, liabilities, customers, systems and management personnel we may acquire and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related there to; changes in consumer spending, borrowing and savings habits; changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board; our ability to retain key employees; the current or anticipated impact of military conflict, terrorism or other geopolitical events; the impact of potential government shutdown; the ability of the U.S. Government to manage federal debt limits; and changes in the financial condition, results of operations or future prospects of issuers of securities that we own.
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

Comparison of Operating Results for the Three Months Ended September 30, 2023 and 2022
General. The Company recorded a net loss of $1.4 million for the three months ended September 30, 2023, compared to net income of $1.2 million for the three months ended September 30, 2022.
Interest Income. Interest income increased $3.8 million, or 23.2%, to $20.2 million for the three months ended September 30, 2023 from $16.4 million for the three months ended September 30, 2022, driven by increases in rates earned on most categories of interest-earning assets and an increase in the average balance of loans of $112.1 million. The yield on average interest-earning assets increased 60 basis points to 3.97% for the three months ended September 30, 2023 from 3.37% for the three months ended September 30, 2022.
Interest Expense. Interest expense was $10.3 million for the three months ended September 30, 2023 compared to $2.6 million for the three months ended September 30, 2022, an increase of $7.7 million driven by increases in rates paid on interest-bearing liabilities and an increase in the average balance of FHLB advances. Average balances of FHLB advances and time deposits increased $151.7 million and $152.4 million, respectively, while the average balances of interest-bearing core deposits decreased $147.0 million when compared to the third quarter of 2022. The cost of average interest-bearing liabilities increased 180 basis points to 2.49% for the three months ended September 30, 2023 from 0.69% for the three months ended September 30, 2022.
Net Interest Income. For the three months ended September 30, 2023 and 2022, net interest income was $9.9 million and $13.8 million, respectively. Net interest spread decreased 120 basis points to 1.48% and net interest margin decreased 90 basis points to 1.94%.
Provision for Credit Losses. The Company recorded a $717 thousand release of provision for credit losses for the three months ended September 30, 2023, compared to a $419 thousand release of provision for loan losses for the same period of 2022. Under prior accounting guidance the release of provision in the third quarter of 2022 excluded the provision on commitments and letters of credit, which was recorded in non-interest expense. For September 30, 2023, the release of provision reflected a release of $514 thousand on loans and a release of $201 thousand on commitments and letters of credit due to the impact of the change in forecast on the loan portfolio, coupled with a decline in unused lines. In addition, the release of provision included a $2 thousand release on securities. As of September 30, 2023, the Allowance for Credit Losses (“ACL”) on loans as a percentage of total loans was 0.88%.
Non-interest Income. Non-interest income decreased $430 thousand, or 53.8%, to $369 thousand for the third quarter of 2023 from $799 thousand for the third quarter of 2022. The decrease in non-interest income from the prior year period was primarily related to loan prepayment fee activity and the absence of overdraft fees. Prepayment fees decreased $218 thousand. Beginning in November 2022, the Company no longer charges overdraft fees; therefore, there were no fees for the third quarter of 2023, while these fees totaled $79 thousand for the third quarter of 2022.
Non-interest Expense. Non-interest expense decreased $1.3 million to $12.4 million for the third quarter of 2023 when compared to the same period in 2022. Excluding the provision for commitments and letters of credit, which prior to January 1, 2023 was recorded in non-interest expense, non-interest expense decreased $1.1 million. This decrease was primarily driven by decreases of $793 thousand in compensation and benefits expenses and $366 thousand decrease in professional fees, partially offset by increases of $183 thousand in occupancy and equipment and $165 thousand in the FDIC assessment.
Income Tax Expense. The Company’s current tax position reflects the previously established full valuation allowance on its deferred tax assets. At September 30, 2023, the valuation allowance on deferred tax assets was $23.1 million. The Company did not record a tax benefit for the loss incurred during the current quarter due to the full valuation allowance required on its deferred tax assets. The third quarter 2022 effective tax rate of 9.0% was a result of the taxable income produced during the prior year quarter, partially offset by the ability to utilize a portion of the net operating losses that were fully reserved.

Average Balances and Yields
The following tables present information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Average balances have been calculated using daily balances. Non-accrual loans are included in average balances only. The amortization and accretion of deferred fees and costs are included in interest income on loans and are not material.

	Three Months Ended September 30,
	2023			2022
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollar in thousands)
Assets:
Loans (1)	$1,577,173	$16,728	4.21%	$1,465,114	$13,692	3.71%
Mortgage-backed securities	170,326	840	1.96%	197,406	1,055	2.12%
Other investment securities	194,953	1,507	3.07%	204,506	1,230	2.39%
FHLB stock	21,047	456	8.60%	13,141	139	4.20%
Cash and cash equivalents	51,884	642	4.91%	49,163	256	2.07%
Total interest-earning assets	2,015,383	20,173	3.97%	1,929,330	16,372	3.37%
Non-interest earning assets	58,042			61,264
Total assets	$2,073,425			$1,990,594
Liabilities and shareholders' equity:
NOW, savings, and money market deposits	$684,228	$2,123	1.23%	$831,191	$759	0.36%
Time deposits	558,252	4,911	3.49%	405,823	665	0.65%
Interest-bearing deposits	1,242,480	7,034	2.25%	1,237,014	1,424	0.46%
FHLB advances	395,359	3,263	3.27%	243,647	1,133	1.84%
Total interest-bearing liabilities	1,637,839	10,297	2.49%	1,480,661	2,557	0.69%
Non-interest bearing deposits	25,540			49,869
Non-interest bearing other	44,628			48,103
Total liabilities	1,708,007			1,578,633
Total shareholders' equity	365,418			411,961
Total liabilities and shareholders' equity	$2,073,425			$1,990,594
Net interest income		$9,876			$13,815
Net interest rate spread (2)			1.48%			2.68%
Net interest margin (3)			1.94%			2.84%
(1) Average loan balances are net of deferred loan fees and costs, premiums and discounts and include non-accrual loans.
(2) Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(3) Net interest margin represents net interest income divided by average interest-earning assets.

Comparison of Operating Results for the Nine Months Ended September 30, 2023 and 2022
General. The Company recorded a net loss of $4.5 million for the nine months ended September 30, 2023, compared to net income of $1.8 million for the nine months ended September 30, 2022.
Interest Income. For the nine months ended September 30, 2023 and 2022, interest income totaled $58.8 million and $44.8 million, respectively. This represents an increase of $13.9 million, or 31.1%, driven primarily by increases in rates earned on interest-earning assets and an increase in the average balance of loans of $198.9 million. The yield on average interest-earning assets was 3.91% and 3.18% for the nine months ended September 30, 2023 and 2022, respectively, an increase of 73 basis points from the prior period.
Interest Expense. For the nine months ended September 30, 2023, interest expense increased $20.1 million to $26.0 million when compared to the 2022 period due primarily to increases in rates paid on interest-bearing liabilities and an increase in the average balance of FHLB advances. FHLB advances for the nine months ended September 30, 2023 averaged $395.8 million as the Company borrowed to fund loan growth and to replace deposit outflows. Average deposit balances decreased $5.2 million when compared to the 2022 period. The cost of average interest-bearing liabilities increased 160 basis points to 2.15% for the nine months ended September 30, 2023 from 0.55% for the same period in 2022.
Net Interest Income. Net interest income was $32.7 million for the nine months ended September 30, 2023 compared to $38.9 million for the nine months ended September 30, 2022, a $6.2 million decrease. Net interest spread was 1.76% for the nine months ended September 30, 2023 compared to 2.64%, a decrease of 88 basis points. For the nine months ended September 30, 2023 and 2022, the net interest margin was 2.18% and 2.76%, respectively, a decrease of 58 basis points.
Provision for Credit Losses. The Company recorded a release of provision for credit losses totaling $597 thousand for the nine months ended September 30, 2023 and a release of provision for loan losses of $777 thousand for the same period in 2022. The release of provision on commitments and letters of credit, loans and securities totaled $443 thousand, $152 thousand and $2 thousand, respectively, for the nine months ended September 30, 2023.
Non-interest Income. For the nine months ended September 30, 2023 and 2022, non-interest income was $1.2 million and $2.2 million, respectively. The decrease of $987 thousand, or 44.5%, was primarily due to the reduction in prepayment fees of $758 thousand. In addition, there were no overdraft fees for the nine months ended September 30, 2023, while these fees totaled $218 thousand for the same period in 2022.
Non-interest Expense. Non-interest expense totaled $39.0 million for the nine months ended September 30, 2023, a decrease of $885 thousand from the same period in 2022. Excluding the provision for commitments and letters of credit, which prior to January 1, 2023 was recorded in non-interest expense, non-interest expense decreased $993 thousand. The decrease was primarily driven by decreases in professional fees and advertising expenses of $889 thousand and $759 thousand, respectively, partially offset by increases of $494 thousand in occupancy and equipment expense, $179 thousand in data processing and $324 thousand in FDIC assessment.
Income Tax Expense. The Company’s current tax position reflects the previously established full valuation allowance on its deferred tax assets. At September 30, 2023, the valuation allowance on deferred tax assets was $23.1 million. The Company did not record a tax benefit for the loss incurred during the year to date period because a full valuation allowance was required on its deferred tax assets. The effective tax rate for the first nine months of 2022 was 8.7% and was the result of the taxable income produced during the nine months ended September 30, 2022, partially offset by the ability to utilize a portion of the net operating losses that were fully reserved.

Average Balances and Yields
The following tables present information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Average balances have been calculated using daily balances. Non-accrual loans are included in average balances only. The amortization and accretion of deferred fees and costs are included in interest income on loans and are not material.

	Nine Months Ended September 30,
	2023			2022
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
Assets:
Loans (1)	$1,571,204	$48,778	4.15%	$1,372,306	$37,792	3.68%
Mortgage-backed securities	174,742	2,789	2.13%	191,662	2,842	1.98%
Other investment securities	197,522	4,523	3.06%	204,009	3,395	2.22%
FHLB stock	21,343	1,106	6.93%	11,080	371	4.48%
Cash and cash equivalents	46,363	1,574	4.54%	103,526	444	0.57%
Total interest-earning assets	2,011,174	58,770	3.91%	1,882,583	44,844	3.18%
Non-interest earning assets	56,762			69,008
Total assets	$2,067,936			$1,951,591
Liabilities and shareholders' equity:
NOW, savings, and money market deposits	$753,419	$6,350	1.13%	$799,762	$1,323	0.22%
Time deposits	472,866	10,011	2.83%	431,724	1,933	0.60%
Interest-bearing deposits	1,226,285	16,361	1.78%	1,231,486	3,256	0.35%
FHLB advances	395,800	9,686	3.27%	205,828	2,672	1.74%
Total interest-bearing liabilities	1,622,085	26,047	2.15%	1,437,314	5,928	0.55%
Non-interest bearing deposits	23,092			45,338
Non-interest bearing other	44,572			47,691
Total liabilities	1,689,749			1,530,343
Total shareholders' equity	378,187			421,248
Total liabilities and shareholders' equity	$2,067,936			$1,951,591
Net interest income		$32,723			$38,916
Net interest rate spread (2)			1.76%			2.64%
Net interest margin (3)			2.18%			2.76%
(1) Average loan balances are net of deferred loan fees and costs, premiums and discounts and include non-accrual loans.
(2) Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(3) Net interest margin represents net interest income divided by average interest-earning assets.

Comparison of Financial Condition at September 30, 2023 and December 31, 2022
Total Assets. Total assets increased $17.2 million, or 0.8%, to $2.06 billion at September 30, 2023 from $2.04 billion at December 31, 2022.
Cash and cash equivalents. Cash and cash equivalents increased $11.2 million, or 27%, to $52.4 million at September 30, 2023 from $41.2 million at December 31, 2022.
Securities and other investments. Securities available-for-sale decreased $30.6 million, or 9.7%, to $283.6 million at September 30, 2023 from $314.2 million at December 31, 2022, due to amortization, maturities and calls. In addition, the unrealized loss on available-for-sale securities increased by $5.7 million. Held-to-maturity securities totaled $33.3 million and $33.7 million at September 30, 2023 and December 31, 2022, respectively. Other investments increased $4.4 million to $20.5 million at September 30, 2023 due to an increase in the Federal Home Loan Bank stock held by the Company.
Gross Loans. Gross loans held for investment increased $25.9 million, or 2%, to $1.57 billion at September 30, 2023, from $1.55 billion at December 31, 2022. Construction and land loans increased $27.3 million and non-residential real estate loans increased $20.3 million, while residential one-to-four family loans decreased $29.9 million. Year-to-date 2023 loan fundings totaled $97.1 million, including originations of $27.4 million in non-residential real estate loans, $27.6 million in construction loans and $17.3 million in multifamily loans. In addition, $6.8 million of conforming residential mortgages in New Jersey were purchased during the period.
The following table presents loans at September 30, 2023 and December 31, 2022 allocated by loan category:

	September 30, 2023	December 31, 2022
	(In thousands)
Residential one-to-four family	$567,384	$594,521
Multifamily	689,966	690,278
Non-residential real estate	236,325	216,394
Construction and land	45,064	17,990
Junior liens	22,297	18,477
Commercial and industrial	9,904	4,682
Consumer and other	50	38
Total loans	1,570,990	1,542,380
Deferred fees, costs, premiums and discounts, net (1)	—	2,747
Total loans	1,570,990	1,545,127
Less: Allowance for credit losses	13,872	13,400
Loans receivable, net	$1,557,118	$1,531,727
(1) Deferred fees, costs, premiums and discounts, net, at September 30, 2023 are reflected in the respective loan categories as a result of the adoption of ASU 2016-13.
The table below presents the balance of non-performing loans on the dates indicated:

	September 30, 2023	December 31, 2022
	(In thousands)
Residential one-to-four family	$5,889	$7,498
Multifamily	153	182
Junior liens	50	52
Commercial and industrial	47	35
Total non-performing loans	6,139	7,767
Other real estate owned	593	—
Total non-performing assets	$6,732	$7,767

Total Deposits. Total deposits were $1.25 billion at September 30, 2023, a decrease of $35.8 million, or 2.77%, from December 31, 2022. Checking and savings accounts decreased $191.9 million, or 22.0%, to $680.7 million at September 30, 2023 from $872.6 million at December 31, 2022. This decrease was partially offset by an increase in time deposits of $156.1 million, or 37.5%, to $572.4 million at September 30, 2023 from $416.3 million at December 31, 2022. The increase in time deposits includes $50.0 million of brokered deposits. Uninsured and uncollateralized deposits to third party customers were $127.3 million, or 10% of total deposits, at the end of the quarter.
The following table presents the totals of deposit accounts by account type, at the dates shown below:

	September 30, 2023	December 31, 2022
	(In thousands)
Non-interest bearing deposits	$23,787	$37,907
NOW and demand accounts (1)	378,268	410,937
Savings (1)	278,665	423,758
Core deposits	680,720	872,602
Time deposits	572,384	416,260
Total deposits	$1,253,104	$1,288,862
(1) Money market accounts are included within the NOW and demand accounts and Savings captions.
Borrowings. The Company had $402.5 million of borrowings at September 30, 2023, an increase of $92.0 million, or 29.6% from $310.5 million at December 31, 2022. Borrowings consist solely of Federal Home Loan Bank of New York advances.
Total Shareholders’ Equity. Total shareholders’ equity decreased by $34.6 million, or 8.8%, to $359.1 million at September 30, 2023 compared to $393.7 million at December 31, 2022. The decrease was primarily driven by the repurchase of treasury shares. The Company repurchased approximately 3.06 million shares at a weighted average cost of $9.99 per share.
Off-Balance Sheet. To help manage our interest rate position, the Company had $259.0 million in interest rate hedges at September 30, 2023, with a weighted average duration of 3.4 years and a weighted average rate of 2.52%. This represents an increase of $150.0 million from December 31, 2022, when we had $109.0 million in interest rate hedges with a weighted average duration of 4.2 years and a weighted average rate of 3.15%. See Note 8, Derivatives and Hedging Activities, of Notes to Consolidated Financial Statements in “Item 1- Financial Statements.”
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
We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. We have implemented the following strategies to manage our interest rate risk: growing target deposit accounts, such as small business accounts; utilizing our investment securities portfolio and interest rate swaps as part of our balance sheet asset and liability and interest rate risk management strategy to reduce the impact of movements in interest rates on net interest income and economic value of equity, which can create temporary valuation adjustments to equity in Accumulated Other Comprehensive Income; continuing the diversification of our loan portfolio by adding more commercial loans, which typically have shorter maturities and/or balloon payments.

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
The Company has entered into derivative financial instruments to reduce risk associated with interest rate volatility by matching asset maturities and liability maturities. These derivatives had an aggregate notional amount of $259.0 million as of September 30, 2023.
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
The following table sets forth, at September 30, 2023, the calculation of the estimated changes to the Bank’s net interest income, at the Bank level, that would result from the specified immediate changes in the United States Treasury yield curve. For purposes of this table, 100 basis points equals 1%.

	Net Interest Income
Change in Interest Rates (basis points)	Amount	Change	Percent
	(Dollars in Thousands)
+200	$48,138	$(587)	(1.2)%
+100	48,436	(289)	(0.6)
0	48,725	—	—
-100	50,085	1,360	2.8
-200	50,268	1,543	3.2
The following table sets forth, at September 30, 2023, the calculation of the estimated changes in our net portfolio value, at the Bank level, that would result from the specified immediate changes in the United States Treasury yield curve. For purposes of this table, 100 basis points equals 1%.

	EVE			NPV as a Percent of Portfolio Value of Assets
Change in Interest Rates (basis points)	Estimated EVE	Estimated Increase (Decrease)
		Amount	Percent	NPV Ratio	Change
	(Dollars in thousands)
+200	$7,890	$(76,453)	(90.7)%	0.4%	(3.7)
+100	45,245	(39,098)	(46.4)	2.2	(1.9)
0	84,343	—	—	4.1	—
-100	123,910	39,567	46.9	6.0	1.9
-200	163,183	78,841	93.5	7.9	3.8
The tables above indicates that at September 30, 2023, in the event of an instantaneous 100 basis point increase in interest rates, we would experience a 46% decrease in EVE. In the event of an instantaneous 100 basis point decrease in interest rates, we would experience a 47% increase in EVE.

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
At September 30, 2023, we had no commitments to originate loans and unused lines of credit totaled $107.7 million. We anticipate that we will have sufficient funds available to meet our current loan origination and lines of credit commitments. Certificates of deposit that are scheduled to mature in less than one year from September 30, 2023 totaled $536.0 million. Management expects, based on historical experience, that a deposit relationship will be retained with a substantial portion of certificate holders. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank of New York advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense. Available borrowing capacity at September 30, 2023 was $343.6 million with Federal Home Loan Bank of New York, a $30.0 million line of credit with a correspondent bank and a $2.5 million line of credit with the Federal Reserve Bank of New York. Total available borrowing capacity is 3.0 times total uninsured and uncollateralized deposits to third-party customers. The estimated fair market value of unencumbered securities totaled $305.8 million or 98.1% of the portfolio at September 30, 2023.
We are a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to originate loans, unused lines of credit and standby letters of credit, which involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. Our exposure to credit loss is represented by the contractual amount of the instruments. We use the same credit policies in making commitments that we do for on-balance sheet instruments. Management believes that our current sources of liquidity are more than sufficient to fulfill our obligations as of September 30, 2023 pursuant to off-balance-sheet arrangements and contractual obligations.

The Bank is subject to various regulatory capital requirements administered by the New Jersey Department of Banking and Insurance (“NJDOBI”) and the Federal Deposit Insurance Corporation (“FDIC”). At September 30, 2023, the Bank exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines.

	Actual		Minimum Capital Adequacy		For Classification With Capital Buffer		For Classification as Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2023
Common equity tier 1	$298,111	20.26%	$66,200	4.50%	$102,977	7.00%	$95,622	6.50%
Tier 1 capital	298,111	20.26%	88,266	6.00%	125,044	8.50%	117,688	8.00%
Total capital	312,586	21.25%	117,688	8.00%	154,466	10.50%	147,111	10.00%
Tier 1 (leverage) capital	298,111	14.22%	83,872	4.00%	N/A	N/A	104,841	5.00%
December 31, 2022
Common equity tier 1	$298,132	20.85%	$64,348	4.50%	$100,097	7.00%	$92,947	6.50%
Tier 1 capital	298,132	20.85%	85,797	6.00%	121,546	8.50%	114,396	8.00%
Total capital	313,221	21.90%	114,396	8.00%	150,145	10.50%	142,995	10.00%
Tier 1 (leverage) capital	298,132	14.61%	81,611	4.00%	N/A	N/A	102,013	5.00%
ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1.A. RISK FACTORS
There have been no material changes in risk factors from those identified in the Annual Report on Form 10-K or Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES. USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
The following table reports information regarding repurchases of our common stock during the quarter ended September 30, 2023, and the stock repurchase plans approved by our board of directors.

Period	Total Number of Shares Purchased (1)	Average Price paid Per Share	As part of Publicly Announced Plans or Programs	Yet to be Purchased Under the Plans or Programs (1)
July	125,787	10.01	125,787	250
August	56,981	9.57	56,981	1,211,651
September	115,442	8.93	115,442	1,096,209
Total	298,210	$9.51	298,210
(1) On April 19, 2023, the Company adopted a program to repurchase up to 1,335,126 shares, or 5%, of its outstanding common stock. As of September 30, 2023, all shares authorized pursuant to this program have been repurchased. On August 16, 2023, the Company adopted its third repurchase program, which authorized the purchase of 5%, or 1,268,382 shares, of its outstanding common stock commencing upon the completion of the Company’s second stock repurchase program on August 17, 2023. The third repurchase program has no expiration date.
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
101
The following materials from the Company’s Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE FOUNDRY BANCORP

Dated:	November 13, 2023	By:	/s/ James D. Nesci
James D. Nesci
Chief Executive Officer
(Principal Executive Officer)

Dated:	November 13, 2023	By:	/s/ Kelly Pecoraro
Kelly Pecoraro
Chief Financial Officer
(Principal Financial Officer)