Form 10-K
period 2023-12-31
Blue Foundry Bancorp
filed 2024-03-27
CIK 1846017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

As of March 22, 2024, there were 28,522,500 shares issued and 24,338,092 shares outstanding of the Registrant’s Common Stock, par value $0.01 per share.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to price at which the common equity was last sold on June 30, 2023 was $227.4 million.

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

BLUE FOUNDRY BANCORP
FORM 10-K

Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect” and words of similar meaning. These forward-looking statements include, but are not limited to:
•statements of our goals, intentions and expectations;
•statements regarding our business plans, prospects, growth and operating strategies;
•statements regarding the quality of our loan and investment portfolios; and
•estimates of our risks and future costs and benefits.
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
The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:
•inflation and changes in the interest rate environment that reduce our margins and yields, or reduce the fair value of financial instruments or reduce the origination levels in our lending business, or increase the level of defaults, losses and prepayments on loans we have made and make whether held in portfolio or sold in the secondary markets;
•general economic conditions, either nationally or in our market areas, that are worse than expected;
•our ability to access cost-effective funding;
•our ability to meet applicable capital requirements;
•our ability to maintain liquidity, including the percentage of uninsured deposits in our portfolio;
•our ability to manage market risk, credit risk and operational risk in the current economic conditions;
•changes in consumer demand, borrowing and savings habits;
•demand for loans and deposits in our market area;
•changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses;
•fluctuations in real estate values and both residential and commercial real estate market conditions;
•significant increases in our loan losses;
•our ability to implement changes in our business strategies;
•competition among depository and other financial institutions;
•adverse changes in the securities markets;
•changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
•changes in monetary or fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board;
•our ability to enter new markets successfully and capitalize on growth opportunities;
•changes in accounting policies and practices, as may be adopted by bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
•our ability to retain key employees;
•technological changes;
•cyber-attacks, computer viruses and other technological risks that may breach the security of our websites or other systems to obtain unauthorized access to confidential information and destroy data or disable our systems;
•technological changes that may be more difficult or expensive than expected;
•the ability of third-party providers to perform their obligations to us;
•the ability of the U.S. Government to manage federal debt limits;
•changes in the financial condition, results of operations or future prospects of issuers of securities that we own;

•our ability to successfully integrate any assets, liabilities, clients, systems and management personnel we have acquired or may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;
•other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing products and services described elsewhere in the Annual Report on Form 10-K; and
•the current or anticipated impact of military conflict, terrorism or other geopolitical events
Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.
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
Blue Foundry Bank
The Bank is a New Jersey-chartered stock savings bank that was organized in 1939 as Boiling Springs Savings & Loan Association by the combination of the Rutherford Mutual Loan and Building Association, which had been founded in 1876, and the East Rutherford Savings, Loan and Building Association. In 1992, Boiling Springs Savings & Loan Association converted to a New Jersey-chartered mutual savings bank and became known as Boiling Springs Savings Bank. Boiling Springs Savings Bank’s name was changed to Blue Foundry Bank in 2019. At December 31, 2023, the Bank had assets of $2.04 billion, net loans of $1.55 billion and deposits of $1.24 billion.
Blue Foundry Bank’s principal business consists of originating one-to-four family residential, multifamily, and non-residential real estate mortgages, home equity loans and lines of credit, construction and commercial and industrial loans in our principal market and surrounding areas. In addition, we occasionally lend outside of our branch network in more densely populated and metropolitan areas, adding diversification to our loan portfolio. We attract retail deposits from the general public in the areas surrounding our banking offices, through our borrowers, and through our online presence, offering a wide variety of deposit products. We also invest in securities. Our revenues are derived primarily from interest on loans and, to a lesser extent, interest on mortgage-backed and other investment securities. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and borrowings from the Federal Home Loan Bank of New York (“FHLB”).
Blue Foundry Bank is subject to comprehensive regulation and examination by the New Jersey Department of Banking and Insurance (“NJDOBI”) and the Federal Deposit Insurance Corporation (“FDIC”). Our website address is www.bluefoundrybank.com. Information on this website is not and should not be considered a part of this Annual Report on Form 10-K.
Market Area
Our market area is primarily northern New Jersey. As of December 31, 2023, the Bank operates 20 full service banking offices in Bergen, Essex, Hudson, Middlesex, Morris, Passaic, and Union counties in New Jersey. The administrative offices of the Company and Bank are located at 7 Sylvan Way, Suite 200, Parsippany, New Jersey 07054. Our telephone number is (201) 939-5000.

The economy in our primary market area benefits from being varied and diverse, with a broad economic base. New Jersey, counted among the wealthiest states in the nation with an estimated population of 9.29 million, is considered one of the most attractive banking markets in the United States. Within our primary market areas, the Bank had less than 1% of bank deposit market share as of June 30, 2023, the latest date for which statistics are available.
We believe that we have developed products and services that meet the financial needs of our current and future customer base; however, we plan, and believe it is necessary, to continuously evaluate our products and service offerings in light of evolving expectations and make the appropriate enhancements to ensure we remain competitive in our market area. Our marketing strategies focus on the strength of our knowledge of local consumer and small business markets, as well as expanding relationships with current customers and reaching out to develop new, profitable business relationships.
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
We expect competition to remain intense in the future as a result of legislative, regulatory and technological changes and the continuing trend toward consolidation in the financial services industry. Technological advances, for example, have lowered barriers to entry, allowed banks to expand their geographic reach by providing services over the internet and made it possible for non-depository institutions, including financial technology companies, to offer products and services that traditionally have been provided by banks.
During 2022 and 2023, the Federal Reserve took unprecedented action to contain inflation. The Federal Reserve raised the federal funds rate a total of eleven times ranging from 25 basis points to 75 basis points, totaling 525 basis points to 5.50% in order to meet its goal to return inflation to its 2.00% target. The Federal Reserve did not increase rates at the end of 2023. Persistently high inflation and geopolitical tensions have continued to increase uncertainty and elevated the risk of recession in the US economy.
Historically, our lending activities have emphasized one-to-four family residential real estate loans and multifamily housing loans, and such loans continue to comprise the largest portion of our loan portfolio. We have shifted our focus to engage in more commercial-like lending to include non-residential mortgage loans, construction loans and commercial and industrial (“C&I”) loans. C&I loans include C&I revolvers, term loans and SBA 7a loans. Subject to market conditions and our asset-liability analysis, we expect to continue to focus on commercial real estate, multifamily and traditional C&I lending as part of our effort to diversify the loan portfolio and increase the overall yield earned on our loans. We compete for loans by offering high quality personalized service, providing convenience and flexibility, timely responses on loan applications, and by offering competitive pricing.

Loan Portfolio Composition. The following table sets forth the composition of the loan portfolio at the dates indicated.

	December 31, 2023			December 31, 2022
	Amount	Percent		Amount	Percent
	(Dollars in thousands)
Residential one-to-four family	$550,929	35.30%	$	$594,521	38.55%
Multifamily	682,564	43.74		690,278	44.75
Non-residential	232,505	14.90		216,394	14.03
Construction and land	60,414	3.87		17,990	1.17
Junior liens	22,503	1.44		18,477	1.20
Commercial and Industrial	11,768	0.75		4,682	0.30
Consumer and other	47	—		38	—
Total gross loans	$1,560,730	100.00%		1,542,380	100.00%
Deferred fees, costs and discounts, net (1)				2,747
Total loans				$1,545,127
(1) With the adoption of ASU 2016-13, loans are presented at amortized cost, net of deferred fees and costs. The 2022 presentation has not been restated.
Loan Maturity. The following tables set forth certain information at December 31, 2023 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The tables do not include any estimate of prepayments that significantly shorten the average loan life and may cause actual repayment experience to differ from that shown below. The amounts shown below include unearned loan origination fees and costs, and unamortized premium and discounts, net.

	Amounts due in
	One year or less	More than one year through five years	More than five years through fifteen years	More than fifteen years	Total
	(In thousands)
Residential one-to-four family	$395	$8,423	$152,515	$389,596	$550,929
Multifamily	25,989	74,699	441,439	140,437	682,564
Non-residential	68	65,677	142,730	24,030	232,505
Construction	24,309	36,105	—	—	60,414
Junior liens	56	431	2,265	19,751	22,503
Commercial and industrial	2,739	5,192	3,117	720	11,768
Consumer and other	25	8	14	—	47
Total loans	$53,581	$190,535	$742,080	$574,534	$1,560,730

Fixed vs. Adjustable Rate Loans. The following table sets forth the dollar amount of all loans at December 31, 2023 that are due after December 31, 2024 and have either fixed interest rates or floating or adjustable interest rates. The amounts shown below include unearned loan origination fees and costs and unamortized premium and discounts, net.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In thousands)
Residential one-to-four family	$356,755	$193,779	$550,534
Multifamily	114,649	541,926	656,575
Non-residential	122,966	109,471	232,437
Construction	26,332	9,773	36,105
Junior liens	6,845	15,602	22,447
Commercial and Industrial	8,676	353	9,029
Consumer and other	22	—	22
Total loans	$636,245	$870,904	$1,507,149
Residential Real Estate Loans. Our one-to-four family residential loan portfolio consists of mortgage loans that enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the borrower. At December 31, 2023, one-to-four family residential real estate loans totaled $550.9 million, or 35.3% of our total loan portfolio, and consisted of $356.8 million of fixed-rate loans and $194.1 million of adjustable-rate loans.
We offer fixed-rate and adjustable-rate residential real estate loans with maturities up to 30 years. The one-to-four family residential mortgage loans we are currently originating are generally underwritten according to Fannie Mae and Freddie Mac guidelines and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits. We currently originate loans above the conforming limits up to a maximum amount of $3.0 million, which are referred to as “jumbo loans.” We generally underwrite jumbo loans, whether originated or purchased, in a manner similar to conforming loans. At December 31, 2023, our largest one-to-four family residential loan totaled $3.7 million, is secured by single family home located on approximately 53 acres of property and was not performing in accordance with its original terms.
Our adjustable-rate residential real estate loans have interest rates that are fixed for an initial period ranging from three to ten years. After the initial fixed period, the interest rate on adjustable-rate residential real estate loans is generally reset periodically based on a contractual spread or margin above the average yield on U.S. Treasury securities. Our adjustable-rate residential real estate loans can have initial and periodic caps of up to 2.0% on interest rate changes, with a current cap on total increases of 6.0% over the life of the loan.
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

Multifamily Loans. At December 31, 2023, we had $682.6 million in multifamily loans, representing 43.7% of our total loan portfolio. Our multifamily loans are secured primarily by apartment buildings having five or more units, most of which are located in our primary market area.
We generally originate multifamily loans with maximum terms of 10 years based on amortization periods between 25 and 30 years. We generally limit loan-to-value ratios to less than 80% of the appraised value of the property for multifamily loans. Our multifamily loans are offered with fixed and adjustable rate interest terms. All multifamily loans are subject to our underwriting procedures and guidelines.
Repayment of multifamily loans is dependent, in significant part, on cash flow from the collateral property sufficient to satisfy operating expenses and debt service. Future increases in interest rates, increases in vacancy rates on multifamily residential or commercial buildings and other economic events, such as unemployment rates, which are outside the control of the borrower, or the Bank could negatively impact the future net operating income of such properties. Similarly, government regulations, such as the existing New York City Rent Regulation and Rent Stabilization laws, could limit future increases in the revenue from these buildings. As of December 31, 2023, the Company has approximately $109 million in New York multifamily loans that have some form of rent stabilization or rent control or 7.4% of total loans.
At December 31, 2023, our largest multifamily loan totaled $23.3 million and was performing in accordance with its original terms.
Non-Residential Real Estate Loans. At December 31, 2023, we had $232.5 million in non-residential real estate loans, representing 14.9% of our total loan portfolio. Our non-residential real estate loans are secured primarily by industrial facilities, retail facilities and other commercial properties, most of which are located in our primary market area. Of these loans, $54.5 million are owner-occupied.
At December 31, 2023, our total commercial loan portfolio had less than 2% to office space and none of the exposure was in New York City.
Non-residential real estate loans are underwritten to asset specific guidelines in accordance to policy with the loan-to-value ratio limit generally being 75% of the appraised value of the property. At December 31, 2023, our largest non-residential real estate loan totaled $24.3 million and was secured by a grocery-anchored shopping center. At December 31, 2023, this loan was performing in accordance with its original terms.
Construction Loans. We make construction loans, primarily to contractors and builders of multifamily and mixed-use projects and other commercial and industrial real estate projects. At December 31, 2023, our construction loans totaled $60.4 million, representing 3.9% of our total loan portfolio and our largest construction loan totaled $16.5 million, that was secured by a 16-story mixed use building. At December 31, 2023, this loan was performing in accordance with its original terms. Once a construction project is satisfactorily completed, we look to provide permanent financing.
Junior Liens and Consumer Loans. We offer consumer loans to customers residing in our market area. Our consumer loans and junior liens consist primarily of home equity loans and lines of credit. At December 31, 2023, consumer loans totaled $22.5 million, or 1.4% of our total loan portfolio.
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

Commercial and Industrial Loans. We typically originate commercial business loans on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business, the experience and stability of the borrower’s management team, earnings projections, and the value and marketability of any collateral securing the loan. Business loans and lines of credit inherently have more risk of loss than real estate secured loans, in part because business loans may be more complex to underwrite than mortgages, and some of the loans or portions thereof may be unsecured. These loans are more likely to be reliant on the cashflow and solvency of the business. The value of collateral may not be adequate to cover the value of the loan and may be severely impacted by the performance of the business. If a decline in economic conditions or other issues cause difficulties for our business borrowers or we fail to evaluate the credit of the loan accurately when we underwrite the loan, it could result in delinquencies or defaults and a material adverse effect on our business, results of operations or financial condition. Commercial and industrial loans are generally secured by a variety of collateral, primarily accounts receivable, inventory and equipment. As a result, the availability of funds for the repayment of commercial and industrial loans may be substantially dependent on the success of the business itself and the general economic environment in our market area. Therefore, commercial and industrial loans that we originate may have greater credit risk than one-to-four family residential real estate loans or, generally, consumer loans. In addition, commercial and industrial loans generally require substantially greater evaluation and oversight efforts.
The Bank is a certified Small Business Administration (“SBA”) lender and is a participant in SBA lending programs which typically provides guarantees of up to 75% of the principal on the underlying loans. We provide loans under the 7(a) Loan Program, the SBA’s most common loan program. We may sell a portion of these loans in the secondary market.
At December 31, 2023, we had $11.8 million of commercial and industrial loans. Commercial and industrial loans represent 0.8% of our total loan portfolio. We offer term loans, lines of credit and revolving lines of credit with varying maturity terms to small businesses in our market area to finance short-term working capital needs such as accounts receivable and inventory. Our commercial lines of credit are typically structured with variable rates. We generally obtain personal guarantees with respect to all commercial and industrial loans. At December 31, 2023, the average loan size of our commercial and industrial loans was $654 thousand, and our largest outstanding commercial and industrial loan balance was a $4.9 million conventional C&I term loan to an event and food services company. This loan was performing in accordance with its repayment terms at December 31, 2023.
The Company participated in the SBA’s Paycheck Protection Program (“PPP”). PPP loans are categorized as Commercial and Industrial Loans within the Company’s financial statements. At December 31, 2023 and 2022, PPP loans totaled $181 thousand and $477 thousand, respectively, net of unearned deferred fees.
Originations, Purchases and Participations of Loans
Loan origination activities are conducted by our lending personnel and throughout the branch network. We market, network and call on prospective customers and centers of influence to originate loans. We also obtain referrals from existing and former customers and from accountants, real estate brokers, builders and attorneys. All loans that we originate or purchase are underwritten pursuant to our policies and procedures, which, for residential loans, generally incorporate Fannie Mae and Freddie Mac underwriting guidelines to the extent applicable. We originate both adjustable-rate and fixed-rate loans. Our ability to originate fixed or adjustable-rate loans depends upon the relative customer demand for such loans, which is affected by current market interest rates as well as anticipated future market interest rates. Our loan origination and purchase activity may be adversely affected by a rising interest rate environment, which typically results in decreased loan demand.

We consider a number of factors in originating multifamily and non-residential real estate loans. We evaluate the qualifications and financial condition of the borrower (including credit history), profitability and expertise, as well as the value and condition of the mortgaged property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, we consider a number of factors, including the net operating income of the mortgaged property before debt service and depreciation, the debt service coverage ratio (the ratio of net operating income to debt service) to ensure that it is at least 1.25x, subject to certain exceptions, and the ratio of the loan amount to the appraised value of the mortgaged property. All loans are appraised by outside independent and qualified appraisers that are duly approved in accordance with Blue Foundry Bank policy. Loans are monitored on an ongoing basis, based on policy requirements, often requiring updated financials statements.
During the years ended December 31, 2023 and 2022, loan originations totaled $119.6 million and $488.2 million, respectively.
The Bank may purchase residential loans through its residential loan purchase program to utilize excess liquidity and to supplement originations. All loans purchased were within New Jersey and were underwritten to FNMA standards, a comparable underwriting standard as internally-originated loans. Loan purchases totaled $6.8 million and $104.0 million for the years ended December 31, 2023 and 2022, respectively.
We purchase whole loans and participate in loans originated by other institutions. Generally, our analysis for purchase and participation transactions follows underwriting policies as if we originated the loan directly. However, for loans that we participate in, we are subject to the lead financial institution’s policies and practices related to items such as, monitoring, collection and default. At December 31, 2023 the outstanding balances of our loan participations where we are not the lead lender totaled $126.8 million, or 8.1% of our loan portfolio. All such loans were performing at December 31, 2023 in accordance with their original repayment terms.
Credit Policy and Procedures
Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory, underwriting standards and loan origination policies established by management and approved by our Board of Directors. The Board of Directors has granted loan approval authority to certain officers up to prescribed limits, depending on the officer’s title, experience, and the type of loan.
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
Loans to One Borrower. Pursuant to New Jersey law, the aggregate amount of loans that the Bank is permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of the Bank’s capital, surplus fund and undivided profits (25% if the amount in excess of 15% is secured by “readily marketable collateral”). At December 31, 2023, based on the 15% limitation, the Bank’s loans-to-one-borrower limit was approximately $46.6 million, our internal policy limit was $42.0 million, representing 90% of the 15% limit. On the same date, the Bank had no borrowers with outstanding balances in excess of this amount. At December 31, 2023, our largest loan relationship with a single borrower was for $34.3 million, which consisted of one loan secured by non-residential, non-owner occupied real estate and seven loans secured by multifamily real estate, each of which was performing in accordance with its terms.

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
If repayment is doubtful or not possible, a notice of intent to foreclose will be issued for residential loans, or an acceleration notice will be issued for commercial loans, and the account will be administered by our Asset Recovery Department with oversight and guidance from our counsel. Once issued for residential loans, the notice of intent to foreclose typically allows the borrower a period to cure the default. Once issued for commercial loans, a grace period may be granted in accordance with the loan’s terms. If payment is made and the loan is brought current, foreclosure proceedings are discontinued, and the borrower is permitted to continue to make payments. If the borrower does not cure the default, we will initiate foreclosure proceedings.
Loans Past Due and Non-Performing Assets. Loans are reviewed on a regular basis. Management determines that a loan is impaired or non-performing when it is probable at least a portion of the loan will not be collected in accordance with the original terms due to a deterioration in the financial condition of the borrower or the value of the underlying collateral if the loan is collateral-dependent. When a loan is determined to be impaired, the measurement of the loan in the allowance for credit losses on loans is based on present value of expected future cash flows, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral less selling costs. Non-accrual loans are loans for which collectability is questionable and, therefore, interest on such loans will no longer be recognized on an accrual basis. All loans that become 90 days or more delinquent are placed on non-accrual status unless the loan is well secured and in the process of collection. At December 31, 2023, there were no loans 90 days past due and still accruing and, at December 31, 2022, there were $61 thousand of loans 90 days past due and still accruing. When loans are placed on non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received on a cash basis or cost recovery method.
When we acquire real estate as a result of foreclosure or a deed-in-lieu transaction, the real estate is classified as real estate owned. The real estate owned is recorded at the lower of carrying amount or fair value, less estimated costs to sell. Soon after acquisition, we order a new appraisal to determine the current market value of the property. Any excess of the recorded value of the loan over the market value of the property is charged against the allowance for credit losses on loans. Subsequent remeasurement resulting in a charge-off would be expensed in the current period. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell.
The adoption of ASU No. 2022-02 “Financial Instruments - Credit Losses : Troubled Debt Restructurings (“TDR”) and Vintage Disclosures (“ASU 2022-02”),” on January 1, 2023, eliminated the recognition and measurement guidance of TDRs, so that creditors will apply the same guidance to all modifications when determining whether a modification results in a new receivable or continuation of an existing receivable. Modifications to borrowers experiencing financial difficulty may include principal forgiveness, interest rate reductions, other than insignificant payment delays, terms extensions or a combination thereof. See Note 1 - Summary of Significant Accounting Policies for a description of the adoption of ASU 2022-02.

Delinquent Loans. The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	December 31, 2023				December 31, 2022
	60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in thousands)
Residential one-to-four family	1	$752	3	$3,926	4	$845	9	$6,738
Multifamily	—	—	—	—	—	—	1	182
Junior liens	—	—	1	49	—	—	1	52
Commercial and Industrial	—	—	3	39	—	—	7	96
Total	1	$752	7	$4,014	4	$845	18	$7,068
Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	December 31, 2023	December 31, 2022
	(Dollars in thousands)
Non-Performing Assets:
Non-accrual loans:
Residential one-to-four family	$5,884	$7,498
Multifamily	146	182
Junior liens	49	52
Commercial and Industrial	39	35
Total	6,118	7,767
Accruing loans past due 90 days or more:
Commercial and Industrial (1)	—	61
Total	—	61
Total non-performing loans	6,118	7,828
Real estate owned	593	—
Total non-performing assets	$6,711	$7,828

Total non-performing loans to total loans	0.39%	0.50%
Total non-performing loans to total assets	0.30%	0.38%
Total non-performing assets to total assets	0.33%	0.38%
(1) PPP loans 90 days past due and accruing totaled $61 thousand at December 31, 2022.
Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered to be of lesser quality, as substandard, doubtful or loss. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Assets classified as loss are those considered uncollectible and of such little value that they are charged-off. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as special mention by our management.

When an insured institution classifies problem assets as either substandard or doubtful, it may establish specific allowances in an amount deemed prudent by management to cover probable accrued losses. General allowances represent loss allowances which have been established to cover probable accrued losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required to charge-off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, which may require the establishment of additional general or specific loss allowances.
In connection with the filing of our periodic reports with the FDIC and in accordance with our classification of assets policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations.
The following table sets forth our amounts of special mention and classified loans as of December 31, 2023 and 2022.

	December 31, 2023	December 31, 2022
	(In thousands)
Special mention	$1,567	$2,224
Substandard	6,118	8,469
Doubtful	—	—
Loss	—	—
Total	$7,685	$10,693
At December 31, 2023, special mention loans included two residential one-to-four family loans totaling $663 thousand and one non-residential real estate loan totaling $904 thousand. At December 31, 2023, substandard loans represent nine residential one-to-four family loans totaling $5.9 million, one multifamily loan totaling $146 thousand and one junior lien loan totaling $49 thousand. At December 31, 2022 special mention loans included one non-residential real estate loan totaling $247 thousand, one multifamily real estate loan totaling $897 thousand and two non-residential loans totaling $1.1 million. At December 31, 2022, substandard loans represent 20 loans totaling $8.5 million.
Allowance for Credit Losses
On January 1, 2023, the Company adopted ASU No. 2016-13, “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”),” which requires the measurement of expected credit losses for financial assets measured at amortized cost, including loans, held-to-maturity securities and certain off-balance-sheet credit exposures. See Note 1 - Summary of Significant Accounting Policies for a description of the adoption of ASU 2016-13 and the Company’s allowance methodology.
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
In addition, the NJDOBI and the FDIC periodically review our allowance for credit losses on loans and as a result of such reviews, they may require us to adjust our allowance for credit losses on loans or recognize loan charge-offs.

The following table sets forth activity in our allowance for credit losses on loans for the periods indicated.

	Year Ended December 31,
	2023	2022
	(Dollars in thousands)
Allowance for credit losses on loans at beginning of period	$13,400	$14,425
Impact of adoption 2016-13	668	—
Provision (recovery of provision) for credit losses on loans	146	(1,001)
Charge-offs:
Residential one-to-four family	(18)	—
Consumer and other	(46)	(58)
Total charge-offs	(64)	(58)
Recoveries:
Residential one-to-four family	—	30
Consumer and other	4	4
Total recoveries	4	34
Net charge-offs	(60)	(24)
Allowance for credit losses on loans at end of period	$14,154	$13,400

Allowance for credit losses on loans to non-performing loans at end of period	231.35%	172.52%
Allowance for credit losses on loans to total loans outstanding at end of period	0.91	0.87
Net charge-offs to average loans outstanding during period	—	—
Allocation of Allowance for Credit Losses on Loans. The following tables set forth the allowance for credit losses on loans allocated by loan category and the percent of the allowance in each category to the total allocated allowance at the dates indicated. The allowance for credit losses on loans allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	December 31, 2023			December 31, 2022
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Residential one-to-four family	$1,968	13.90%	35.30%	$2,264	16.90%	38.55%
Multifamily	7,046	49.79%	43.74%	5,491	40.98%	44.75%
Non-residential	3,748	26.48%	14.90%	3,357	25.05%	14.03%
Construction and land	1,222	8.63%	3.87%	1,697	12.66%	1.17%
Junior liens	76	0.54%	1.44%	451	3.37%	1.20%
Commercial and Industrial	94	0.66%	0.75%	47	0.35%	0.30%
Total	14,154	100.00%	100.00%	13,307	99.31%	100.00%
Unallocated	—	—%	—%	93	0.69%	—%
Total allowance for credit losses on loans	$14,154	100.00%	100.00%	$13,400	100.00%	100.00%

Investment Activities
General. The goals of our investment policy are generally to provide liquidity, mitigate interest rate risk, ensure the safety of principal, provide earnings and meet pledging requirements. Subject to loan demand and our interest rate risk analysis, we may increase the balance of our securities portfolio.
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
At December 31, 2023, our securities portfolio consisted of approximately 60% high-quality liquid assets, with the remaining 40% consisting of corporate bonds, municipal bonds, privately issued asset-backed securities and other investment securities. Approximately 90% of our securities portfolio was classified as available-for-sale, with the remaining 10% classified as held-to-maturity.

Portfolio Maturities and Yields. The following table sets forth the stated maturities and weighted average yields of investment securities at December 31, 2023. Weighted average yields on tax-exempt securities presented exclude the tax equivalent yield. Certain securities have adjustable interest rates and will reprice at least annually within the various maturity ranges. These repricing schedules are not reflected in the table below. Weighted average yield calculations on investment securities available-for-sale do not give effect to changes in fair value that are reflected as a component of equity.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Available-for-sale:
U.S. Treasury Note	$30,010	1.33%	$—	—%	$6,925	1.28%	$—	—%	$36,935	35,060	1.32%
Corporate Bonds	12,005	2.65%	33,241	3.95%	31,002	5.97%	6,000	3.75%	82,248	76,623	4.51%
U.S. Government agency obligations	10,000	0.50%	0	—%	1,519	2.81%	—	—%	11,519	11,140	0.79%
State and municipal obligations	—	—%	743	2.24%	4,692	2.27%	988	2.26%	6,423	6,195	2.26%
Mortgage-backed securities:
Residential one-to-four family	—	3.63%	772	2.40%	5,007	1.12%	144,029	2.28%	149,808	128,542	2.24%
Multifamily	1,387	1.38%	4,790	5.61%	—	—%	6,345	2.64%	12,522	11,523	3.61%
Asset-backed securities	—	—%	0	—%	1,522	1.17%	13,488	6.55%	15,010	14,683	6.00%
Total available-for-sale	$53,402	1.47%	$39,546	4.09%	$50,667	4.27%	$170,850	2.68%	$314,465	$283,766	2.91%

Securities held-to-maturity:
Corporate bonds	$—	—%	$—	—%	$18,600	4.06%	$—	—%	$18,600	15,007	4.06%
Asset-backed securities	—	—%	5,967	1.73%	8,845	1.80%	—	—%	14,812	12,796	1.77%
Total held-to-maturity	$—	—%	$5,967	1.73%	$27,445	3.33%	$—	—%	$33,412	$27,803	3.04%

At December 31, 2023, other investments primarily consisted of membership and activity-based shares in FHLB stock. As a member of FHLB, we are required to purchase stock in the FHLB, which stock is carried at cost and classified as other investment securities. Other investments also consist of, to a much lesser extent, an investment in a financial technology fund carried at net asset value (“NAV”) and shares in a cooperative that provides community banking core technology solutions, carried at cost.
Sources of Funds
General. Deposits have traditionally been our primary source of funds for our lending and investment activities. We also use borrowings, primarily FHLB advances, to supplement cash flows, as needed. In addition, funds are derived from principal and interest payments on loans and securities, loan and security prepayments and maturities, brokered deposits, income on other earning assets and retained earnings. While cash flows from loans and securities payments can be a relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and competition.
Deposit Accounts. The majority of our deposits are from depositors who reside in our primary market area. We attract deposit customers by offering a broad selection of deposit instruments for individuals and businesses.
Deposit account terms vary according to the minimum balance required, the time period that funds must remain on deposit, and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability, and customer preferences. We review our deposit pricing at least monthly, or more frequently as needed, and continually review our deposit mix. Our deposit pricing strategy has been to offer competitive rates, but generally not the highest rates offered in the market, and to periodically offer special rates to attract deposits of a specific type or with a specific term.
We may supplement customer deposits with listed and brokered deposits. Listed deposits totaled $11.4 million and $40.4 million at December 31, 2023 and 2022, respectively. At December 31, 2023 and 2022, brokered deposits totaled $125.0 million and $75.0 million, respectively.
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
The following table sets forth the distribution of total deposits by account type at the dates indicated.

	December 31, 2023		December 31, 2022
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Non-interest bearing deposits	$27,739	2.23%	37,907	2.94%
NOW and demand accounts	361,139	29.01	410,937	31.88
Savings	259,402	20.84	423,758	32.88
Time deposits	596,624	47.92	416,260	32.30
Total	$1,244,904	100.00%	$1,288,862	100.00%
As of December 31, 2023, the aggregate amount of uninsured deposits (amounts in excess of $250,000, the maximum amount for federal deposit insurance) was $245.9 million, or 0.02% of total deposits, of which time deposits in excess of $250,000 (FDIC insurance limit) totaled $35.0 million. Uninsured deposits totaling $80.9 million were deposits of the Company and its subsidiaries and $33.8 million were municipal deposits covered by supplemental insurance on such deposits under New Jersey’s Governmental Unit Deposit Protection Act.

The following table sets forth the maturity of time deposits in excess of $250,000 at December 31, 2023.

Maturity Period:	(in thousands)
Three months or less	$36,905
Over three through six months	45,514
Over six through twelve months	17,283
Over twelve months	828
Total	$100,530
Borrowings. Our borrowings consist of advances from the FHLB. At December 31, 2023, we had the ability to borrow approximately $717.5 million under our credit facilities with the FHLB, of which $397.5 million was advanced. Borrowings from the FHLB are secured by loans pledged at the FHLB. We also have an unsecured line of $30.0 million with a correspondent bank and we can borrow at the Federal Reserve Bank (“FRB”) Discount Window up to the amount of collateral pledged. At December 31, 2023, we had $2.3 million pledged at the FRB. Additionally, the Company had the ability to participate in the FRB’s Bank Term Funding Program, which expired in March 2024, but had not borrowed under the program.
Subsidiary Activities
Blue Foundry Bancorp has one direct subsidiary, which is Blue Foundry Bank.
At December 31, 2023, Blue Foundry Bank has two active subsidiaries, Blue Foundry Investment Company, a New Jersey corporation formed to manage and invest in securities and TrackView LLC, a limited liability company formed to hold certain real estate owned. The Bank also has four subsidiaries formed to hold certain real estate owned, of which two are New Jersey corporations, Rutherford Center Development Corp. and Blue Foundry Service Corporation, and two are New Jersey limited liability companies, Blue Foundry, LLC and 116-120 Route 23 North, LLC. In January 2024, the Bank finalized dissolution of three of its inactive subsidiaries, Rutherford Center Development Corp., Blue Foundry Service Corp. and 116-120 Route 23 LLC.
Employees and Human Capital Resources
At December 31, 2023 we employed 179 employees, nearly all of whom are full-time and of which approximately 60% are women. At December 31, 2022, we employed 198 employees. As a financial institution, approximately 40% of our employees are employed at our branch offices, and another 4% are employed at our customer care call center. The success of our business is highly dependent on our employees, who provide value to our customers and communities through their dedication to our mission, which is helping customers achieve financial security. Our workplace culture is grounded in a set of core values – a concern for others, trust, respect, hard work, and a dedication to our customers. We seek to hire well-qualified employees who are also a good fit for our value system. Our selection and promotion processes are without bias and include the active recruitment of minorities, women, individuals with disabilities and veterans, without regard to race, color, religion, sex, LGBTQ+, national origin, disability or protected veteran status.
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

The Bank offers employees a comprehensive health benefits package and structures its bonus program to create meaningful performance-based incentives. To encourage retirement savings, the Bank provides a 401(k) match on up to 6% of an employee’s salary. Eligible employees are automatically enrolled in the plan and 3% of the employee’s total taxable compensation is withheld with annual 1% escalations up to 6%. Employees may opt out at any time. In addition, our Employee Stock Ownership Plan (“ESOP”) gives employees an opportunity to accumulate shares of our common stock and is 100% funded by the Company.
The safety, health and wellness of our employees is a top priority. We promote the health and wellness of our employees by strongly encouraging work-life balance, offering flexible work schedules and sponsoring various wellness programs. Our state-of-the-art administrative offices offer our employees access to an onsite gym at no cost and access to a shuttle to and from public transportation. Our offices are equipped with stand-up desks, and the mindfulness room provides a place for employees to take a quiet break from their busy day. Nursing moms have access to a lactation room equipped with a refrigerator and sink for their privacy and convenience.
Supervision and Regulation
The Company and the Bank operate in the highly-regulated banking industry. This regulation establishes a comprehensive framework of activities in which a bank holding company and New Jersey savings bank may engage and is intended primarily for the protection of the Deposit Insurance Fund and depositors.
Set forth below is a brief description of certain material regulatory requirements that are applicable to the Bank and the Company. The description is not intended to be a complete list or description of such statutes and regulations and their effects on the Bank and the Company.
Blue Foundry Bank
As a New Jersey-chartered savings bank, the Bank is subject to comprehensive regulation by the NJDOBI, as its chartering authority and, as a federally insured nonmember institution, by the FDIC. The Bank is a member of the FHLB and its deposits are insured up to applicable limits by the FDIC. The Bank is required to file reports with, and is periodically examined by, the FDIC and the NJDOBI concerning its activities and financial condition and must obtain regulatory approvals before entering into certain transactions, including mergers with or acquisitions of other financial institutions. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies regarding classifying assets and establishing an adequate allowance for credit losses on loans for regulatory purposes.
New Jersey Banking Laws and Supervision
Activity Powers. The Bank derives its lending, investment and other activity powers primarily from the New Jersey Banking Act and its related regulations. Under these laws and regulations, savings banks, including the Bank, generally may invest in:
•real estate mortgages;
•consumer and commercial loans;
•specific types of debt securities, including certain corporate debt securities and obligations of federal, state and local governments and agencies;
•certain types of corporate equity securities; and
•certain other assets.
A savings bank may also make other investments pursuant to “leeway” authority that permits investments not otherwise permitted by the New Jersey Banking Act. Leeway investments must comply with a number of limitations on the individual and aggregate amounts of leeway investments. A savings bank may also exercise trust powers upon approval of the NJDOBI. Savings banks also may exercise those powers, rights, benefits or privileges authorized for national banks or out-of-state banks or for federal or out-of-state savings banks or savings associations, provided that before exercising any such power, right, benefit or privilege, prior approval by the NJDOBI by regulation or by specific authorization is required. The exercise of these lending, investment and activity powers is limited by federal law and regulations. See “Federal Bank Regulation Activities and Investments” below. Certain corporate transactions by a savings bank, such as establishing branches and acquiring other banks, require the prior approval of the NJDOBI.

Loans-to-One-Borrower Limitations. With certain specified exceptions, a New Jersey-chartered savings bank may not make loans or extend credit to a single borrower or to entities related to the borrower in an aggregate amount that would exceed 15% of the bank’s capital funds. A savings bank may lend an additional 10% of the bank’s capital funds if secured by collateral meeting the requirements of the New Jersey Banking Act. The Bank currently complies with applicable loans-to-one-borrower limitations.
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
Federal Bank Regulation
Supervision and Enforcement Authority. The Bank is subject to extensive regulation, examination and supervision by the FDIC as its primary federal prudential regulator and the insurer of its deposits. The regulatory structure gives the FDIC extensive discretion in connection with its supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of an adequate allowance for credit losses on loans for regulatory purposes.
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
The FDIC maintains substantial enforcement authority over regulated institutions. That includes, among other things, the ability to assess civil money penalties, issue cease and desist orders and remove directors and officers. In general, enforcement actions against institutions may be initiated in response to violations of laws and regulations or unsafe or unsound practices; the FDIC may also bring enforcement actions against directors and officers on these bases and for breaches of fiduciary duty. The FDIC may also appoint itself as conservator or receiver for an insured bank under specified circumstances, including: (1) insolvency; (2) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (3) the existence of an unsafe or unsound condition to transact business; (4) insufficient capital; or (5) the incurrence of losses that will deplete substantially all of the institution’s capital with no reasonable prospect of replenishment without federal assistance.
Capital Requirements. Under FDIC regulations, the Bank must meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio, a Tier 1 capital to risk-based assets ratio, a total capital risk-based assets ratio, and a Tier 1 capital to total assets leverage ratio. The capital requirements are based on recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The FDIC also has authority to establish individual minimum capital requirements in appropriate cases upon determination that an institution’s capital level is, or is likely to become, inadequate in light of the particular circumstances.

The capital standards require the maintenance of common equity Tier 1 capital, Tier 1 capital and total capital to risk-weighted asset ratios of at least 4.5%, 6% and 8%, respectively, and a leverage ratio of at least 4% Tier 1 capital. Common equity Tier 1 capital is generally defined as common shareholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and Additional Tier 1 capital. Additional Tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus Additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for credit losses on loans limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). The Bank exercised the opt-out election regarding the treatment of AOCI. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.
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
A qualifying institution may opt in and out of the community bank leverage ratio framework on its quarterly call report. As of December 31, 2023, the Bank has not opted into the community bank leverage ratio framework.
At December 31, 2023, the Bank exceeded each of its capital requirements.
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
The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is considered “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is considered “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is considered “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is considered “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets equal to or less than 2.0%. At December 31, 2023, the Bank was classified as a “well capitalized” institution under these definitions.
At each successive lower capital category, an insured depository institution is subject to additional operating restrictions, including limits on growth and a prohibition on the payment of dividends and other capital distributions. Furthermore, if an insured depository institution is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the appropriate federal banking agency. An undercapitalized bank’s compliance with a capital restoration plan must be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5.0% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an “undercapitalized” bank fails to submit an acceptable capital restoration plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks must comply with one or more of a number of possible additional restrictions, including an order by the FDIC to sell sufficient voting stock to become adequately capitalized, reduce total assets, cease receipt of deposits from correspondent banks, dismiss directors or officers, or to limit interest rates paid on deposits, compensation of executive officers or capital distributions by the parent holding company. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it is determined to be critically undercapitalized.

A bank that is classified as well-capitalized, adequately capitalized or undercapitalized may be treated as though it were in the next lower capital category if the FDIC, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment.
Transaction with Affiliates and Regulation W / Loans to Insiders and Regulation O. Transactions between banks and their affiliates are governed by federal law. Generally, Section 23A of the Federal Reserve Act, applicable to FDIC-insured state nonmember banks by Section 18(j) of the Federal Deposit Insurance Act, and the Federal Reserve Board’s Regulation W prohibit a bank and its subsidiaries from engaging in a “covered transaction” with an affiliate if the aggregate amount of covered transactions outstanding with that affiliate, including the proposed transaction, would exceed an amount equal to 10.0% of the bank’s capital stock and surplus. The aggregate amount of covered transactions outstanding with all affiliates is limited to 20.0% of the bank’s capital stock and surplus. The term “covered transaction” includes, among other things, making loans to, purchasing assets from, and issuing guarantees to an affiliate, as well as other similar transactions. Section 23B of the Federal Reserve Act applies to “covered transactions,” as well as to certain other transactions, and requires that all such transactions be on terms and under circumstances that are substantially the same as, or at least as favorable to, the institution as prevailing market terms for comparable transactions with or involving a non-affiliate. Section 23B transactions also include the bank’s providing services and selling assets to an affiliate. In addition, loans or other extensions of credit by a bank to an affiliate are required to be collateralized according to the requirements set forth in Section 23A of the Federal Reserve Act.
A bank’s loans to its executive officers, directors, any owner of 10% or more of its stock (each, an insider) and any of certain entities controlled by any such person (an insider’s related interests), as well as loans to insiders of affiliates and such insiders’ related interests, are subject to the conditions and limitations imposed by Section 22(h) of the Federal Reserve Act and its implementing regulation, Regulation O. Under these restrictions, the aggregate amount of the loans to any insider and the insider’s related interests may not exceed the loans-to-one-borrower limit applicable to national banks, which is comparable to the loans-to-one-borrower limit applicable to the Bank’s loans. See “New Jersey Banking Laws and Supervision—Loan-to-One Borrower Limitations.” All loans by a bank to all insiders and insiders’ related interests in the aggregate may not exceed the bank’s unimpaired capital and unimpaired surplus. Loans to an executive officer, other than loans for the education of the officer’s children and certain loans secured by the officer’s residence, may not exceed the greater of $25,000 or 2.5% of the bank’s unimpaired capital and surplus, and in no event may exceed $100,000. Regulation O requires that any proposed loan to an insider, or a related interest of that insider, be approved in advance by a majority of the Board of Directors of the bank, with any interested directors not participating directly or indirectly in the voting, if that loan, combined with previous loans by the bank to the insider and his or her related interests, exceeds specified amounts. Generally, such loans must be made on substantially the same terms as, and follow credit underwriting procedures that are not less stringent than, those that are prevailing at the time for comparable transactions with non-insiders or non-employees. Regulation O contains a general exception for extensions of credit made pursuant to a benefit or compensation plan of a bank that is widely available to employees of the bank and that does not give any preference to insiders of the bank over other employees. As of December 31, 2023, the Bank does not have any such loans.
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
The FDIC assesses all insured depository institutions. An institution’s assessment rate depends upon the perceived risk to the Deposit Insurance Fund of that institution, with less risky institutions paying lower rates. Currently, assessments for institutions of less than $10 billion of total assets are based on financial measures and supervisory ratings derived from statistical models estimating the probability of failure within three years. Assessment rates (inclusive of possible adjustments) ranged from 2.5 to 32 basis points of each institution’s total assets less tangible capital effective January 1, 2023.

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
Privacy Regulations. Federal law and regulations generally requires that the Bank disclose its privacy policy, including identifying with whom it shares a customer’s “non-public personal information,” to customers at the time of establishing the customer relationship. In addition, financial institutions are generally required to furnish their customers a privacy notice annually. However, a provision of the Fixing America’s Surface Transportation Act enacted in 2015 provides an exception from the annual notice requirement if a financial institution does not share non-public personal information with non-affiliated third parties (other than as permitted under certain exceptions) and its policies and practices regarding disclosure of non-public personal information have not changed since the last distribution of its policies and practices to its customers. In addition, the Bank is required to provide its customers with the ability to “opt-out” of having their personal information shared with unaffiliated third parties and to not disclose account numbers or access codes to non-affiliated third parties for marketing purposes.
Community Reinvestment Act. Under the Community Reinvestment Act (“CRA”), as implemented by the FDIC, a state nonmember bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of each state non-member bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to establish branches and acquire other financial institutions. The CRA requires the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. The Bank’s most recent FDIC CRA rating in March 2021 was “Satisfactory.” On October 24, 2023, the FDIC, the Federal Reserve Board, and the Office of the Comptroller of the Currency issued a final rule to strengthen and modernize the CRA regulations. Under the final rule, banks with assets of at least $2 billion as of December 31 in both of the prior two calendar years will be a “large bank.” The agencies will evaluate large banks under four performance tests: the Retail Lending Test, the Retail Services and Products Test, the Community Development Financing Test, and the Community Development Services Test. The applicability date for the majority of the provisions in the CRA regulations is January 1, 2026, and additional requirements will be applicable on January 1, 2027.
Consumer Protection and Fair Lending Regulations. The Bank is subject to a variety of federal and New Jersey statutes and regulations that are intended to protect consumers and prohibit discrimination in the granting of credit. These statutes and regulations provide for a range of sanctions for non-compliance with their terms, including imposition of cease-and-desist orders and civil money penalties, and referral to the U.S. Attorney General for prosecution of a civil action seeking actual and punitive damages and injunctive relief. Certain of these statutes, including Section 5 of the Federal Trade Commission Act, which prohibits unfair and deceptive acts and practices against consumers. Federal laws also prohibit unfair, deceptive or abusive acts or practices against consumers, which can be enforced by the Consumer Financial Protection Bureau, the FDIC and state attorneys general.

Federal Home Loan Bank System
The Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Banks provide a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB. The Bank was in compliance with this requirement at December 31, 2023.
Holding Company Regulation
Federal Holding Company Regulation. The Company is a bank holding company registered with the Federal Reserve Board and is subject to regulations, examination, supervision and reporting requirements applicable to bank holding companies. In addition, the Federal Reserve Board has enforcement authority over the Company and its non-savings bank subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings bank.
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
The Gramm-Leach-Bliley Act of 1999 authorizes a bank holding company that meets specified conditions, including that its depository institution subsidiaries are “well capitalized” and “well managed,” to opt to become a “financial holding company.” A “financial holding company” may engage in a broader range of financial activities than a bank holding company. Such activities may include insurance underwriting and investment banking. The Company has no plans to elect “financial holding company” status at this time.
Capital. Federal legislation required the Federal Reserve Board to establish minimum consolidated capital requirements for bank holding companies that are as stringent as those applicable to their insured depository subsidiaries. However, subsequent federal legislation exempted from the applicability of the consolidated capital requirements bank holding companies with less than $3.0 billion in consolidated assets, such as the Company, unless otherwise advised by the Federal Reserve Board.
Source of Strength. Federal law provides that bank holding companies must act as a source of strength to their subsidiary depository institution. The expectation is that the bank holding company will provide capital, liquidity and other support for the institution in times of financial stress.
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

Notwithstanding the above, the Federal Reserve Board has issued a supervisory bulletin regarding the payment of dividends and repurchase or redemption of outstanding shares of stock by bank holding companies. In general, the Federal Reserve Board’s policy is that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The supervisory bulletin provides for prior consultation with and review of proposed dividends by the Federal Reserve Board in certain cases, such as where a proposed dividend exceeds earnings for the period for which the dividend would be paid (e.g., calendar quarter) or where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund a proposed dividend.
The supervisory bulletin also indicates that a bank holding company should notify the Federal Reserve Board, under certain circumstances, prior to redeeming or repurchasing common stock or perpetual preferred stock. The specified circumstances include where a holding company is experiencing financial weaknesses or where the repurchase or redemption would result in a net reduction, as of the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. Even outside of these circumstances, the Federal Reserve Board expects as a matter of practice to have notice and opportunity for non-objection before such an action is taken. The supervisory bulletin indicates that such notification is to allow Federal Reserve Board supervisory review of, and possible objection to, the proposed repurchases or redemption. These regulatory policies could affect the ability of the Company to pay dividends, engage in stock repurchases or otherwise engage in capital distributions.
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
Federal Securities Laws
The Company’s common stock is registered with the Securities and Exchange Commission. The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.
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
Sarbanes-Oxley Act of 2002
The Sarbanes-Oxley Act of 2002 was enacted to improve corporate responsibility, provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Company has policies, procedures and systems designed to comply with this Act and its implementing regulations.
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
Net Operating Loss Carryovers. Effective with the passage of the Tax Cuts and Jobs Act, net operating loss carrybacks are no longer permitted, and net operating losses are allowed to be carried forward indefinitely. Net operating loss carryforwards arising from tax years beginning after January 1, 2018 are limited to offset a maximum of 80% of a future year’s taxable income. At December 31, 2023, the Company had $33.0 million in net operating loss carryovers. The Company contributed $9.0 million to the Blue Foundry Charitable Foundation, and the deferred benefit has a five-year carryforward limitation.
Capital Loss Carryovers. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which carried and is used to offset any capital gains. Any loss remaining after the five-year carryover period that has not been deducted is no longer deductible. At December 31, 2023, the Company had no capital loss carryovers. See discussion on Deferred Tax valuation Allowance on the next page of this document.
Corporate Dividends. We may generally exclude from our income 100% of dividends received from the Bank as a member of the same affiliated group of corporations.
Audit of Tax Returns. The Company’s federal income tax returns have not been audited in the last three years.

State Taxation
New Jersey State Taxation. In 2014, tax legislation was enacted that changed the manner in which financial institutions and their affiliates are taxed in New Jersey. Taxable income is apportioned to New Jersey based on the location of the taxpayer’s customers, with special rules for income from certain financial transactions. The location of the taxpayer’s offices and branches are not relevant to the determination of income apportioned to New Jersey. The state of New Jersey applies a surtax based on the tax base within the state, applying a 6.5%, 7.5% or 9% rate. Given the Company has available net operating losses for the period, the statutory rate that would apply to the tax base in 2022 is 6.5%. An alternative tax on apportioned capital, capped at $5.0 million for a tax year, is imposed to the extent that it exceeds the tax on apportioned income. The New Jersey alternative tax rate was 0.05% for 2019, 0.025% for 2020 and was completely phased out as of January 1, 2021. Qualified community banks and thrift institutions that maintain a qualified loan portfolio are entitled to a specially computed modification that reduces the income taxable to New Jersey. The Company had New Jersey net operating loss carryforwards totaling $33.0 million, the majority of which will expire in 18 years.
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
Deferred Tax Valuation Allowance
Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2023. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.
On the basis of this evaluation, a valuation allowance was established at December 31, 2021, for both federal and state net deferred tax assets. For the year ended December 31, 2023, a valuation allowance of $24.1 million has been maintained against our net deferred tax asset. The amount of the deferred tax asset considered realizable could be adjusted if estimates of future taxable income increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

ITEM 1A. RISK FACTORS
Risks Related to Interest Rate Risk
Future changes in interest rates may reduce any future profits.
Like most financial institutions, whether we are profitable or not depends to a large extent upon our net interest income, which is the difference between our interest income on interest-earning assets, such as loans and securities, and our interest expense on interest-bearing liabilities, such as deposits and borrowed funds. Accordingly, our results of operations depend largely on movements in market interest rates and our ability to manage our interest-rate sensitive assets and liabilities in response to these movements. Factors such as inflation, recession and instability in financial markets, among other factors beyond our control, may affect interest rates. For the year ended December 31, 2023, we recorded a loss of $7.4 million.
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
Changes in interest rates also affect the value of our interest-earning assets and in particular our securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. At December 31, 2023, our available-for-sale debt securities portfolio totaled $283.8 million with net unrealized losses of $30.7 million and are reported as a separate component of stockholders' equity. Therefore, decreases in the fair value of securities available-for-sale resulting from increases in interest rates could have an adverse effect on stockholders' equity. At December 31, 2023, our held-to-maturity debt securities portfolio totaled $33.4 million with net unrealized losses of $5.1 million. The net unrealized losses on our held-to-maturity securities are not reported in the financial statements until realized upon sale. The Company does not intend to sell held-to-maturity securities, nor does it foresee being required to sell them before the anticipated recovery or maturity.
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
Any substantial change in market interest rates could have a material adverse effect on our financial condition, liquidity and results of operations. While we pursue an asset/liability strategy designed to mitigate our risk from changes in interest rates, such changes can still have a material adverse effect on our financial condition and results of operations. At December 31, 2023, our net portfolio value would decrease by $73.9 million if there was an instantaneous 200 basis point increase in market interest rates. For further discussion of how changes in interest rates could impact us, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk.”

Risks Related to Lending Activities
Because we intend to increase our commercial real estate and commercial loan originations, our lending risk will increase.
Commercial real estate and commercial loans generally have more risk than residential mortgage loans. Because the repayment of commercial real estate and commercial loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of such loans can be affected by adverse conditions in the real estate market or the local economy. Commercial real estate and commercial loans may also involve relatively large loan balances to individual borrowers or groups of related borrowers. A downturn in the real estate market or the local economy could adversely impact the value of properties securing the loan or the revenues from the borrower’s business thereby increasing the risk of non-performing loans. Also, many of our multifamily and commercial real estate and commercial business borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential mortgage loan. Further, unlike residential mortgages or multifamily and commercial real estate loans, commercial and industrial loans may be secured by collateral other than real estate, such as inventory and accounts receivable, the value of which may be more difficult to appraise, may be more susceptible to fluctuation in value at default, and may be more difficult to realize upon enforcement of our remedies. As our commercial real estate and commercial loan portfolios increase, the corresponding risks and potential for losses from these loans may also increase.
If our allowance for credit losses on loans is not sufficient to cover actual loan losses, our earnings and capital could decrease.
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
We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for our loans. In determining the amount of the allowance for credit losses on loans, we review our loans and our loss and delinquency experience, and we evaluate other factors including, among other things, current economic conditions. If our assumptions are incorrect, or if delinquencies or non-performing loans increase, our allowance for credit losses on loans may not be sufficient to cover losses in our loan portfolio, which would require additions to our allowance, which could materially decrease our net income. Our allowance for credit losses on loans was 0.91% of total loans and 231.35% of non-performing loans at December 31, 2023.
In addition, bank regulators periodically review our allowance for credit losses on loans and, based on their judgments and information available to them at the time of their review, may require us to increase our allowance for credit losses on loans or recognize further loan charge-offs. An increase in our allowance for credit losses on loans or loan charge-offs as required by these regulatory authorities may reduce our net income and our capital, which may have a material adverse effect on our financial condition and results of operations.
If our non-performing assets increase, our earnings will be adversely affected.
At December 31, 2023, our non-performing assets, which consist of non-performing loans and other real estate owned, were $6.7 million, or 0.33% of total assets. Our non-performing assets adversely affect our net income in various ways:
•we record interest income only on the cash basis or cost-recovery method for non-accrual loans and we do not record interest income for other real estate owned;
•we must provide for expected loan losses through a current period charge to the provision for credit losses on loans;

•non-interest expense increases when we write down the value of properties in our other real estate owned portfolio to reflect changing market values;
•there are legal fees associated with the resolution of problem assets, as well as carrying costs, such as taxes, insurance and maintenance fees; and
•the resolution of non-performing assets requires the active involvement of management, which can distract them from more profitable activity.
If additional borrowers become delinquent and do not pay their loans and we are unable to successfully manage our non-performing assets, our losses and troubled assets could increase significantly, which could have a material adverse effect on our financial condition and results of operations.
Risks Related to Loan Underwriting
Adjustable-Rate Loans. While we anticipate that adjustable-rate loans will better offset the adverse effects of an increase in interest rates as compared to fixed-rate loans, an increased monthly payment required of adjustable-rate loan borrowers in a rising interest rate environment could cause an increase in delinquencies and defaults. The marketability of the underlying property also may be adversely affected in a high interest rate environment. In addition, although adjustable-rate loans make our asset base more responsive to changes in interest rates, the extent of this interest sensitivity is somewhat limited by the annual and lifetime interest rate adjustment limits on adjustable-rate loans. To help minimize the risks associated with rising interest rates and the subsequent risk of default, we often perform a stress analysis during underwriting.
MultiFamily and Non-Residential Real Estate Loans. Loans secured by non-residential and multifamily real estate generally have larger balances and involve a greater degree of risk than one-to-four family residential real estate loans. Of primary concern in non-residential real estate and multifamily lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the asset. Payments on loans secured by income producing properties often depend on the successful operation and management of the properties. As a result, repayment of such loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than residential real estate loans. To monitor cash flows on income properties, we generally require borrowers and loan guarantors, if any, to provide annual financial statements on commercial real estate and multifamily loans. In reaching a decision whether to make a non-residential real estate or multifamily loan, we consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. At times, we may also perform a global cash flow analysis of the borrower. We generally have required that the properties securing these real estate loans have debt service coverage ratios (the ratio of net operating income to debt service) of at least 1.25x. We require a Phase One environmental report on all commercial real estate loans in excess of $1.0 million or when we believe there is a possibility that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials. Further in situations where environmental risks may be present, we utilize the services of an independent and qualified environmental consultant to assess any underlying risks.
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
As of December 31, 2023, the Company had approximately $317.0 million in its investment portfolio, with $283.8 million designated as available-for-sale and $33.4 million designated as held-to-maturity. For securities available-for-sale, ASU 2016-13 requires entities to determine if impairment is related to credit loss or non-credit loss. If an assessment of the security indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security, and if the present value of cash flows is less than the amortized cost basis, a credit loss exists and an allowance is created, limited by the amount that the fair value is less than the amortized cost basis. Held-to-maturity securities are evaluated under the allowance for credit losses model. Held-to-maturity securities are charged off against the allowance when deemed to be uncollectible and adjustments to the allowance are reported as a component of credit loss expense. If the credit loss expense is significant enough it could affect the ability of Blue Foundry Bank to upstream dividends to the Company, which could have a material adverse effect on our liquidity and our ability to pay dividends to shareholders and could also negatively impact our regulatory capital ratios.
The geographic concentration of our loan portfolio and lending activities makes us vulnerable to a downturn in our local market area.
Our loan portfolio is concentrated primarily in New Jersey. This makes us vulnerable to a downturn in the local economy and real estate markets. Adverse conditions in the local economy such as unemployment, inflation, recession, regulatory changes, a catastrophic event or other factors beyond our control could impact the ability of our borrowers to repay their loans, which could impact our net interest income. Decreases in local real estate values caused by economic conditions, recent changes in tax and rent regulation laws or other events could adversely affect the value of the property used as collateral for our loans, which could cause us to realize a loss in the event of a foreclosure. Further, deterioration in local economic conditions could drive the level of loan losses beyond the level we have provided for in our allowance for credit losses on loans, which in turn could necessitate an increase in our provision for loan losses and a resulting reduction to our earnings and capital.

A worsening of economic conditions in our market area could reduce demand for our products and services and/or result in increases in our level of non-performing loans, which could adversely affect our operations, financial condition and earnings
Local economic conditions have a significant impact on the ability of our borrowers to repay loans and the value of the collateral securing loans. A deterioration in economic conditions, especially local conditions, could have the following consequences, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations, and could more negatively affect us compared to a financial institution that operates with more geographic diversity:
•demand for our products and services may decline;
•loan delinquencies, problem assets and foreclosures may increase;
•collateral for loans, especially real estate, may decline in value, thereby reducing customers’ future borrowing power and reducing the value of assets and collateral associated with existing loans; and
•the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us.
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
A lack of liquidity could adversely affect the Company’s financial condition and results of operations.
Liquidity is essential to the Company’s business. The Company relies on its ability to generate deposits and effectively manage the repayment of its liabilities to ensure that there is adequate liquidity to fund operations. An inability to raise funds through deposits, borrowings, the sale and maturities of loans and securities and other sources could have a substantial negative effect on liquidity. The Company’s most important source of funds is its deposits. Deposit balances can decrease when customers perceive alternative investments as providing a better risk adjusted return, which are strongly influenced by such external factors as the direction of interest rates, local and national economic conditions and the availability and attractiveness of alternative investments. Further, the demand for deposits may be reduced due to a variety of factors such as negative trends in the banking sector, the level of and/or composition of our uninsured deposits, demographic patterns, changes in customer preferences, reductions in consumers’ disposable income, the monetary policy of the Federal Reserve or regulatory actions that decrease customer access to particular products. If customers move money out of bank deposits and into other investments such as money market funds, the Company would lose a relatively low-cost source of funds, which would increase its funding costs and reduce net interest income. Any changes made to the rates offered on deposits to remain competitive with other financial institutions may also adversely affect profitability and liquidity. Other primary sources of funds consist of cash flows from operations, maturities and sales of investment securities and/or loans, brokered deposits, borrowings from the FHLB and/or FRB discount window, and unsecured borrowings. The Company also may borrow funds from third-party lenders, such as other financial institutions. The Company’s access to funding sources in amounts adequate to finance or capitalize its activities, or on terms that are acceptable, could be impaired by factors that affect the Company directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry, a decrease in the level of the Company’s business activity as a result of a downturn in markets or by one or more adverse regulatory actions against the Company or the financial sector in general. Any decline in available funding could adversely impact the Company’s ability to originate loans, invest in securities, meet expenses, or to fulfill obligations such as meeting deposit withdrawal demands, any of which could have a material adverse impact on its liquidity, business, financial condition and results of operations.

The failure to address the Federal debt ceiling in a timely manner, downgrades of the U.S. credit rating and uncertain credit and financial market conditions may affect the stability of securities issued or guaranteed by the Federal government, which may affect the valuation or liquidity of our investment securities portfolio and increase future borrowing costs.
As a result of uncertain political, credit and financial market conditions, including the potential consequences of the federal government defaulting on its obligations for a period of time due to federal debt ceiling limitations or other unresolved political issues, investments in financial instruments issued or guaranteed by the federal government pose credit default and liquidity risks. Given that future deterioration in the U.S. credit and financial markets is a possibility, no assurance can be made that losses or significant deterioration in the fair value of our U.S. government issued or guaranteed investments will not occur. At December 31, 2023, we had approximately $36.9 million, $11.5 million and $149.8 million invested in U.S. Treasury securities, U.S. government agency securities, and residential mortgage-backed securities issued or guaranteed by government-sponsored enterprises, respectively. Downgrades to the U.S. credit rating could affect the stability of securities issued or guaranteed by the federal government and the valuation or liquidity of our portfolio of such investment securities, and could result in our counterparties requiring additional collateral for our borrowings. Further, unless and until U.S. political, credit and financial market conditions have been sufficiently resolved or stabilized, it may increase our future borrowing costs.
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
We are building market share by opening de novo branches in contiguous markets. There are considerable costs involved in de novo branching as new branches generally require time to generate sufficient revenues to offset their initial start-up costs, especially in areas in which we do not have an established presence. Accordingly, any new branch can be expected to negatively impact our earnings until the branch attracts a sufficient number of deposits and loans to offset expenses. We cannot assure that new branches opened will be successful even after they have been established.
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
Information security risks have generally increased in recent years because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial and other transactions and the increased sophistication and activities of perpetrators of cyber-attacks and phishing. Phishing, a means for identity thieves to obtain sensitive personal information through fraudulent e-mail, text or voice mail, is an emerging threat targeting the customers of financial entities. A failure in or breach of our operational or information security systems, or those of our third-party service providers, as a result of cyber-attacks or information security breaches or due to employee error, malfeasance or other disruptions could adversely affect our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and/or cause losses.

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
While our Board of Directors takes an active role in cybersecurity risk tolerance, we rely to a large degree on management and outside consultants in overseeing cybersecurity risk management.
Our Board of Directors takes an active role in the cybersecurity risk tolerance of the Company and all members receive cybersecurity training annually. The Board reviews the annual risk assessments and approves information technology policies, which include cybersecurity. Furthermore, our Audit Committee is responsible for reviewing all audit findings related to information technology general controls, internal and external vulnerability, and penetration testing. We also engage outside consultants to support our cybersecurity efforts. However, our directors do not have significant experience in cybersecurity risk management outside of the Company and therefore, its ability to fulfill its oversight function remains dependent on the input it receives from management and outside consultants.
Our cost of operations is high relative to our revenues.
Our non-interest expense totaled $51.6 million and $52.8 million for the years ended December 31, 2023 and 2022, respectively. We continue to analyze our expenses and achieve efficiencies where available. Although we strive to generate increases in both net interest income and non-interest income, our efficiency ratio remains high. Our efficiency ratio was 117.93% and 97.39% for the years ended December 31, 2023 and 2022, respectively.
The cost of additional finance and accounting systems, procedures and controls in order to satisfy our new public company reporting requirements will increase our expenses.
As a result of the completion of the stock offering, we became a public reporting company. We expect that the obligations of being a public company, including the substantial public reporting obligations, will require significant expenditures and place additional demands on our management team. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting. Any failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business. In addition, we may need to hire additional compliance, accounting and financial staff with appropriate public company experience and technical knowledge, and we may not be able to do so in a timely fashion. As a result, we may need to rely on outside consultants to provide these services for us until qualified personnel are hired. These obligations will increase our operating expenses and could divert our management’s attention from our operations.

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

Our New York State multifamily loan portfolio could be adversely impacted by changes in legislation or regulation.
Multifamily loans generally involve a greater risk than residential real estate loans because of legislation and government regulations involving rent control and rent stabilization, which are outside the control of the borrower or the Bank. This could impair the value of the collateral securing the loan or the future cash flow of such properties. For example in 2019, New York State passed the Housing Stability & Tenant Protection Act, impacting one million rent-regulated apartment units. The Legislation, limited rent increases from material capital improvements, eliminated the ability for apartments to exit rent regulation, did away with vacancy decontrol and high-income deregulation and repealed the 20% vacancy bonus. As of December 31, 2023, the Company has approximately $109 million, or 7.4% of total loans, in New York multifamily loans that have some form of rent stabilization or rent control. Of these loans, only 18% and 13% reprice or mature in 2024 and 2025, respectively, with the remainder maturing or repricing in 2026 through 2030.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Risk Management and Strategy
Our risk management program is designed to identify, assess and mitigate risks across various aspects of our company, including financial, operational, regulatory, reputational and legal. Cybersecurity is a critical component of this program, given the increasing reliance on technology and potential of cyber threats. Our Chief Information Security Officer is primarily responsible for this cyber security component and is a key member of the risk management organization, reporting directly to the Chief Risk Officer.
Our objective for managing cybersecurity risk is to avoid or minimize the impacts of external threat events or other efforts to penetrate, disrupt or misuse our systems or information. The structure of our information security program is designed around the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework, regulatory guidance and other industry standards. In addition, we leverage certain industry and government associations, third-party benchmarking, audits and threat intelligence feeds to facilitate and promote program effectiveness. Our Chief Information Security Officer and our Chief Technology Officer, who reports directly to our President and Chief Executive Officer, along with key members of their teams, regularly collaborate with peer banks, industry groups and policymakers to discuss cybersecurity trends and issues and identify best practices. The information security program is periodically reviewed by such personnel with the goal of addressing changing threats and conditions.
We employ an in-depth, layered, defensive strategy that embraces a “trust by design” philosophy when designing and/or implementing new products, services and technology. We leverage people, processes and technology as part of our efforts to manage and maintain cybersecurity controls. We also employ a variety of preventative and detection tools designed to monitor, block and provide alerts regarding suspicious activity, as well as to report on suspected advanced persistent threats. We have established processes and systems designed to mitigate cyber risk, including regular and on-going education and training for employees, preparedness simulations and tabletop exercises and recovery and resilience tests. We engage in regular assessments of our infrastructure, software systems and network architecture, using internal cybersecurity risks, associated with external service providers and our supply chain. We also actively monitor our email gateways for malicious phishing email campaigns and monitor remote connections as a significant portion of our workforce has the option to work remotely. We leverage internal and external auditors and independent external partners to periodically review our processes, systems and controls, including with respect to our information security program, to assess their design and operating effectiveness and make recommendations to strengthen our risk management program.

We maintain a Cyber Incident Response Procedure that provides a documented framework for responding to actual and potential cybersecurity incidents, including timely notification of and escalation to the appropriate Board-approved management committees and to the Enterprise Risk Committee of our Board of Directors. The Cyber Incident Response Procedure is coordinated through the Chief Information Security Officer and key members of management are embedded into the Plan by its design. The Cyber Incident Response Procedure facilitates coordination across multiple parts of our organization and is evaluated at least annually.
Notwithstanding our defensive measures and processes, the threat posed by cyber-attacks is severe. Our internal systems, processes and controls are designed to mitigate loss from cyber-attacks and, while we have experienced cybersecurity incidents in the past, to date, risks from cybersecurity threats have not materially affected our company. For further discussion of risks from cybersecurity threats, see the section captioned “Cyber-attacks or other security breaches could adversely affect our operations, net income or reputation” in Item 1A. Risk Factors.
Cybersecurity Governance
Management Committee Oversight
The Company has established an Information Risk Management Subcommittee, chaired by the Chief Information Security Officer and supported by leaders from departments across the Company. The Cybersecurity function is provided by qualified financial service technology professionals, with extensive certifications and/or advanced degrees in cybersecurity. Cybersecurity knowledge is expanded across all areas of Information Technology and is foundational in the approach from planning to execution. The subcommittee focuses on strategic and tactical delivery, policy oversight, and the assessment and management of material risks from cybersecurity threats. Policies are also shared with the Enterprise Risk Management Committee to provide an additional second line review in alignment with Enterprise Risk functions. All Information Security activity is lead by the Chief Information Security Officer, which includes developing and implementing the information security program and reporting cyber security matters to the Board. The Chief Information Security Officer has many years of experience leading cybersecurity governance and operations in financial services, supported by staff cybersecurity specialists. Management provides cybersecurity statistics and details to the Board quarterly.
Board Committee Oversight
The Company’s Board Enterprise Risk Committee provides oversight of the cyber program. The Committee consists of Board members, chaired by an independent director. Committee members have extensive experience in various disciplines including risk management, communications, litigation, banking and transactional matters, and regulatory compliance. The Board Committee receives regular reports informing on the effectiveness of the overall cybersecurity program and the detection, response, and recovery from significant cyber incidents. Cybersecurity metrics are reported quarterly to the Committee and Key Risk Indicators are reported.
ITEM 2. PROPERTIES
At December 31, 2023, the Company and the Bank conducted business through 20 full-service branch offices, located in northern New Jersey and the Company’s administrative offices located at 7 Sylvan Way, Parsippany, New Jersey. The Company’s principal executive office is located at 19 Park Avenue, Rutherford, New Jersey.
We own five properties and lease 16 properties at December 31, 2023. The aggregate net book value of premises and equipment was $32.5 million at December 31, 2023.
ITEM 3. LEGAL PROCEEDINGS
Periodically, we are involved in claims and lawsuits, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At December 31, 2023, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is listed on the Nasdaq Global Select Market under the trading symbol “BLFY.” Trading in the Company’s common stock commenced on July 16, 2021. As of December 31, 2023, there were 1,308 stockholders of record. Certain shares of Blue Foundry Bancorp are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
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
Issuer Purchases of Equity Securities
The following table reports information regarding repurchases of our common stock during the quarter ended December 31, 2023 and the stock repurchase plans approved by our Board of Directors.

Period	Total Number of Shares Purchased (1)	Average Price paid Per Share	As part of Publicly Announced Plans or Programs	Yet to be Purchased Under the Plans or Programs (1)
October	148,810	$7.87	148,810	947,399
November	283,300	8.37	283,300	664,099
December	225,052	9.71	225,052	439,047
Total	657,162	$8.72	657,162
(1) On April 19, 2023, the Company adopted its second program to repurchase up to 1,335,126 shares, or 5%, of its outstanding common stock. On August 16, 2023, the Company adopted its third repurchase program, which authorized the purchase of 5%, or 1,268,382 shares, of its outstanding common stock commencing upon the completion of the Company’s second stock repurchase program on August 17, 2023. The third repurchase program has no expiration date.
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section is intended to assist in the understanding of the financial performance of the Company and its subsidiary through a discussion of our financial condition as of December 31, 2023, and our results of operations for the years ended December 31, 2023 and 2022. This section should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements that appear at the end of this report.
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
Grow funding sources with an emphasis on core deposits to improve cost and mix and improve our Loan/Deposit ratio. The Company’s core banking strategy is to target small and medium-sized businesses and to continue the transition to relationship driven business and retail customers to grow the deposit base. The focus on small and medium-sized businesses will seek to attract and develop customers whose businesses are growing. As these customers grow, they can become full-service relationships that provide both lower-cost core deposits and lending opportunities. Blue Foundry’s market area has many small and medium-sized business opportunities to attract, onboard and leverage. Opportunities also exist to gain the banking relationships of business owners, as well as their employees. While we have continued to maintain and deepen relationships with many of the commercial customers onboarded during PPP, we have also broadened the business customer offerings and have a full suite of cash management products for businesses. We anticipate steadily increasing deposit accounts each year. Critical to succeeding will be the ability to leverage technology, utilize management information, assign responsibility and accountability and develop a steady stream of referral opportunities to build quality relationships.
Grow and further diversify the loan portfolio. The Company’s overall strategy for loan growth and revenue generation will primarily be driven by further diversification into commercial lending, particularly CRE and C&I lending. Our market area includes a sizable number of small to medium-sized businesses, which are potentially full-service relationships that can provide both core deposits and lending opportunities. We intend to pursue these commercial relationships through the lending, retail branch and the retail business development personnel that we have recruited and continue to recruit, who have the experience and relationships necessary to build relationships with the privately-owned businesses managed and/or operating within the market and those located in areas targeted for expansion. We look to partner with our customers in their journey to build their businesses. We believe pursuing this strategy will allow us to both grow and diversify our business mix while providing us with the best opportunities to drive strong financial returns. Further, our investment in technology is intended to facilitate the delivery of consumer and business solutions without the need for traditional sales channels.
Improve operating leverage and efficiency. The Company seeks to achieve meaningful balance sheet growth to absorb narrowing margins and operating costs. Improving operating leverage and efficiency will assist in increasing revenue and managing operating expenses to reach necessary and expected performance targets.
We will continue to reduce redundant tasks and streamline workflows to provide a consistently better customer experience. Management will continue to foster a culture of continuous improvement where each employee is empowered to find ways to make every process more efficient and effective in their daily routines. Benefits include increased employee engagement, customer satisfaction and loyalty and greater efficiency and productivity. As the Bank grows, processes must continue to be scaled, allowing for growth, as well as addition of incremental capabilities without requiring similar growth in infrastructure or staffing.

Leveraging technology to enable revenue growth will continue to be a strategic focus. The Bank will continue to explore and evaluate technology offerings from FinTechs to identify partnering opportunities to enhance systems, infrastructure, processes, and/or organizational structure to improve delivery channels or ensure regulatory compliance. The Company recognizes that technology must be nimble and quick, and touch-points must be customer friendly. The Bank also wants to ensure that all system options and capabilities are utilized to more efficiently and effectively make better use of all resources.
Critical Accounting Policies
Certain of our accounting policies are important to the presentation of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances that could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers. The Company has identified the allowance for credit losses on loans and income taxes to be a critical accounting policy. These accounting policies and our significant accounting policies are discussed in detail in Note 1 to our Consolidated Financial Statements included in Part II, Item 8.
Comparison of Operating Results for the Years Ended December 31, 2023 and 2022
General. The Company recorded a net loss for the year ended December 31, 2023 of $7.4 million compared to net income of $2.4 million for the year ended December 31, 2022. The decrease was largely driven by a decrease of $9.9 million in net interest income.
Interest Income. Interest income increased $16.7 million, or 26.7%, to $79.1 million for the year ended December 31, 2023 from $62.4 million for the year ended December 31, 2022. The increase was due to an increase in market rates with interest income from loans and securities increasing $13.4 million and $3.3 million, respectively. The average balance of loans increased $162.1 million, while the average balances of cash and securities decreased $42.5 million and $25.4 million, respectively. Average balances of loans for the year ended December 31, 2023 as compared to the 2022 period increased due to growth in the multifamily and non-residential mortgage portfolios.
Interest Expense. Interest expense increased $26.6 million, or 251.8%, to $37.2 million for the year ended December 31, 2023 compared to $10.6 million for the year ended December 31, 2022. The increase in interest expense was driven by increases of $18.4 million and $8.2 million in interest expense on deposits and borrowings, respectively due to an increase in rates paid. The average balance of FHLB advances increased $160.7 million offset by a small decrease in the average balance of interest bearing deposits of $1.9 million. Balances shifted from interest-bearing core deposits (checking, savings and money market accounts) to higher-cost time deposits with average interest-bearing core deposits declining by $90.3 million and average time deposits increasing $88.4 million.
Net Interest Income and Margin. For the year ended December 31, 2023 net interest income was $41.9 million, a decrease of $9.9 million or 19.1%, compared to $51.8 million for same period in 2022.
Net interest margin for the year ended December 31, 2023 decreased by 64 basis points to 2.09% from 2.73% for the year ended December 31, 2022. The yield on average interest-earning assets increased 66 basis points to 3.94% for the year ended December 31, 2023 from 3.28% for the year ended December 31, 2022, while the cost of average interest-bearing liabilities increased 158 basis points to 2.30% for the year ended December 31, 2023 from 0.72% for the year ended December 31, 2022. The total cost of deposits increased 148 basis points and the total cost of funds increased 156 basis points.

Provision for Credit Losses. Provisions for credit losses are charged to operations to establish an allowance for credit losses. The Company adopted ASU No. 2016-13, “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments,” which replaces the incurred loss model for loans and other financial assets with an expected loss model and is referred to as the current expected credit loss (“CECL”) model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loans receivable and held-to maturity debt securities. It also applies to off-balance-sheet credit exposures (loan commitments, standby letters of credit, financial guarantees and other similar instruments) and net investments in certain leases recognized by a lessor. Prior year disclosures have not been restated.
The Company recorded a net release of provision for credit losses of $441 thousand for the year ended December 31, 2023 compared to a release of provision for loan losses of $1.0 million for the year ended December 31, 2022. The net release of provision in 2023 consisted of a $146 thousand provision on loans, a release of provision of $575 thousand for commitments and letters of credit and a release of $12 thousand on held-to-maturity securities. During 2023, credit quality improved with reductions in delinquent and non-performing loan balances of $2.3 million and $1.6 million, respectively, coupled with limited growth in the loan portfolio.
Non-interest Income. The Company recorded non-interest income of $1.8 million for the year ended December 31, 2023, a decrease of $859 thousand, or 32.2%, from $2.7 million recorded for the year ended December 31, 2022. The reduction was primarily due to a decrease in prepayment fees of $748 thousand as the increase in market rates slowed prepayments on loans. In addition, the Company discontinued charging overdraft fees in the fourth quarter of 2022 resulting in no overdraft fees for the year ended December 31, 2023 compared to overdraft fees totaling $242 thousand for the same period in 2022. The Company began selling SBA loans during 2023, resulting in gains on sales of loans totaling $231 thousand.
Non-interest Expense. Non-interest expense totaled $51.6 million and $52.8 million for the year ended December 31, 2023 and 2022, respectively, a decrease of $1.2 million or 2.3%. Excluding the provision for commitments and letters of credit, which prior to January 1, 2023 was recorded in non-interest expense, non-interest expense decreased $1.5 million. The decrease was primarily driven by decreases in professional fees and advertising expenses of $1.1 million and $707 thousand, respectively, partially offset by increases of $725 thousand in occupancy and equipment expense, $365 thousand in data processing and $418 thousand in FDIC assessment. Occupancy and equipment expense increased as a result of additional branches and branch renovations. In addition, compensation and benefits costs declined by $808 thousand to $28.4 million for the year ended December 31, 2023, due to lower cash incentive expense offset in part by costs associated with equity grants made under the shareholder-approved equity incentive plan.
Income Tax Expense. The Company’s current tax position reflects the previously established full valuation allowance on its deferred tax assets. At December 31, 2023, the valuation allowance on deferred tax assets was $24.1 million. The Company did not record a tax benefit for the loss incurred during 2023 because a full valuation allowance was required on its deferred tax assets. The effective tax rate for the year ended December 31, 2022 was 12.4% and was the result of the taxable income produced during the year ended December 31, 2022, partially offset by the ability to utilize a portion of the net operating losses that were fully reserved.

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

	Year Ended December 31,
	2023			2022
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
Assets:
Loans (1)	$1,569,590	$65,685	4.18%	$1,407,502	$52,279	3.71%
Mortgage-backed securities	172,405	3,693	2.14%	190,540	3,934	2.06%
Other investment securities	195,754	6,010	3.07%	203,002	4,820	2.37%
FHLB stock	21,249	1,582	7.45%	12,629	587	4.65%
Cash and cash equivalents	46,245	2,135	4.62%	88,703	793	0.89%
Total interest earning assets	2,005,243	79,105	3.94%	1,902,376	62,413	3.28%
Non-interest earning assets	56,297			64,786
Total assets	$2,061,540			$1,967,162
Liabilities and shareholders' equity:
NOW, savings, and money market deposits	$722,149	8,339	1.15%	$812,473	2,959	0.36%
Time deposits	501,124	15,777	3.15%	412,734	2,779	0.67%
Interest bearing deposits	1,223,273	24,116	1.97%	1,225,207	5,738	0.47%
FHLB advances	396,265	13,070	3.30%	235,589	4,832	2.05%
Total interest bearing liabilities	1,619,538	37,186	2.30%	1,460,796	10,570	0.72%
Non-interest bearing deposits	25,227			44,029
Non-interest bearing other	43,868			47,707
Total liabilities	1,688,633			1,552,532
Total shareholders' equity	372,907			414,630
Total liabilities and shareholders' equity	$2,061,540			$1,967,162
Net interest income		$41,919			$51,843
Net interest rate spread (2)			1.64%			2.56%
Net interest margin (3)			2.09%			2.73%
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

	Year Ended December 31,
	2023 vs. 2022
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)
Interest income:
Loans	$6,029	$7,377	$13,406
Mortgage-backed securities	(379)	138	(241)
Other investment securities	(180)	1,370	1,190
FHLB stock	400	595	995
Cash and cash equivalents	(383)	1,725	1,342
Total interest-earning assets	$5,487	$11,205	$16,692

Interest expense:
Interest-bearing deposits	$245	$18,133	$18,378
FHLB advances	3,285	4,953	8,238
Total interest-bearing liabilities	3,530	23,086	26,616
Net increase in net interest income	$1,957	$(11,881)	$(9,924)
Comparison of Financial Condition at December 31, 2023 and December 31, 2022
Total Assets. Total assets increased $1.6 million to $2.04 billion at December 31, 2023.
Cash and cash equivalents. Cash and cash equivalents increased $4.8 million, or 11.8%, to $46.0 million at December 31, 2023 from $41.2 million at December 31, 2022.
Securities Available-For-Sale. Securities available-for-sale decreased $30.5 million, or 9.7%, to $283.8 million at December 31, 2023 from $314.2 million at December 31, 2022 due to amortization, maturities, calls and sales during the year. In addition, the unrealized loss on available-for-sale securities increased by $5.5 million. During the year ended December 31, 2023, the Company sold $9.1 million of available-for-sale securities.
Securities Held-To-Maturity. Securities held-to-maturity totaled $33.3 million at December 31, 2023 decreasing $451 thousand from $33.7 million at December 31, 2022, primarily due to amortization.
Other investments. Other investments increased $4.3 million, or 26.6%, to $20.3 million at December 31, 2023 from $16.1 million at December 31, 2022. The increase was related to the purchases of Federal Home Loan Bank of New York stock made in conjunction with borrowings in 2023.
Gross Loans. Gross loans held for investment increased $15.6 million, or 1.01%, to $1.56 billion at December 31, 2023 from $1.55 billion at December 31, 2022. Construction loans increased $42.6 million, non-residential loans increased $16.4 million and commercial and industrial loans increased $7.1 million. These increases were partially offset by decreases in the residential and multifamily loan portfolios of $46.3 million and $8.1 million, respectively. Originations totaled $119.6 million during 2023, including originations of $35.6 million in construction loans, $27.4 million in non-residential real estate loans, and $17.3 million in multifamily loans.

The following table presents loans allocated by loan category:

	December 31, 2023	December 31, 2022
	(In thousands)
Residential one-to-four family	$550,929	$594,521
Multifamily	682,564	690,278
Non-residential	232,505	216,394
Construction	60,414	17,990
Junior liens	22,503	18,477
Commercial and industrial	11,768	4,682
Consumer and other	47	38
Total gross loans	1,560,730	1,542,380
Deferred fees, costs and premiums and discounts, net (1)	—	2,747
Total loans	$1,560,730	$1,545,127
(1) With the adoption of ASU No. 2016-13, net deferred fees and costs are allocated to the loan segments.
The table below presents the balance of non-performing assets on the dates indicated:

	December 31, 2023	December 31, 2022
	(In thousands)
Residential one-to-four family	$5,884	$7,498
Multifamily	146	182
Non-residential	—	—
Construction	—	—
Junior liens	49	52
Commercial and industrial	39	35
Consumer and other	—	—
Total	$6,118	$7,767
Other real estate owned	593	—
Total non-performing assets	$6,711	$7,767
Other Assets. Other assets increased $4.9 million, or 22.2%, to $27.1 million at December 31, 2023 from $22.2 million at December 31, 2022. This increase was primarily driven by the increase in fair value of the Company’s interest rate swap agreements. See Note 12, Derivatives, of Notes to Consolidated Financial Statements in “Part II, Item 8- Financial Statements.”
Total Deposits. Total deposits decreased $44.0 million or 3.4% to $1.24 billion at December 31, 2023 compared to $1.29 billion at December 31, 2022 due to the competitive rate environment in our primary market area. Time deposits increased $180.4 million, or 43.3%, to $596.6 million with a weighted average rate of 4.1% at December 31, 2023 from $416.3 million with a weighted average rate of 1.8% at December 31, 2022. The increase in time deposits was due to an increase in rates paid on these non-core deposits. Core deposits decreased $224.3 million, or 25.7%, to $648.3 million at December 31, 2023 from $872.6 million at December 31, 2022. This shift resulted in the ratio of core deposits to total deposits decreasing from 67.7% at December 31, 2022 to 52.1% at December 31, 2023.

The following table presents the totals of deposit accounts by account type, at the dates shown below:

	December 31, 2023	December 31, 2022
	(In thousands)
Non-interest bearing deposits	$27,739	$37,907
NOW and demand accounts (1)	361,139	410,937
Savings (1)	259,402	423,758
Time deposits	596,624	416,260
Total deposits	$1,244,904	$1,288,862
(1) Money market accounts are included within the NOW and demand accounts and savings captions.
Borrowings. The Company had $397.5 million of borrowings at December 31, 2023, an increase of $87.0 million, or 28.0%, from $310.5 million at December 31, 2022. The increase is related to the execution of short-term borrowings during the 2023 to support loan growth. Our borrowings consisted solely of Federal Home Loan Bank of New York advances, $209.0 million of which are associated with longer-dated swap agreements. See Note 12, Derivatives, of Notes to Consolidated Financial Statements in “Part II, Item 8- Financial Statements.”
Total Shareholders’ Equity. Total shareholders’ equity decreased by $38.1 million, or 9.7%, to $355.6 million at December 31, 2023 compared to $393.7 million at December 31, 2022. The Company also repurchased 3,717,949 of its shares at a cost of $36.3 million. Treasury shares totaling 732,780 were used to fund the shareholder-approved restricted stock grants.
Off-Balance Sheet. To help manage our interest rate position, the Company had $259.0 million in interest rate hedges at December 31, 2023, with a weighted average duration of 3.2 years and a weighted average rate of 2.58%. This represents an increase of $150.0 million from December 31, 2022, when we had $109.0 million in interest rate hedges with a weighted average duration of 4.2 years and a weighted average rate of 3.15%. See Note 12, Derivatives and Hedging Activities, of Notes to Consolidated Financial Statements in “Item 1- Financial Statements.”
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
The Bank has entered into derivative financial instruments to reduce risk associated with interest rate volatility by matching repricing terms of assets and liabilities. These derivatives had an aggregate notional amount of $259.0 million and $109.0 million at of December 31, 2023 and 2022, respectively. See Note 12 of the Notes to the Consolidated Financial Statements.

At December 31, 2023, we had outstanding commitments to originate loans of $18.1 million and unused lines of credit of $92.7 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from December 31, 2023 totaled $572.4 million. Management expects, based on historical experience, that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense. Available borrowing capacity at December 31, 2023 was $320.0 million with FHLB. We also had a $30.0 million available line of credit with a correspondent bank and the ability to borrow up to $2.3 million at the FRB’s Discount Window at December 31, 2023. The Company also had the ability to participate in the FRB’s Bank Term Funding Program. Additionally, almost all of the Bank’s investment securities are unencumbered and could be used as collateral for additional borrowing capacity.
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to originate loans, unused lines of credit and standby letters of credit, which involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. Our exposure to credit loss is represented by the contractual amount of the instruments. We use the same credit policies in making commitments that we do for on-balance sheet instruments. Management believes that our current sources of liquidity are more than sufficient to fulfill our obligations as of December 31, 2023 pursuant to off-balance-sheet arrangements and contractual obligations.
Blue Foundry Bancorp is a separate legal entity from Blue Foundry Bank and must provide for its own liquidity to fund dividend payments, stock repurchases, and other corporate risk factors. The Company’s primary source of liquidity is issuance of stock and the receipt of dividend payments from the Bank in accordance with applicable regulatory requirements. At December 31, 2023, Blue Foundry Bancorp (unconsolidated) had liquid assets of $61.4 million.
The Bank is subject to various regulatory capital requirements administered by the NJDOBI and the FDIC. At December 31, 2023, the Bank exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines. See “Item 1. Business—Supervision and Regulation—Federal Banking Regulation—Capital Requirements” and Note 19 of the Notes to the Consolidated Financial Statements.
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

The Bank has entered into derivative financial instruments to reduce risk associated with interest rate volatility by matching repricing terms of assets and and liabilities. These derivatives had an aggregate notional amount of $259.0 million as of December 31, 2023.
Quantitative Analysis. We compute amounts by which the net present value of our cash flow from assets, liabilities and off-balance sheet items would change in the event of a range of assumed changes in market interest rates. The net present value (“NPV”) analysis estimates the change in the NPV of assets and liabilities and off-balance sheet contracts over a range of immediate rate shock interest rate scenarios. This model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value. The model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumption that the United States Treasury yield curve increases or decreases instantaneously by 100 to 200 basis points in 100 basis point increments. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100-basis point increase in the “Basis Point Change in Interest Rates” column below.
The following table sets forth, at December 31, 2023, the calculation of the estimated changes to the Bank’s net interest income, at the Bank level, that would result from the specified immediate changes in the United States Treasury yield curve. For purposes of this table, 100 basis points equals 1%.

	Net Interest Income
Change in Interest Rates (basis points)	Amount	Change	Percent
	(Dollars in thousands)
+200	$45,392	(1,012)	(2.2)%
+100	45,929	(475)	(1.0)
0	46,404	—	—
-100	48,977	2,573	5.5
-200	51,187	4,783	10.3
The following table sets forth, at December 31, 2023, the calculation of the estimated changes in our NPV, at the Bank level, that would result from the specified immediate changes in the United States Treasury yield curve. For purposes of this table, 100 basis points equals 1%.

	NPV
Change in Interest Rates (basis points)	Estimated NPV	Estimated Increase (Decrease)		NPV as a Percent of Portfolio Value of Assets
		Amount	Percent	NPV Ratio	Change
	(Dollars in thousands)
+200	$15,293	$(73,921)	(82.9)%	0.8%	(3.6)
+100	51,896	(37,318)	(41.8)	2.5	(1.8)
0	89,214	—	—	4.4	—
-100	126,976	37,763	42.3	6.2	1.9
-200	165,462	76,248	85.5	8.1	3.7
The table above indicates that at December 31, 2023, in the event of an instantaneous 100 basis point increase in interest rates, the Bank would experience a 42% decrease in NPV. In the event of an instantaneous 100 basis point decrease in interest rates, the Bank would experience a 42% increase in NPV.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following are included in this item:

A.	Report of Independent Registered Public Accounting Firm
B.	Consolidated Financial Statements:
	(1)	Consolidated Statements of Financial Condition as of December 31, 2023 and 2022
	(2)	Consolidated Statements of Operations for the years ended December 31, 2023 and 2022
	(3)	Consolidated Statements of Comprehensive Loss for the years ended December 31, 2023 and 2022
	(4)	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2023 and 2022
	(5)	Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022
	(6)	Notes to Consolidated Financial Statements
C.	Blue Foundry Bancorp Condensed Financial Statements:
	(1)	Condensed Statements of Financial Condition as of December 31, 2023 and 2022
	(2)	Condensed Statements of Comprehensive Loss for the years ended December 31, 2023 and 2022
	(3)	Condensed Statements of Cash Flows for the years ended December 31, 2023 and 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Blue Foundry Bancorp:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Blue Foundry Bancorp and subsidiary (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for the recognition and measurement of credit losses as of January 1, 2023 due to the adoption of ASC Topic 326, Financial Instruments - Credit Losses.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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

Short Hills, New Jersey
March 27, 2024

See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP
Consolidated Balance Sheets
(In thousands, except share data)

	December 31, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$46,025	$41,182
Securities available-for-sale, at fair value	283,766	314,248
Securities held-to-maturity (fair value of $28,323 at December 31, 2023 and $29,115 at December 31, 2022, and allowance for credit losses of $158 at December 31, 2023 and none at December 31, 2022)	33,254	33,705
FHLB stock and other investments	20,346	16,069
Loans receivable, net of allowance for credit losses of $14,154 at December 31, 2023 and $13,400 at December 31, 2022	1,546,576	1,531,727
Real estate owned, net	593	—
Interest and dividends receivable	7,595	6,893
Premises and equipment, net	32,475	29,825
Right-of-use assets	25,172	25,906
Bank owned life insurance	22,034	21,576
Other assets	27,127	22,207
Total assets	$2,044,963	$2,043,338

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	$1,244,904	$1,288,862
Advances from the Federal Home Loan Bank	397,500	310,500
Advances by borrowers for taxes and insurance	8,929	9,302
Lease liabilities	26,777	27,324
Other liabilities	11,213	13,632
Total liabilities	1,689,323	1,649,620

Shareholders’ equity
Preferred stock, $0.01 par value, 10,000,000 authorized; none issued	—	—
Common stock $0.01 par value; 70,000,000 shares authorized; 28,522,500 shares issued at December 31, 2023 and December 31, 2022; 24,509,950 and 27,523,219 shares outstanding at December 31, 2023 and December 31, 2022, respectively	285	285
Additional paid-in capital	273,991	279,454
Retained earnings	164,340	171,763
Treasury Stock, at cost: 4,012,550 shares at December 31, 2023 and 999,281 shares at December 31, 2022	(40,016)	(12,072)
Unallocated common shares held by Employee Stock Ownership Plan	(20,080)	(20,993)
Accumulated other comprehensive loss	(22,880)	(24,719)
Total shareholders’ equity	355,640	393,718
Total liabilities and shareholders’ equity	$2,044,963	$2,043,338

See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP
Consolidated Statements of Operations
(Dollars in thousands)

	For the Year Ended December 31,
	2023	2022
Interest income:
Loans	$65,685	$52,279
Taxable investment income	12,990	9,678
Non-taxable investment income	430	456
Total interest income	79,105	62,413
Interest expense:
Deposits	24,116	5,738
Borrowed funds	13,070	4,832
Total interest expense	37,186	10,570
Net interest income	41,919	51,843
Release of provision for credit losses / release of provision for loan losses	(441)	(1,001)
Net interest income after release of provision for credit losses / release of provision for loan losses	42,360	52,844
Non-interest income:
Fees and service charges	1,164	2,156
Gain on securities, net	20	14
Gain on sale of loans	231	—
Other income	390	494
Total non-interest income	1,805	2,664
Non-interest expense:
Compensation and benefits	28,439	29,247
Occupancy and equipment	8,350	7,625
Data processing	6,119	5,754
Advertising	354	1,061
Professional services	3,021	4,117
Release of provision for commitments and letters of credit	—	(311)
Federal deposit insurance	799	381
Other expense	4,480	4,900
Total non-interest expense	51,562	52,774
(Loss) income before income tax expense	(7,397)	2,734
Income tax expense	—	338
Net (loss) income	$(7,397)	$2,396
Basic and diluted (loss) earnings per share	$(0.31)	$0.09
Weighted average shares outstanding-basic	23,925,724	26,165,841
Weighted average shares outstanding-diluted	23,925,724	26,270,864

See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year Ended December 31,
	2023	2022
	(In thousands)
Net (loss) income	$(7,397)	$2,396
Other comprehensive (loss) income, net of tax (1):
Unrealized gain (loss) on securities available-for-sale:
Unrealized gain (loss) arising during the period	5,504	(37,260)
Reclassification adjustment for gain included in net income	(20)	(14)
	5,484	(37,274)
Unrealized (loss) gain on cash flow hedge:
Unrealized gain arising during the period	1,963	11,693
Reclassification adjustment for gain included in net income	(5,472)	(356)
	(3,509)	11,337
Post-Retirement plans:
Net benefit arising from plan amendment (2)	—	504
Net gain (loss) arising during the period	—	858
Reclassification adjustment for amortization of:
Net actuarial (loss) gain	(136)	228
	(136)	1,590
Total other comprehensive income (loss), net of tax (1):	1,839	(24,347)
Comprehensive loss	$(5,558)	$(21,951)
(1) Includes a deferred tax valuation allowance equal to the net tax benefit.
(2) Benefit arising from plan amendment approved in June 2022

See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP
Consolidated Statements of Changes in Shareholders’ Equity
Year Ended December 31, 2023 and 2022
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Unallocated Common Stock Held by ESOP	Total Shareholders’ Equity
	Shares	Par Value
		(In thousands, except share data)
Balance at January 1, 2022	28,522,500	$285	$282,006	$169,457	$—	$(372)	$(21,905)	$429,471
Net income	—	—	—	2,396	—	—	—	2,396
Other comprehensive income	—	—	—	—	—	(24,347)	—	(24,347)
Purchase of Treasury stock	(1,298,762)	—	—	—	(15,618)	—	—	(15,618)
Treasury stock allocated to restricted stock plan	299,481	—	(3,456)	(90)	3,546	—	—	—
Compensation cost for stock options and restricted stock	—	—	664	—	—	—	—	664
ESOP shares committed to be released (91,272 shares)	—	—	240	—	—	—	912	1,152
Balance at December 31, 2022	27,523,219	$285	$279,454	$171,763	$(12,072)	$(24,719)	$(20,993)	$393,718
Cumulative effect of adopting ASU 2016-13	—	—	—	(18)	—	—	—	(18)
Cumulative effect of adopting ASU 2022-02	—	—	—	(8)	—	—	—	(8)
Net income	—	—	—	(7,397)	—	—	—	(7,397)
Other comprehensive loss	—	—	—	—	—	1,839	—	1,839
Purchase of Treasury stock	(3,717,949)	—	—	—	(36,268)	—	—	(36,268)
Treasury stock allocated to restricted stock plan, net of forfeitures	704,680	—	(8,324)	—	8,324	—	—	—
Compensation cost for stock options and restricted stock	—	—	2,879	—	—	—	—	2,879
ESOP shares committed to be released (91,272 shares)	—	—	(18)	—	—	—	913	895
Balance at December 31, 2023	24,509,950	$285	$273,991	$164,340	$(40,016)	$(22,880)	$(20,080)	$355,640

See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2023	2022
	(In thousands)
Cash flows from operating activities
Net (loss) income	$(7,397)	$2,396
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization of premises and equipment	2,870	2,662
Change in right-of-use asset	2,822	2,550
(Accretion) amortization of:
Deferred loan fees, costs, premiums and discounts, net	(598)	(655)
Premiums and discounts on securities, net	1,044	1,065
Release of provision for credit losses/loan losses	(441)	(1,001)
Gain on sales and calls of securities, net	(20)	(14)
Proceeds from sales of loans held for sale	5,479	—
Gains on sale of loans, net	(231)	—
Origination of loans held for sale	(5,248)	—
Loss on premises and equipment	13	—
Increase in BOLI cash surrender value	(458)	(490)
ESOP and stock-based compensation expense	3,774	1,816
Increase in interest and dividends receivable	(702)	(1,521)
Increase in other assets	(7,498)	(2,247)
(Decrease) increase in other liabilities	(2,892)	590
Change in lease liability	(2,635)	(2,372)
Net cash (used in) provided by operating activities	(12,118)	2,779
Cash flows from investing activities
Net originations of loans receivable	(8,854)	(152,847)
Purchases of residential mortgage loans	(6,804)	(104,040)
Purchases of securities available-for-sale	(15,524)	(80,039)
Purchases of securities held-to-maturity	—	(10,600)
Proceeds from sales and calls of securities available-for-sale	11,674	4,659
Principal payments and maturities on securities available-for-sale	39,085	47,875
Purchases of other investments	—	(150)
Purchases of Federal Home Loan Bank stock	(57,200)	(30,863)
Redemption of Federal Home Loan Bank stock	52,875	25,133
Proceeds from bank owned life insurance	582	—
Proceeds from sale of fixed assets	38	—
Purchases of premises and equipment	(5,571)	(5,364)
Net cash provided by (used in) investing activities	10,301	(306,236)
Cash flows from financing activities
Net change in deposits	(43,958)	41,822
Proceeds from advances from Federal Home Loan Bank	2,292,000	1,423,000
Repayments of advances from Federal Home Loan Bank	(2,205,000)	(1,298,000)
Net increase in advances by borrowers for taxes and insurance	(373)	(280)
Purchase of treasury stock	(36,009)	(15,349)
Net cash provided by financing activities	6,660	151,193
Net increase (decrease) in cash and cash equivalents	4,843	(152,264)
Cash and cash equivalents at beginning of period	41,182	193,446
Cash and cash equivalents at end of period	$46,025	$41,182

BLUE FOUNDRY BANCORP
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2023	2022
	(In thousands)
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$36,314	$10,714
Income taxes	96	190
Supplemental noncash disclosures
Transfers of assets to held for sale	$—	$917
Transfers of loans to other real estate owned	593	—
Lease liabilities arising from obtaining right-of-use assets	2,088	2,999

See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Blue Foundry Bancorp (the “Company”), and its wholly owned subsidiary, Blue Foundry Bank (the “Bank”), and the Bank’s wholly owned subsidiaries, TrackView LLC, Blue Foundry Service Corp., Rutherford Center Development Corp., Blue Foundry Investment Company (collectively, the “Company”). All intercompany accounts and transactions have been eliminated in consolidation. Blue Foundry Bancorp owns 100% of the common stock of Blue Foundry Bank.
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
Basis of Financial Statement Presentation
The consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles. The audited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and revenues and expenses for the period. Actual results could differ from those estimates. We may reclassify prior year financial statements to conform to the current presentation. The results of operations and other data presented for the year ended December 31, 2023 are not necessarily indicative of the results of operations that may be expected for subsequent periods.
Cash and Cash Equivalents
Cash and cash equivalents include cash and deposits with other financial institutions with maturities fewer than 90 days.
Securities
Debt securities are classified as held-to-maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities to be held for indefinite periods of time and not intended to be held-to-maturity are classified as available-for-sale and carried at fair value. Unrealized holding gains and losses on securities available-for-sale are excluded from earnings with unrealized holding gains and losses reported in other comprehensive income, net of tax adjusted for deferred tax valuation allowances, until realized. Securities available-for-sale are those which management intends to use as part of its asset/liability management strategy and which may be sold in response to changes in interest rates, resultant prepayment risk and other factors related to interest rate risk. Gains and losses on sales are recognized on a trade-date basis using the specific identification method.
Premiums and discounts on securities are amortized/accreted to income using the level yield method or a method that approximates level yield. Premiums are amortized over the remaining period to the earliest call date or contractual maturity, adjusted for anticipated prepayments. Discounts on securities are accreted to income over the remaining period to the contractual maturity, adjusted for anticipated prepayments. Interest income is recognized on an accrual basis.

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

Allowance for Credit Losses on Securities
On January 1, 2023, the Company adopted ASU 2016-13, which eliminates the concept of other-than-temporary impairment and instead requires entities to determine if impairment is related to credit loss or non-credit loss. In making the assessment of whether a loss is from credit or other factors, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and adverse conditions related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows is less than the amortized cost basis, a credit loss exists and an allowance is created, limited by the amount that the fair value is less than the amortized cost basis.
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
Derivatives
The Company uses derivative financial instruments as components of its market risk management, principally to manage interest rate risk. At the inception of a derivative contract, the Company designates the derivative as one of three types based on the Company’s intentions and belief as to likely effectiveness as a hedge. These three types are (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), or (3) an instrument with no hedging designation (“stand-alone derivative”). For a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item, are recognized in current earnings as fair values change. For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction affects earnings. For both types of hedges, changes in the fair value of derivatives that are not highly effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings. Changes in the fair value of derivatives that do not qualify for hedge accounting are reported currently in earnings, as non-interest income. As of December 31, 2023, and December 31, 2022, the Company’s derivatives are all designated in cash flow hedge relationships.
Net cash settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense, based on the item being hedged. Net cash settlements on derivatives that do not qualify for hedge accounting are reported in non-interest income. Cash flows on hedges are classified in the cash flow statement the same as the cash flows of the items being hedged.
The Company formally documents the relationship between derivatives and hedged items, as well as the risk-management objective and the strategy for undertaking hedge transactions at the inception of the hedging relationship. This documentation includes designating specific swap agreements to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions.

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

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
FHLB stock and Other Investments
Other investments consists primarily of membership and activity-based shares in the FHLB of New York. Members are required to own a certain amount of stock based on the level of borrowings and other factors. FHLB stock is carried at cost, which approximates fair value, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. Other investments also consists of, to a much lesser extent, an investment in a financial technology fund carried at net asset value (“NAV”) and shares in a cooperative that provides community banking core technology solutions carried at cost. The fair value of the financial technology fund investment is estimated using the NAV of the Company’s ownership interest in partners’ capital, which approximates fair value. Increases or decreases in NAV are recorded in other income.
Loans Receivable
Loans receivable are stated at unpaid principal balance, net of deferred fees, costs, premiums and discounts and the allowance for credit losses on loans. Interest on loans is recognized based upon the principal amount outstanding. Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized in interest income using the level yield method over the contractual life of the individual loans, adjusted for actual prepayments.
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

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

Allowance for Credit Losses on Loans
Under the CECL model, the allowance for credit losses on financial assets is a valuation allowance estimated at each balance sheet date in accordance with U.S. GAAP and is deducted from the financial assets’ amortized cost basis to present the net amount expected to be collected on the financial assets.
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
Our CECL models for loans include the following major items:
•a historical loss period, which represents a full economic credit cycle utilizing loss experience including peer bank historical loss data, to calculate probabilities of default at the portfolio segment level;
•macroeconomic variable forecasts, including the national housing price index, unemployment, and gross domestic product, to adjust probabilities of default over a reasonable and supportable forecast period of one year, based on management’s current review of the reliability of extended forecasts;
•a reversion period of one year to adjust probabilities of default (after the reasonable and supportable forecast period) to historical means using a straight-line approach;
•a risk index that measures loss given defaults as a function of probabilities of default at the portfolio segment level;
•expected prepayment rates based on our historical experience and benchmark assumptions where internal data is limited; and
•incorporation of qualitative factors not captured within the modeled results.
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
Prior to the adoption of ASU 2016-13, the allowance for loan losses was a valuation allowance for probable and reasonably estimable incurred credit losses in the loan portfolio as of the balance sheet date. Loan losses were charged against the allowance when management believed the uncollectability of a loan balance was confirmed. Subsequent recoveries, if any, were credited to the allowance. Management estimated the allowance balance required for all portfolio segments using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may have been made for specific loans, but the entire allowance was available for any loan that, in management’s judgment, should be charged off.

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

The allowance consisted of specific and general components. The specific component of the allowance related to loans that were individually classified as impaired. A loan was considered impaired when, based on current information and events, it was probable that the Company would be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans for which the terms had been modified resulting in a concession and for which the borrower was experiencing financial difficulties, were considered troubled debt restructurings (“TDR”) and classified as impaired.
Factors considered by management in determining impairment included payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experienced insignificant payment delays and payment shortfalls generally were not classified as impaired. Management determined the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.
Impaired loans were measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance (generally $400,000 or less) homogeneous loans, such as consumer and residential real estate loans,were collectively evaluated for impairment. Impaired loans also included all nonaccrual non-residential, multifamily and construction and land loans and troubled debt restructurings.
Troubled debt restructured loans were those loans whose terms had been modified such that a concession had been granted because of deterioration in the financial condition of the borrower. Modifications could have included extension of the terms of the loan, reduced interest rates and forgiveness of accrued interest and/or principal. Once an obligation had been classified a troubled debt restructuring, it continued to be considered a troubled debt restructuring and was individually evaluated for impairment until paid in full. For a cash flow dependent loan, the Company recorded an impairment charge equal to the difference between the present value of the estimated future cash flows under the restructured terms discounted at the loans original effective interest rate and the original loan’s carrying amount. For a collateral dependent loan, the Company recorded an impairment when the current estimated fair value of the property, net of estimated selling costs, that collateralized the impaired loan was less than the recorded investment in the loan.
The general component of the allowance covered non impaired loans and was based on historical loss experience adjusted for current qualitative factors. The historical loss experience was a quantitative factor determined by portfolio segment and was based on the actual loss history experienced by the Company. The qualitative factors included consideration of the following:
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
The loan portfolio was categorized according to collateral type, loan purpose, lien position or borrower type (i.e., commercial, consumer). The categories used included residential one-to-four family, multifamily, non-residential, construction and land, junior liens, commercial and industrial and consumer and other.

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

Allowance for Credit Losses on Off-Balance-Sheet Exposures
The Company records changes in the allowance for credit losses on off-balance-sheet credit exposures through a charge to provision for credit losses. The allowance for credit loss on off-balance-sheet credit exposures is estimated by portfolio segment at each balance sheet date under the CECL model using the same methodologies as portfolio loans, taking into consideration management’s assumption of the likelihood that funding will occur, and is included in other liabilities on the Company’s consolidated balance sheets. Prior to the adoption of 2016-13, the change in the allowance on off-balance-sheet credit exposures was charged to non-interest income.
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
The Company evaluates the realizability of deferred tax assets at least annually in accordance with ASC 740-10-30-5(e), and may determine that it is more-likely-than-not that a portion, or all, of the assets would require a valuation allowance. Based on this evaluation, the Company maintained a full valuation allowance on its net deferred tax assets as of December 31, 2023 and 2022.
The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The measurement of deferred tax assets is reduced by a valuation allowance for the amount of the deferred tax asset that is more likely than not to be realized.

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

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
Share-Based Compensation
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
Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on both securities available-for-sale and derivatives, net of the related tax effect. Also included are changes in the unfunded status of the Company’s defined benefit plans, net of the related tax effect, which are recognized as separate components of shareholders’ equity.
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
December 31, 2023 and 2022

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
Adoption of New Accounting Standards
On January 1, 2023, the Company adopted Accounting Standards Update No. 2016-13, “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments,” which replaces the incurred loss model for loans and other financial assets with an expected loss model and is referred to as the current expected credit loss (“CECL”) model. The Company adopted ASU 2016-13 using the modified retrospective method for all financial assets measured at amortized cost and off-balance-sheet credit exposures. The adoption of the new standard resulted in the Company recording an increase in the allowances for credit losses of $18 thousand, comprised of an increase of $660 thousand on loans, establishing a $170 thousand reserve on held-to-maturity securities and a reversal in the reserve for commitments and letters of credit of $811 thousand. There was no allowance for credit losses required on available-for-sale securities. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loans receivable and held-to maturity debt securities. It also applies to off-balance-sheet credit exposures (loan commitments, standby letters of credit, financial guarantees and other similar instruments) and net investments in certain leases recognized by a lessor. In addition, the amendments in ASU 2016-13 require credit losses on available-for-sale securities to be presented as a valuation allowance rather than a direct write-down on the basis of the securities. Results for reporting periods beginning after January 1, 2023, are presented under CECL, while prior period amounts continue to be presented under previously-applied U.S. GAAP.
In addition, the Company adopted Accounting Standards Update No. 2022-02, “Financial Instruments - Credit Losses (“ASU 2022-02”): Troubled Debt Restructurings (“TDR”) and Vintage Disclosures.” The amendments in this ASU were issued to (1) eliminate accounting guidance for TDRs by creditors, while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty; (2) require disclosures of current period gross write-offs by year of origination for financing receivables and net investments in leases. The amendments in this ASU were applied on a modified retrospective basis to recognize any change in the allowance for credit losses that had been recognized for receivables previously modified (or reasonably expected to be modified) in a TDR. This election resulted in a cumulative-effect adjustment to retained earnings as of January 1, 2023 of $8 thousand.

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

The Company adopted Accounting Standards Update No. 2020-04, “Reference Rate Reform (“ASU 2020-04”): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts and hedging relationships, subject to meeting certain criteria, that reference the London Inter-Bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance was effective for all entities as of March 12, 2020 through December 31, 2022. However, in December 2022, the FASB issued ASU 2022-06, deferring the sunset date to December 31, 2024. The adoption did not have a material impact on the Company’s consolidated financial statements.
As an “emerging growth company” as defined in Title 1 of the Jumpstart Our Business Startups (JOBS) Act prior to December 31, 2019, the Company elected to use the extended transition period to delay the adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements were made applicable to private companies.
NOTE 2 – SECURITIES
Debt Securities
The amortized cost of securities available-for-sale and their estimated fair values at December 31, 2023 and 2022 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
December 31, 2023
U.S. Treasury Notes	$36,935	$—	$(1,875)	$35,060
Corporate Bonds	82,248	56	(5,681)	76,623
U.S. Government agency obligations	11,519	—	(379)	11,140
Obligations issued by U.S. states and their political subdivisions	6,423	—	(228)	6,195
Mortgage-backed securities:
Residential one-to-four family	149,808	—	(21,266)	128,542
Multifamily	12,522	—	(999)	11,523
Asset-backed securities	15,010	—	(327)	14,683
Total	$314,465	$56	$(30,755)	$283,766

December 31, 2022
U.S. Treasury Notes	$46,937	$—	$(3,178)	$43,759
Corporate Bonds	81,725	4	(5,431)	76,298
U.S. Government agency obligations	12,248	—	(782)	11,466
Obligations issued by U.S. states and their political subdivisions	16,559	49	(340)	16,268
Mortgage-backed securities:
Residential one-to-four family	164,843	—	(24,657)	140,186
Multifamily	19,475	—	(1,317)	18,158
Asset-backed securities	8,644	—	(531)	8,113
Total	$350,431	$53	$(36,236)	$314,248

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

The amortized cost of securities held-to-maturity, allowance for credit losses and their estimated fair values at December 31, 2023 and 2022, are as follows:

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
	(In thousands)
December 31, 2023
Asset-backed securities	$14,812	$—	$(1,496)	$13,316
Corporate bonds	18,600	—	(3,593)	15,007
Total	$33,412	$—	$(5,089)	28,323
Allowance for credit loss				(158)
				$28,165

December 31, 2022
Asset-backed securities	$15,105	$—	$(2,309)	$12,796
Corporate bonds	18,600	—	(2,281)	16,319
Total	$33,705	$—	$(4,590)	$29,115
At December 31, 2023, the allowance for credit losses on securities held-to-maturity totaled $158 thousand and related to the corporate bonds. The asset-backed securities are in an AAA tranche determined by a third party. No loss is expected on these securities.
During the year ended December 31, 2023, proceeds from sales of securities available-for-sale totaled $9.1 million, resulting in gross realized gains of $49 thousand and $29 thousand gross realized losses and calls of securities totaled $2.5 million with no gains or losses. During the year ended December 31, 2022, there were no sales of securities available-for-sale and calls of securities available-for-sale totaled $4.7 million, resulting in $14 thousand gross realized gains and no gross realized losses.
Securities pledged at December 31, 2023 and December 31, 2022, had a carrying amount of $11.7 million and $4.2 million, respectively, and can be pledged to secure borrowings, public deposits and derivatives, as needed.

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

The amortized cost and fair value of debt securities are shown below by contractual maturity at December 31, 2023. Expected maturities on mortgage and asset-backed securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized Cost	Estimated Fair Value
	(In thousands)
Available-for-sale
Due in one year or less	$52,015	$50,812
Due from one year to five years	33,984	32,914
Due from five to ten years	44,138	39,972
Due after ten years	6,988	5,320
	137,125	129,018
Mortgage-backed and asset-backed securities	177,340	154,748
Total	$314,465	$283,766
Held-to-maturity
Due from one year to five years	$—	$—
Due from five to ten years	18,600	15,007
	18,600	15,007
Mortgage-backed and asset-backed securities	14,812	13,316
Total	$33,412	$28,323
Credit Indicators
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
The table below indicates the credit profile of the Company’s debt securities held-to-maturity at amortized cost at December 31, 2023.

	AAA	A1	BBB+	BBB	BBB-	Total
	(In thousands)
Corporate bonds	$—	$—	$1,600	$11,000	$6,000	$18,600
Asset-backed securities	8,844	5,968	—	—	—	14,812
Total	$8,844	$5,968	$1,600	$11,000	$6,000	$33,412
At December 31, 2023, there was one security with a value of $2.0 million included in the BBB rating that had a split rating.

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

The following tables summarize available-for-sale securities with unrealized losses at December 31, 2023 and 2022, aggregated by major security type and length of time in a continuous loss position.

	Less than 12 Months		12 Months or More		Total
	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Number of Securities	Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
December 31, 2023
U.S. Treasury Note	$—	$—	$(1,875)	$35,060	4	$(1,875)	$35,060
Corporate Bonds	(7)	8,260	(5,674)	61,156	30	(5,681)	69,416
U.S. Government agency obligations	—	—	(380)	11,140	3	(379)	11,140
Obligations issued by U.S. states and their political subdivisions	—	—	(228)	6,195	5	(228)	6,195
Mortgage-backed securities:
Residential one-to-four family	—	2	(21,266)	128,535	48	(21,266)	128,537
Multifamily	—	—	(999)	11,524	6	(999)	11,524
Asset-backed securities	(21)	4,991	(305)	4,680	3	(327)	9,671
Total available-for-sale	$(28)	$13,253	$(30,727)	$258,290	99	$(30,755)	$271,543

December 31, 2022
U.S. Treasury Note	$(1,342)	$28,670	$(1,836)	$15,089	5	$(3,178)	$43,759
Corporate Bonds	(3,608)	58,509	(1,823)	15,522	31	(5,431)	74,031
U.S. Government agency obligations	(5)	696	(777)	10,770	4	(782)	11,466
Obligations issued by U.S. states and their political subdivisions	(65)	5,641	(275)	1,568	8	(340)	7,209
Mortgage-backed securities:
Residential one-to-four family	(8,273)	60,986	(16,384)	79,189	49	(24,657)	140,175
Multifamily	(1,166)	17,689	(151)	469	5	(1,317)	18,158
Asset-backed securities	—	—	(531)	8,113	3	(531)	8,113
Total available-for-sale	$(14,459)	$172,191	$(21,777)	$130,720	105	$(36,236)	$302,911
Of the available-for-sale securities in an unrealized loss position at December 31, 2023, 61 are comprised of U.S. Government agency obligations, Treasury notes, and mortgage-backed securities. These securities were all issued by U.S. Government-sponsored entities and agencies, which the government has affirmed its commitment to support. Corporate bonds, obligations issued by U.S. states and their political subdivisions and asset-backed securities in an unrealized loss position all experienced a decline in fair value, which is attributable to changes in interest rates and liquidity, not credit quality. The Company does not intend to sell these securities, nor does it foresee being required to sell them before the anticipated recovery or maturity.

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

The following table summarizes held-to-maturity securities with unrealized losses at December 31, 2023 and December 31, 2022 aggregated by major security type and length of time in a continuous loss position.

	Less than 12 Months		12 Months or More		Total
	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Number of Securities	Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
December 31, 2023
Corporate Bonds	$—	$—	$(3,593)	$15,007	9	$(3,593)	$15,007
Asset-backed securities	—	—	(1,496)	13,316	2	(1,496)	13,316
Total held-to-maturity	$—	$—	$(5,089)	$28,323	11	$(5,089)	$28,323

	Less than 12 Months		12 Months or More		Total
	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Number of Securities	Unrealized Losses	Estimated Fair Value
	(In thousands)
December 31, 2022
Corporate Bonds	$(1,177)	$10,423	$(1,104)	$5,896	9	$(2,281)	$16,319
Asset-backed securities	—	—	(2,310)	12,796	2	(2,310)	12,796
Total held-to-maturity	$(1,177)	$10,423	$(3,414)	$18,692	11	$(4,591)	$29,115
The held-to-maturity securities in an unrealized loss position at December 31, 2023, are corporate bonds and asset-backed securities, which experienced a decline in fair value attributable to changes in interest rates and liquidity, not credit quality. The Company also does not intend to sell these securities, nor does it foresee being required to sell them before the anticipated recovery or maturity.
FHLB Stock and Other Investments
At December 31, 2023, other investments primarily consisted of investments in FHLB stock, and to a much lesser extent, investments in a financial technology fund and a community banking core provider cooperative. Other investments carried at fair value totaled $20.2 million and $15.9 million at December 31, 2023 and 2022, respectively. The investment in a financial technology fund is carried at net asset value (“NAV”) and totaled $109 thousand at December 31, 2023 and $157 thousand at December 31, 2022. The Company recorded a net increase in the NAV of $78 thousand for the year ended December 31, 2023 and a net decrease of $7 thousand for the year ended December 31, 2022 as a component of other income. The Company's unfunded commitments related to the financial technology fund totaled $820 thousand at December 31, 2023.

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

NOTE 3 – LOANS RECEIVABLE, NET
The Company adopted ASU 2016-13 on January 1, 2023. All disclosures as of December 31, 2023 are presented in accordance with ASU 2016-13. The Company did not reclassify comparative financial periods and has presented those disclosures under previously-applied U.S. GAAP.
A summary of loans receivable, net is as follows:

December 31, 2023
(In thousands)
Residential one-to-four family	$550,929
Multifamily	682,564
Non-residential	232,505
Construction	60,414
Junior liens	22,503
Commercial and industrial	11,768
Consumer and other	47
Total loans	1,560,730
Allowance for credit losses on loans (1)	(14,154)
Loans receivable, net	$1,546,576
(1) For more information, see Footnote 4 - Allowance for Credit Losses.

December 31, 2022
(In thousands)
Residential one-to-four family	$594,521
Multifamily	690,278
Non-residential	216,394
Construction	17,990
Junior liens	18,477
Commercial and industrial	4,682
Consumer and other	38
Total gross loans	1,542,380
Deferred fees, costs and premiums and discounts, net	2,747
Total loans	1,545,127
Allowance for loan losses	(13,400)
Loans receivable, net	$1,531,727
Loans are recorded at amortized cost, which includes principal balance, net deferred fees or costs, premiums and discounts. The Company elected to exclude accrued interest receivable from amortized cost. Accrued interest receivable is reported separately in the consolidated balance sheets and totaled $6.1 million and $5.4 million at December 31, 2023 and December 31, 2022, respectively. Loan origination fees and certain direct loan origination costs are deferred and the net fee or cost is recognized in interest income as an adjustment of yield. At December 31, 2023, net deferred loan fees are included in loans by respective segment and totaled $2.0 million.

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

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

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

The following table presents the risk category of loans by class of loan and vintage as of December 31, 2023:

	Term Loans by Origination Year
	2023	2022	2021	2020	2019	Pre-2019	Revolving Loans	Total
	(in thousands)
Residential one-to-four family
Pass	$13,338	$98,007	$109,193	$14,315	$18,460	$291,069	$—	$544,382
Special mention	—	—	—	—	—	663	—	663
Substandard	—	—	—	—	—	5,884	—	5,884
Total	13,338	98,007	109,193	14,315	18,460	297,616	—	550,929
Multifamily
Pass	17,144	281,906	158,705	35,407	56,739	132,517	—	682,418
Substandard	—	—	—	—	—	146	—	146
Total	17,144	281,906	158,705	35,407	56,739	132,663	—	682,564
Non-residential
Pass	26,610	118,247	14,785	15,080	5,386	51,493	—	231,601
Special mention	—	—	—	—	—	904	—	904
Total	26,610	118,247	14,785	15,080	5,386	52,397	—	232,505
Construction
Pass	22,798	21,067	16,549	—	—	—	—	60,414
Total	22,798	21,067	16,549	—	—	—	—	60,414
Junior liens
Pass	5,359	5,234	1,232	296	1,773	8,560	—	22,454
Substandard	—	—	—	—	—	49	—	49
Total	5,359	5,234	1,232	296	1,773	8,609	—	22,503
Commercial and industrial
Pass	7,055	105	4,492	77	—	—	—	11,729
Substandard (1)	—	—	39	—	—	—	—	39
Total	7,055	105	4,531	77	—	—	—	11,768
Consumer and other
Pass	25	—	—	—	—	—	22	47
Total	25	—	—	—	—	—	22	47
Total gross loans	$92,329	$524,566	$304,995	$65,175	$82,358	$491,285	$22	$1,560,730
(1)    Balance represents PPP loans which carry the federal guarantee of the SBA.
The following table presents the risk category of loans by class of loans as of December 31, 2022:

	Pass	Special Mention	Substandard	Doubtful / Loss	Total
	(In thousands)
Residential one-to-four family	$589,137	$247	$7,870	$—	$597,254
Multifamily	689,277	897	516	—	690,690
Non-residential	214,981	1,080	—	—	216,061
Construction and land	17,799	—	—	—	17,799
Junior liens	18,579	—	52	—	18,631
Commercial and Industrial	4,653	—	—	—	4,653
Consumer and other	8	—	31	—	39
Total	$1,534,434	$2,224	$8,469	$—	$1,545,127

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

Past Due and Non-accrual Loans
The following table presents the recorded investment in past due and current loans by loan portfolio class as of December 31, 2023 and December 31, 2022:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans Receivable
	(In thousands)
December 31, 2023
Residential one-to-four family	$887	$752	$3,926	$5,565	$545,364	$550,929
Multifamily	—	—	—	—	682,564	682,564
Non-residential	—	—	—	—	232,505	232,505
Construction and land	—	—	—	—	60,414	60,414
Junior liens	—	—	49	49	22,454	22,503
Commercial and Industrial	—	—	39	39	11,729	11,768
Consumer and other	—	—	—	—	47	47
Total	$887	$752	$4,014	$5,653	$1,555,077	$1,560,730

December 31, 2022
Residential one-to-four family	$—	$845	$6,738	$7,583	$589,671	$597,254
Multifamily	—	—	182	182	690,508	690,690
Non-residential	—	—	—	—	216,061	216,061
Construction and land	—	—	—	—	17,799	17,799
Junior liens	—	—	52	52	18,579	18,631
Commercial and Industrial	—	—	96	96	4,557	4,653
Consumer and other	—	—	—	—	39	39
Total	$—	$845	$7,068	$7,913	$1,537,214	$1,545,127
The following table presents information on non-accrual loans at December 31, 2023:

	Non-accrual	Interest Income Recognized on Non-accrual Loans	Amortized Cost Basis of Loans 90 Days Past Due and Still Accruing	Amortized Cost Basis of Non-accrual Loans Without Related Allowance
	(In thousands)
Residential one-to-four family	$5,884	$—	$—	$5,884
Multifamily	146	—	—	146
Non-residential	—	—	—	—
Construction	—	—	—	—
Junior liens	49	—	—	49
Commercial and industrial	39	—	—	39
Consumer and other	—	—	—	—
Total	$6,118	$—	$—	$6,118

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

The following table presents the recorded investment in non-accrual loans at December 31, 2022:

	Nonaccrual	Loans Past Due 90 Days and Still Accruing
	12/31/2022	12/31/2022

Residential one-to-four family	$7,498	$—
Multifamily	182	—
Non-residential	—	—
Construction and land	—	—
Junior liens	52	—
Commercial and industrial (1)	35	61
Total	$7,767	$61
(1) Loans 90 days past due and accruing were comprised of PPP loans which carry the federal guarantee of the SBA.
The Company had no loans held-for-sale at December 31, 2023 and December 31, 2022. Gains and losses on sales of loans are specifically identified and accounted for in accordance with U.S. GAAP.
Impaired Loans
The following table presents,under previously applicable U.S. GAAP, information related to impaired loans by class of loans at and as of December 31, 2022.

	December 31, 2022			Twelve months December 31, ended 2022
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
	(In thousands)
With no related allowance recorded:
Residential one-to-four family	$7,368	$7,669	$—	$7,711	$119	$116
Multifamily	516	516	—	652	17	15
Non-residential	2,834	2,671	—	3,168	118	108
Construction and land	—	—	—	—	—	—
Junior liens	52	52	—	54	3	3
Commercial and industrial	—	—	—	—	—	—
	10,770	10,908	—	11,585	257	242
With an allowance recorded:
Residential one-to-four family	743	749	27	546	29	26
Multifamily	—	—	—	—	—	—
Non-residential	—	—	—	—	—	—
Construction and land	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
	743	749	27	546	29	26
Total	$11,513	$11,657	$27	$12,131	$286	$268
The recorded investment in loans includes deferred fees, costs and discounts. For purposes of this disclosure, the unpaid principal balance would not be reduced for partial charge-offs.

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

The Company adopted ASU 2022-02 on January 1, 2023. Modifications made to borrowers experiencing financial difficulty may include principal forgiveness, interest rate reductions, other than insignificant payment delays, terms extensions or a combination thereof. The Company did not reclassify comparative financial periods and has presented those disclosures under previously-applied U.S. GAAP.
The following table presents loan modifications made during 2023 to borrowers experiencing financial difficulty, by type of modification.

	Year Ended December 31, 2023
	Payment Delays	Term Extensions	Total Principal	% of Total Class of Loans
	(Dollars in thousands)
Residential one-to-four family	$2,431	$374	$2,805	0.51%
Multifamily	—	2,595	2,595	0.38
Construction	—	3,525	3,525	5.83
Total	$2,431	$6,494	$8,925	0.57%

Types of Modifications
Residential one-to-four family	Term extensions of 240 months
Amortize past due balances over the remaining life of the loans
Multifamily	Term extensions of 90 to 180 days
Construction	Term extension of 180 days
The following table presents loan modifications made during 2023 by payment status as of December 31, 2023.

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-Accrual	Total
	(In thousands)
Residential one-to-four family	$1,400	$—	$—	$—	$1,405	$2,805
Multifamily	2,595	—	—	—	—	2,595
Construction	3,525	—	—	—	—	3,525
Total	$7,520	$—	$—	$—	$1,405	$8,925
There were no loan modifications made to borrowers experiencing financial difficulty for the year ended December 31, 2023, that subsequently defaulted.
Prior to the adoption of ASU 2022-02, the Company classified certain loans as troubled debt restructuring (“TDR”) loans when credit terms to a borrower in financial difficulty were modified in accordance with ASC 310-40. The total recorded investment of loans whose terms have been modified in TDRs was $4.8 million as of December 31, 2022. The Company allocated $27 thousand of specific reserves to TDR loans as of December 31, 2022. The modification of the terms of TDR loans may have included one or a combination of the following: a reduction of the stated interest rate of the loan, short-term deferral of payment, or an extension of the maturity date. A TDR loan was considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no TDRs for which there was a payment default within twelve months following the modification during the period ended December 31, 2022.
The Company had $4.0 million and $4.5 million in consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process at December 31, 2023 and 2022, respectively. At December 31, 2023, the Company had one one-to-four family loan with a carrying value of $593 thousand in real estate owned. There was no real estate owned at December 31, 2022.

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

NOTE 4 - ALLOWANCE FOR CREDIT LOSSES
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
Allowance for Credit Losses - Loans
The allowance for credit losses on loans is summarized in the following table:

	2023	2022
	(In thousands)
Balance at beginning of period	$13,400	$14,425
Impact of adopting ASU 2016-13 and ASU 2022-02	668	—
Charge-offs	(64)	(58)
Recoveries	4	34
Net charge-offs	(60)	(24)
Recovery of provision for credit loss on loans	146	(1,001)
Balance at end of period	$14,154	$13,400
The following tables present the activity in the Company’s allowance for credit losses by class of loans for the year ended December 31, 2023 and 2022:

	Balance at December 31, 2022	Impact of adopting ASU 2016-13 and ASU 2022-02	Charge-offs	Recoveries	(Recovery of) Provision for Credit Loss - Loans	Balance at December 31, 2023
	(In thousands)
Residential one-to-four family	$2,264	$(183)	$(18)	$—	$(95)	$1,968
Multifamily	5,491	2,057	—	—	(502)	7,046
Non-residential	3,357	146	—	—	245	3,748
Construction	1,697	(832)	—	—	357	1,222
Junior liens	451	(405)	—	—	30	76
Commercial and industrial	47	(23)	—	—	70	94
Consumer and other	—	1	(46)	4	41	—
Unallocated	93	(93)	—	—	—	—
Total	$13,400	$668	$(64)	$4	$146	$14,154

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

	Balance at December 31, 2021	Charge-offs	Recoveries	(Recovery of) Provision for Loan Loss	Balance at December 31, 2022
	(In thousands)
Residential one-to-four family	$2,822	$—	$30	$(588)	$2,264
Multifamily	5,263	—	—	228	5,491
Non-residential	2,846	—	—	511	3,357
Construction	2,678	—	—	(981)	1,697
Junior liens	636	—	—	(185)	451
Commercial and industrial	51	—	—	(4)	47
Consumer and other	38	(58)	4	16	—
Unallocated	91	—	—	2	93
Total	$14,425	$(58)	$34	$(1,001)	$13,400
During 2023, one residential loan, that was originated in 2006, had a charge-off of $18 thousand. The loan was transferred to other real estate owned in the third quarter of 2023. Consumer and other charge-offs relate to overdrafts, which were originated in the fourth quarter of 2022 or in 2023, as it is our policy to charge these off within 60 days of occurrence.
The following table represents the allocation of allowance for credit losses on loans and the related recorded investment, including deferred fees and costs, in loans by loan portfolio segment, disaggregated based on the impairment methodology at December 31, 2023 and 2022.

	Loans			Allowance for Credit Losses on Loans
December 31, 2023	Individually Evaluated	Collectively Evaluated	Total	Individually Evaluated	Collectively Evaluated	Total
	(In thousands)
Residential one-to-four family	$5,721	$545,208	$550,929	$—	$1,968	$1,968
Multifamily	146	682,418	682,564	—	7,046	7,046
Non-residential	—	232,505	232,505	—	3,748	3,748
Construction	—	60,414	60,414	—	1,222	1,222
Junior liens	49	22,454	22,503	—	76	76
Commercial and industrial (1)	—	11,768	11,768	—	94	94
Consumer and other	—	47	47	—	—	—
Total	$5,916	$1,554,814	$1,560,730	$—	$14,154	$14,154

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

	Loans			Allowance for Loan Losses
December 31, 2022	Individually Evaluated	Collectively Evaluated	Total	Individually Evaluated	Collectively Evaluated	Total
	(In thousands)
Residential one-to-four family	$8,418	$588,836	$597,254	$27	$2,237	$2,264
Multifamily	516	690,174	690,690	—	5,491	5,491
Non-residential	2,671	213,390	216,061	—	3,357	3,357
Construction	—	17,799	17,799	—	1,697	1,697
Junior liens	52	18,579	18,631	—	451	451
Commercial and industrial (1)	—	4,653	4,653	—	47	47
Consumer and other	—	39	39	—	—	—
Unallocated	—	—	—	—	93	93
Total	$11,657	$1,533,470	$1,545,127	$27	$13,373	$13,400
(1) Includes PPP loans which carry the federal guarantee of the SBA and do not have an allowance for credit losses.
Allowance for Credit Losses - Securities
The Company recorded an allowance for credit losses on securities of $170 thousand upon adoption of ASU 2016-13 on January 1, 2023. Prior year disclosures have not been restated. At December 31, 2023, the balance of the allowance for credit losses on securities was $158 thousand. For 2023, the Company recorded a decrease in provision for credit losses of $12 thousand on held-to-maturity securities. Accrued interest receivable on securities is reported as a component of accrued interest receivable on the consolidated balance sheets and totaled $1.5 million and $1.0 million at December 31, 2023 and December 31, 2022, respectively. The Company made the election to exclude accrued interest receivable from the estimate of credit losses on securities.
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
The Company recorded a decrease in the allowance for credit losses for off-balance-sheet exposures of $811 thousand upon adoption on January 1, 2023. Prior year disclosures have not been restated. At December 31, 2023 and December 31, 2022, the balance of the allowance for credit losses for off-balance-sheet exposures was $303 thousand and $1.7 million, respectively. The Company recorded a recovery of provision for credit loss on off-balance-sheet exposures of $575 thousand for 2023 in provision for credit losses and a recovery of $311 thousand for 2022 in other non-interest expense.

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

NOTE 5 – PREMISES AND EQUIPMENT
Premises and equipment, net, at December 31, 2023 and 2022, are summarized as follows:

	2023	2022
	(In thousands)
Land	$3,058	$3,058
Buildings and improvements	18,549	18,455
Leasehold improvements	15,404	10,888
Furnishings and equipment	11,304	10,080
Construction-in-Progress	8	716
	48,323	43,197
Accumulated depreciation and amortization	(15,848)	(13,372)
	$32,475	$29,825
Construction-in-progress consists of deposits made related to the construction of branch improvements and the purchase of furnishings and equipment.
Depreciation and amortization of premises and equipment was $2.9 million and $2.7 million for the years ended December 31, 2023 and 2022 respectively.
NOTE 6 – LEASES
The Company leases certain office space, land and equipment under operating leases. These leases have original terms ranging from one year to 40 years. Operating lease liabilities and right-of-use assets are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term.
The Company had the following related to leases:

	December 31,
	2023	2022
	(Dollars in thousands)
Right-of-use assets	$25,172	$25,906
Lease liabilities	26,777	27,324
Weighted average remaining lease term for operating leases	10.3 years	11.3 years
Weighted average discount rate used in the measurement of lease liabilities	2.40%	2.19%
The following table is a summary of the Company’s components of net lease cost for the year ended December 31, 2023 and 2022. The variable lease cost primarily represents variable payments such as common area maintenance and utilities.

	Year Ended December 31,
	2023	2022
	(In thousands)
Operating lease cost	$3,461	$3,137
Finance lease cost	4	23
Variable lease cost	267	228
Total lease cost	$3,732	$3,388

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

The following table presents supplemental cash flow information related to operating leases:

	Year Ended December 31,
	2023	2022
	(In thousands)
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$3,512	$3,100
Operating lease liabilities arising from obtaining right-of-use assets (non-cash):
Operating leases	$2,088	$2,999
Future undiscounted lease payments for operating leases with initial terms of one year or more as of December 31, 2023 are as follows:

(In thousands)
2024	$3,404
2025	3,024
2026	3,026
2027	2,920
2028	2,583
Thereafter	15,340
Total undiscounted lease payments	30,297
Less: imputed interest	3,520
Total	$26,777
NOTE 7 – DEPOSITS
Deposits at December 31, 2023 and December 31, 2022 are summarized as follows:

	December 31, 2023	Weighted Average Rate	December 31, 2022	Weighted Average Rate
	(Dollars in thousands)
Non-interest bearing deposits	$27,739	—%	$37,907	—%
NOW and demand accounts	361,139	1.38%	410,937	0.92%
Savings	259,402	1.05%	423,758	0.85%
Time deposits	596,624	4.13%	416,260	1.79%
Total	$1,244,904	2.60%	$1,288,862	1.15%
Money market accounts are included within the NOW and demand accounts and savings captions. Included in time deposits are brokered deposits totaling $125.0 million at December 31, 2023 and $75.0 million at December 31, 2022.
Time deposits mature as follows for the year ending December 31:

(In thousands)
2024	$572,431
2025	16,700
2026	3,360
2027	1,971
2028	2,162
$596,624

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

Time deposits that meet or exceed the FDIC insurance limit of $250,000 at December 31, 2023 and 2022, were $101.0 million and $43.1 million, respectively. Related party (principal officers, directors, and their affiliates) deposits as of December 31, 2023 and 2022, totaled $2.3 million and $2.2 million respectively.
Interest expense on deposits is summarized as follows (in thousands):

	Year Ended December 31,
	2023	2022
	(In thousands)
NOW and demand accounts	$5,267	$1,344
Savings	3,072	1,615
Time deposits	15,777	2,779
Total	$24,116	$5,738
NOTE 8 – BORROWINGS
Advances from the FHLB are fixed-rate, term borrowings with remaining maturities ranging from one month to 30 months. At December 31, 2023, FHLB advances totaled $397.5 million with a weighted average interest rate of 4.90% and at December 31, 2022, FHLB advances totaled $310.5 million with a weighted average interest rate of 3.87%. Each advance is payable at its maturity date with a prepayment penalty if repayment is made prior to the maturity date. Advances are secured by loans pledged at the FHLB totaling $717.5 million and $638.6 million as of December 31, 2023 and 2022, respectively.
Advances mature as follows:

Maturity	Rate Range			Weighted Average Rate	Amount
					(In thousands)
2024	1.60%	—	5.64%	5.12%	$327,000
2025	1.50%	—	1.60%	1.58%	20,500
2026	4.80%	—	4.80%	4.80%	50,000
				4.90%	$397,500
See Note 12 for further disclosure around derivatives activities related to FHLB advances.
NOTE 9 – BENEFIT PLANS
401(k) Plan
The Company has a savings plan under Section 401(k) of the Internal Revenue Code, which covers substantially all employees upon employment who have attained the age of 18. Under the plan, employee contributions are partially matched by the Company at its sole discretion. Company contributions for the years ended December 31, 2023 and 2022 were $711 thousand and $857 thousand, respectively.
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
The Company provides certain health insurance benefits for retired employees and directors meeting plan eligibility requirements. Effective January 1, 2019, the employee postretirement health benefit plan was curtailed, leaving only 12 retired participants and beneficiaries remaining in the plan. Active participants who met certain requirements received payments in lieu of future benefits. The plans are unfunded as of December 31, 2023 and 2022, and the obligation is included in other liabilities as an accrued postretirement benefit cost.

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

The following table sets forth the change in benefit obligation, change in plan assets and a reconciliation of the unfunded status and the assumptions used in determining the net periodic cost included in the accompanying consolidated financial statements for the Company’s post retirement plans. The measurement date for the post retirement plans were December 31 for each year presented.

	SERP and DRP		Post Retirement
	2023	2022	2023	2022
	(In thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$2,814	$3,941	$1,072	$1,613
Service cost	100	98	—	1
Interest cost	141	87	51	39
Actuarial (gain) loss	126	(469)	4	(488)
Benefits paid	(278)	(339)	(80)	(93)
Plan amendments	—	(504)	—	—
Projected benefit obligation at end of year	2,903	2,814	1,047	1,072
Reconciliation of plan assets:
Employer contributions	278	341	80	93
Benefits and Settlements paid	(278)	(341)	(80)	(93)
Unfunded status	$2,903	$2,814	$1,047	$1,072
Amounts recognized in accumulated other comprehensive income at December 31, ignoring tax effects, consist of:

	SERP and DRP		Post Retirement
	2023	2022	2023	2022
	(In thousands)
Unrecognized net actuarial loss (gain)	$375	$279	$(625)	$(671)
Unrecognized prior service cost	15	20	—	—
Total accumulated other comprehensive loss (gain)	$390	$299	$(625)	$(671)
The weighted average assumptions used in the determination of benefit obligations as of December 31 were as follows:

	SERP and DRP		Post Retirement
	2023	2022	2023	2022
Discount rate	4.60%	4.81%	4.71%	4.91%
The weighted-average assumptions used in the determination of net periodic benefit cost were as follows:

	SERP and DRP		Post Retirement
	2023	2022	2023	2022
Discount rate	4.74%	2.31%	4.86%	2.59%
Expected rate of return on plan assets	N/A	N/A	N/A	N/A

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

The components of net periodic benefit cost and other amounts recognized in other comprehensive income were as follows for the years ended December 31, 2023 and 2022:

	SERP and DRP		Post Retirement
	2023	2022	2023	2022
	(In thousands)
Service cost	$100	$98	$—	$1
Interest cost	141	87	51	39
Prior Service Cost	5	—	—	—
Amortization:
Net loss (gain)	30	134	(42)	(6)
Net periodic benefit cost	$276	$319	$9	$34
The components of net periodic benefit cost other than the service cost component are included in “other non-interest expense” in the Statement of Operations. The estimated net loss and prior service cost for the post-retirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2024 are $5 thousand and $5 thousand, respectively.
The benefits expected to be paid in each of the next five years and the aggregate for the five years thereafter are as follows:

	SERP and DRP	Post- Retirement
	(In thousands)
2024	$270	$77
2025	270	79
2026	252	79
2027	237	80
2028	221	80
Years 2029 - 2033	1,009	388
NOTE 10 - STOCK-BASED COMPENSATION
Employee Stock Ownership Plan
The Company maintains the Blue Foundry Bank ESOP, a tax-qualified plan for the benefit of all Company employees designed to invest primarily in the Company’s common stock. The ESOP provides employees with the opportunity to receive a funded retirement benefit from the Bank, based primarily on the value of the Company’s common stock.
The ESOP borrowed funds from the Company to purchase 2,281,800 shares of stock at $10 per share. The loan is secured by the shares purchased, which are held until allocated to participants. Shares are released for allocation to participants as loan payments are made. Loan payments are principally funded by discretionary cash contributions by the Bank, as well as dividends, if any, paid to the ESOP on unallocated shares. When loan payments are made, ESOP shares are allocated to participants at the end of the plan year (December 31) based on relative compensation, subject to federal tax law limits. Participants receive the shares at the end of employment. Dividends on allocated shares, if any, increase participants’ accounts.
At December 31, 2023 and 2022, the principal balance on the ESOP loan was $20.6 million and $21.2 million, respectively. Contributions to the ESOP during the years ended December 31, 2023 and 2022, totaled $635 thousand and $615 thousand, respectively. ESOP compensation expense is recognized over the service period and represents the fair value of shares allocated during the year. For the years ended December 31, 2023 and 2022, ESOP compensation expense was $895 thousand and $1.2 million respectively.

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

Shares held by the ESOP were as follows:

	December 31, 2023	December 31, 2022
	(Dollars in thousands)
Shares allocated to participants	273,816	182,544
Unallocated shares	2,007,984	2,099,256
Total ESOP shares	2,281,800	2,281,800

Fair value of unallocated shares	$19,400	$26,975
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
There were no stock options granted during the year ended December 31, 2023. The fair value of stock options granted are estimated utilizing the Black-Scholes option pricing model. The weighted average assumptions used for the options granted during the year ended December 31, 2022 are: expected life of 6.9 years years, risk-free rate of 3.94%, volatility of 29.41% and a dividend yield of 0.88%. Due to the limited historical information of the Company’s stock, management considered the weighted historical volatility of the Company and similar entities for an appropriate period in determining the volatility rate used in the estimation of fair value. The expected life of the stock option was estimated using the simplified method. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company recognizes compensation expense for the fair values of these awards, which have graded vesting, on a straight-line basis over the requisite service period of the awards. Upon exercise of vested options, management expects to draw on treasury stock as the source for shares.
The following table presents the share-based compensation expense for the years ended December 31, 2023 and 2022.

	2023	2022
	(In thousands)
Stock option expense	$1,598	$422
Restricted stock expense	1,281	242
Total share-based compensation expense	$2,879	$664

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

The following is a summary of the Company’s stock option activity and related information for the year ended December 31, 2023:

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Outstanding -December 31, 2022	2,591,063	$4.12	$11.65	9.8
Forfeited	(115,700)	4.25	11.69	8.8
Outstanding -December 31, 2023	2,475,363	$4.12	$11.65	8.8
Exercisable - December 31, 2023	396,419
Expected future expense relating to the non-vested options outstanding as of December 31, 2023 is $8.2 million over a weighted average period of 5.3 years.
The following is a summary of the Company’s restricted stock shares activity and related information for the year ended December 31, 2023:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Outstanding - December 31, 2022	299,481	$11.54
Granted	732,780	12.00
Vested	(59,899)	11.54
Forfeited	(28,100)	12.00
Outstanding - December 31, 2023	944,262	$11.88
Expected future expense relating to the non-vested restricted shares outstanding as of December 31, 2023 is $6.2 million over a weighted average period of 5.1 years.
NOTE 11 – INCOME TAXES
Income tax expense for the years ended December 31, 2023 and 2022, consists of the following:

	Current	Deferred	Total
	(In thousands)
December 31, 2023
Federal	$—	$—	$—
State	—	—	—
	$—	$—	$—

December 31, 2022
Federal	$299	$—	$299
State	39	—	39
	$338	$—	$338

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

A reconciliation between the actual income tax expense and the expected federal income tax expense (computed by multiplying income before income tax expense times the applicable statutory federal income tax rate) for the years ended December 31, 2023 and 2022, is as follows:

	2023	2022
	(In thousands)
Income (loss) before income tax expense (benefit)	$(7,397)	$2,734
Applicable statutory federal income tax rate	21.00%	21.00%
Computed “expected” federal income tax expense (benefit)	$(1,553)	$574
Increase (decrease) in federal income tax expense resulting from:
State income taxes, net of federal benefit	(487)	244
Valuation allowance	2,016	(414)
Tax-exempt income	(90)	(96)
Bank owned life insurance	(98)	(103)
Non-deductible compensation	54	27
ESOP fair market value adjustment	(4)	50
Stock compensation	150	54
Other items, net	12	2
Total	$—	$338
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2023 and 2022, are as follows:

	December 31, 2023	December 31, 2022
Deferred tax assets:	(In thousands)
Allowance for credit losses on loans and REO	$4,064	$4,242
Allowance for losses held-to-maturity securities	38	—
Net unrealized losses on securities available-for-sale	8,087	9,529
Accrued postretirement benefits	1,173	1,195
Accrued interest receivable	144	187
Accrued bonus	244	730
Stock compensation	602	150
Premises and equipment	184	109
Finance lease liability	7,527	7,681
Charitable contribution carryover	2,533	2,729
Federal net operating loss carryforward	6,935	5,417
State net operating loss carryforward	2,345	1,879
Other	61	—
Total gross deferred tax assets	33,937	33,848
Valuation allowance	(24,105)	(22,570)
Gross deferred tax assets after valuation allowance	9,832	11,278
Deferred tax liabilities:
Net unrealized gains on derivatives	2,131	3,118
Deferred loan fees, net	559	772
Unrealized actuarial gains on post retirement benefits	66	105
Finance lease right-of-use asset	7,076	7,282
Other	—	1
Total gross deferred tax liabilities	9,832	11,278
Net deferred tax asset	$—	$—
Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2023. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

On the basis of this evaluation, for the year ended December 31, 2023, a valuation allowance of $24.1 million has been maintained. The amount of the deferred tax asset considered realizable could be adjusted if estimates of future taxable income increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth. Net deferred tax assets are included in other assets.
At December 31, 2023, the Company had federal net operating loss (“NOL”) carryforwards of $33.0 million with no expiration date. Under the provisions of the 2017 Tax Cuts and Jobs Act, use of our federal NOL carryforwards will be limited to 80% of taxable income in future periods. The Company also had New Jersey net operating loss carryforwards of $33.0 million, the majority of which expire in 18 years. We believe it is more likely than not the benefit from both the federal and state NOL carryforwards will not be realized. As such, we have provided a valuation allowance of $9.3 million on the deferred tax assets related to the NOL carryforwards. The Company contributed $9.0 million to the Blue Foundry Charitable Foundation in 2021 and the deferred benefit has a five year carryforward limitation.
Retained earnings at December 31, 2023 and 2022, includes approximately $14.6 million, for which no provision for income tax has been made. This amount represents an allocation of income to bad debt deductions for tax purposes only. Events that would result in taxation of these reserves include the failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions and excess distributions to stockholders.
The Company and its subsidiary are subject to U.S. federal income tax as well as state income taxes, primarily New Jersey. The Company is no longer subject to examination by Federal taxing authorities for tax years before January 1, 2020, and State taxing authorities for tax years before January 1, 2019. Currently, the Company is not under examination by any taxing authority. The Company's New Jersey state tax returns for the tax years ended December 31, 2015 through 2018 were audited during 2021. The completion of this examination did not have a material impact on the Company's effective tax rates and financials.
On August 16, 2022, the Inflation Reduction Act of 2022 was signed into legislation. The Act includes provisions that extend the expanded Affordable Care Act health plan premium assistance program through 2025, impose an excise tax on stock buybacks, increase funding for IRS tax enforcement, expand energy incentives, and impose a corporate minimum tax. The Company has evaluated such provisions and determined that the impact of the Inflation Reduction Act of 2022 on the income tax provision and deferred tax assets of December 31, 2023 was not material.
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
Interest rate swaps with notional amounts totaling $259.0 million at December 31, 2023 were designated as cash flow hedges of certain FHLB advances and brokered deposits. At December 31, 2022, interest rate swaps with notional amounts totaling $109.0 million were designated as cash flow hedges of certain FHLB advances. They were determined to be highly effective during all periods presented. The Company expects the hedges to remain highly effective during the remaining terms of the swaps.

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

Summary information about the interest-rate swaps designated as cash flow hedges as of the dates presented is as follows:

	December 31, 2023	December 31, 2022
	(Dollars in thousands)
Notional amounts	$259,000	$109,000
Weighted average pay rates	2.91%	1.46%
Weighted average receive rates	5.49%	4.61%
Weighted average maturity	3.2 years	4.2 years

Gross unrealized gain included in other assets	$9,047	$11,091
Gross unrealized loss included in other liabilities	1,465	—
Unrealized gains (losses), net	$7,582	$11,091
At December 31, 2023, the Company held $8.1 million as cash collateral pledged from the counterparty for these interest-rate swaps and had no securities pledged to the counterparty. At December 31, 2022, the Company held $11.5 million as cash collateral pledged from the counterparty and had no securities pledged to the counterparty.
Interest income or expense recorded on these swap transactions is reported as a component of interest expense on FHLB advances or brokered deposits. Interest income for the years ended December 31, 2023 and 2022 totaled $5.5 million and $356 thousand, respectively. At December 31, 2023, the Company expected $4.9 million of the unrealized gain to be reclassified as a reduction to interest expense during 2024.
Cash Flow Hedge
The effect of cash flow hedge accounting on accumulated other comprehensive income for the years ended December 31, 2023 and 2022 are as follows:

	Amount of (Loss) Gain Recognized in OCI on Derivative (1)	Location of Gain (Loss) Reclassified from OCI into Income/(Expense)	Amount of Gain Reclassified from OCI to Income/(Expense)
	(In thousands)
Year Ended December 31, 2023
Interest rate contracts	$(3,509)	Interest Expense	$5,472
Year Ended December 31, 2022
Interest rate contracts	$11,337	Interest Expense	$356
(1) Net of tax, adjusted for deferred tax valuation allowance.

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

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

	Year Ended December 31,
	2023			2022
	Before Tax	Tax Effect (1)	After Tax	Before Tax	Tax Effect	After Tax
	(In thousands)
Components of Other Comprehensive Income (Loss):
Unrealized gain (loss) on securities available-for-sale:
Unrealized gain (loss) arising during the period	$5,504	$—	$5,504	$(37,260)	$—	$(37,260)
Reclassification adjustment for (gains) losses included in net income	(20)	—	(20)	(14)	—	(14)
Total	5,484	—	5,484	(37,274)	—	(37,274)
Unrealized gain on cash flow hedge:
Unrealized gain arising during the period	1,963	—	1,963	11,693	—	11,693
Reclassification adjustment for (gains) losses included in net income	(5,472)	—	(5,472)	(356)	—	(356)
Total	(3,509)	—	(3,509)	11,337	—	11,337
Post-Retirement plans:
Net benefit arising from plan amendment (2)	—	—	—	504	—	504
Net gain arising during the period	—	—	—	858	—	858
Net actuarial loss	(136)	—	(136)	228	—	228
Total	(136)	—	(136)	1,590	—	1,590
Total other comprehensive income (loss):	$1,839	$—	$1,839	$(24,347)	$—	$(24,347)
(1) The 2023 and 2022 periods include a deferred tax valuation allowance.
(2) Benefit arising from plan amendment approved in June 2022.

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

The following is a summary of the changes in accumulated other comprehensive income by component, net of tax, inclusive of a deferred tax valuation allowance, for the periods indicated:

	Unrealized Gains and (Losses) on Cash Flow Hedges	Unrealized Gains and (Losses) on Available-for-sale Securities	Post- Retirement Plans	Total
	(In thousands)
Balance at December 31, 2022	$11,091	$(36,183)	$373	$(24,719)
Other comprehensive income (loss) before reclassification	1,963	5,504	—	7,467
Amounts reclassified from accumulated other comprehensive income	(5,472)	(20)	(136)	(5,628)
Net current period other comprehensive gain (loss)	(3,509)	5,484	(136)	1,839
Balance at December 31, 2023	$7,582	$(30,699)	$237	$(22,880)

	Unrealized Gains and (Losses) on Cash Flow Hedges	Unrealized Gains and (Losses) on Available-for-sale Securities	Post-Retirement Plans	Total
	(In thousands)
Balance at December 31, 2021	$(246)	$1,091	$(1,217)	$(372)
Other comprehensive income (loss) before reclassification	11,693	(37,260)	1,362	(24,205)
Amounts reclassified from accumulated other comprehensive income	(356)	(14)	228	(142)
Net current period other comprehensive gain (loss)	11,337	(37,274)	1,590	(24,347)
Balance at December 31, 2022	$11,091	$(36,183)	$373	$(24,719)
The following table presents information about amounts reclassified from accumulated other comprehensive income (loss) to the consolidated statements of operations for the periods indicated:

Details about Accumulated Other Comprehensive Income Components	Year Ended December 31,		Affected Line Item in the Statement Where Net Income is Presented
	2023	2022
	(In thousands)
Unrealized gain (loss) on securities available-for-sale:
Realized gains (losses) on securities available-for-sale	$20	$14	Gain (loss) on sales and calls of securities
Gains and (losses) on cash flow hedges:
Interest rate contracts	5,472	356	Interest expense
Amortization of benefit plan items:
Net actuarial loss	136	(228)	Compensation and benefits
Total tax effect	—	—	Income tax expense
Total reclassification for the period, net of tax	$5,628	$142

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

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
Impaired Loans: The fair value of impaired loans with specific allocations of the allowance for credit losses on loans is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.
Other real estate owned (OREO): Property acquired through foreclosure or deed in lieu of foreclosure is carried at estimated fair value less estimated selling costs of the acquired property. Fair value of OREO is generally based on independent appraisals of the collateral.
Assets Held for Sale: Nonrecurring adjustments to certain non-residential properties classified as assets held for sale are measured at fair value, less costs to sell. Fair values are based on contracts or letters of intent.

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

The following table summarizes the fair value of assets and liabilities as of December 31, 2023:

		Fair Value Measurements at December 31, 2023, Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Measured on a recurring basis:
Financial assets
Securities available-for-sale:
U.S. Treasury Notes	$35,060	$35,060	$—	$—
Corporate Bonds	76,623	—	76,623	—
U.S. Government agency obligations	11,140	11,140	—	—
Obligations issued by U.S. states and their political subdivisions	6,195	—	6,195	—
Mortgage-backed securities:
Residential one-to-four family	128,542	—	128,542	—
Multifamily	11,523	—	11,523	—
Asset-backed securities	14,683	—	14,683	—
Total securities available-for-sale	283,766	46,200	237,566	—
Derivatives	9,047	—	9,047	—
Total financial assets measured on a recurring basis	$292,813	$46,200	$246,613	$—
Financial Liabilities
Derivatives	$1,465	$—	$1,465	$—
Measured on a nonrecurring basis:
Nonfinancial assets
Real estate owned	$593	$—	$—	$593

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

The following table summarizes the fair value of assets and liabilities as of December 31, 2022:

		Fair Value Measurements at December 31, 2022, Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Measured on a recurring basis:
Financial assets
Securities available-for-sale
U.S. Treasury Notes	$43,759	$43,759	$—	$—
Corporate Bonds	76,298	—	76,298	—
U.S. Government agency obligations	11,466	11,295	171	—
Obligations issued by U.S. states and their political subdivisions	16,268	—	16,268	—
Mortgage-backed securities:
Residential one-to-four family	140,186	—	140,186	—
Multifamily	18,158	—	18,158	—
Asset-backed securities	8,113	—	8,113	—
Total securities available-for-sale	314,248	55,054	259,194	—
Derivatives	11,091	—	11,091	—
Total financial assets measured on a recurring basis	$325,339	$55,054	$270,285	$—
Financial Liabilities
Derivatives	$—	$—	$—	$—
Measured on a nonrecurring basis:
Nonfinancial assets
Assets held for sale	$917	$—	$917	$—
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

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

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
The following tables present the book value, fair value, and placement in the fair value hierarchy of financial instruments not recorded at fair values in their entirety on a recurring basis on the Company’s balance sheet at December 31, 2023 and 2022. The fair value measurements presented are consistent with Topic 820, Fair Value Measurement, in which fair value represents exit price.
These tables exclude financial instruments for which the carrying amount approximates fair value. Financial instruments for which the carrying amount approximates fair value include cash and cash equivalents, other investments, non-maturity deposits, overnight borrowings, and accrued interest, and are excluded from the table below.
The carrying amounts and fair value of financial instruments not carried at fair value, at December 31, 2023 and December 31, 2022 are as follows:

		Fair Value Measurements at December 31, 2023, Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Book Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Financial assets
Securities held-to-maturity	$33,412	$—	$28,323	$—
Loans, net of allowance for credit losses	1,546,576	—	—	1,332,138
Financial liabilities
Time Deposits	596,624	—	592,676	—
Federal Home Loan Bank advances	397,500	—	405,015	—

		Fair Value Measurements at December 31, 2022, Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Book Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Financial assets
Securities held-to-maturity	$33,705	$—	$29,115	$—
Loans, net of allowance for loan losses	1,531,727	—	—	1,332,882
Financial liabilities
Time Deposits	416,260	—	408,904	—
Federal Home Loan Bank advances	310,500	—	318,688	—

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

NOTE 15 – COMMITMENTS AND CONTINGENCIES

The Company extends credit to meet the financing needs of its customers through commitments and lines of credit. In addition we routinely enter into other commitments in the normal course of business.

The following commitments exist at December 31, 2023 and 2022, which are not reflected in the accompanying consolidated financial statements:

	December 31, 2023	December 31, 2022
	(In thousands)
Origination of mortgage loans:
Fixed rate	$380	$626
Variable rate	2,372	7,344
Origination of commercial and industrial loans	15,323	—
Undisbursed home equity credit lines	37,551	34,814
Undisbursed construction credit lines	32,283	43,708
Undisbursed commercial credit lines	452	1,476
Performance standby letters of credit	671	671
Overdraft protection credit lines	22,378	20,022
Commitments to purchase investments	820	850

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
The following table presents the Company’s sources of revenue from contracts with customers for the years ended December 31, 2023 and 2022, respectively.

	Year Ended December 31,
	2023	2022
	(In thousands)
Service charges on deposits	$856	$992
Interchange income	51	43
Total revenue from contracts with customers	$907	$1,035

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

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
NOTE 17 - SHAREHOLDERS’ EQUITY
The Company’s stock repurchase programs authorize the repurchase of shares in open market or private transactions, through block trades or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The timing and amount of any repurchases will depend on a number of factors, including the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, the Company’s liquidity, and the Company’s financial performance. Open market purchases will be made in accordance with Rule 10b-18 of the Securities and Exchange Commission and other applicable legal requirements. Repurchased shares will be held as treasury stock and will be available for general corporate purposes. The repurchases may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. These factors may also affect the timing and amount of share repurchases. The Company is not obligated to repurchase any particular number of shares or any shares in any specific time period.
On July 20, 2022, the Company's Board of Directors adopted its first stock repurchase program of up to 2,852,250 shares, approximately 10%, of its outstanding common stock.
On April 19, 2023, the Company announced its second share repurchase program, which authorized the purchase of an additional 5% of its publicly-held shares of common stock, or 1,335,126 shares. The second repurchase plan commenced immediately upon the completion of the first repurchase plan.
On August 16, 2023, the Company announced its third share repurchase program, which authorized the purchase of an additional 5% of its publicly-held shares of common stock, or 1,268,382 shares. The third plan commenced immediately upon completion of the second repurchase plan.
During the year ended December 31, 2022, the Company repurchased 1,298,762 shares of its common stock outstanding at an average price of $12.03 for a total of $15.6 million pursuant to the stock repurchase program. During the year ended December 31, 2023, the Company completed the purchase of 3,717,949 shares authorized in the plans for an average price of $9.68 per share for a total cost of $36.0 million. At December 31, 2023, 439,047 shares remain available to repurchase in the third plan.
NOTE 18 - EARNINGS PER SHARE
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

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

	For the Year Ended December 31,
	2023	2022
	(Income In thousands)
Net (loss) income applicable to common shares	$(7,397)	$2,396
Shares
Average number of common shares outstanding	25,979,126	28,310,389
Less: Average unallocated ESOP shares	2,053,402	2,144,548
Average number of common shares outstanding used to calculate basic earnings per common share	23,925,724	26,165,841
Common stock equivalents	—	105,023
Average number of common shares outstanding used to calculate diluted earnings per common share	23,925,724	26,270,864
Earnings per common share
Basic	$(0.31)	$0.09
Diluted	$(0.31)	$0.09
Excluded from the earnings per share calculation are anti-dilutive equity awards for the years ended December 31, 2023 and 2022 totaling 1,406,993 and 159,000, respectively. Due to the Company’s net loss for the year ended December 31, 2023, the assumed vesting of outstanding restricted stock units had an antidilutive effect on diluted earnings per share.
NOTE 19 – REGULATORY CAPITAL REQUIREMENTS
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines, and additionally for the Bank, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off balance sheet items calculated under regulatory accounting practices. Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Company. The Bank has not paid dividends to the Company in the past. Capital amounts and classifications are also subject to qualitative judgements by regulators. Failure to meet capital requirements can initiate regulatory action. The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital. As of December 31, 2023, the Bank meets all capital adequacy requirements to which they are subject.
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2023 and 2022, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

The following table presents the regulatory capital, assets and risk based capital (common equity Tier 1, Tier 1 and Total capital) ratios for the Bank at December 31, 2023 and 2022:

	Bank Actual		Minimum Capital Adequacy		Minimum Capital Adequacy With Capital Buffer		For Classification as Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2023
Common equity tier 1	$296,238	20.13%	$66,219	4.50%	$103,008	7.00%	$95,650	6.50%
Tier 1 capital	296,238	20.13%	88,292	6.00%	125,081	8.50%	117,723	8.00%
Total capital	310,853	21.12%	117,723	8.00%	154,512	10.50%	147,154	10.00%
Tier 1 (leverage) capital	296,238	14.31%	82,798	4.00%	N/A	N/A	103,497	5.00%

December 31, 2022
Common equity tier 1	$298,132	20.85%	$64,348	4.50%	$100,097	7.00%	$92,947	6.50%
Tier 1 capital	298,132	20.85%	85,797	6.00%	121,546	8.50%	114,396	8.00%
Total capital	313,221	21.90%	114,396	8.00%	150,145	10.50%	142,995	10.00%
Tier 1 (leverage) capital	298,132	14.61%	81,611	4.00%	N/A	N/A	102,013	5.00%
NOTE 20 - CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY
The condensed financial statements of Blue Foundry Bancorp (parent company only) are presented below:

Condensed Statements of Financial Condition
	December 31, 2023	December 31, 2022
	(In thousands)
Assets:
Cash and cash equivalents	$61,358	$98,494
Investment in banking subsidiary	273,915	274,211
ESOP loan receivable	20,588	21,222
Other investments	109	157
Other assets	476	1,101
Total Assets	$356,446	$395,185
Liabilities and Stockholders’ Equity:
Total liabilities	$806	$1,467
Total stockholders’ equity	355,640	393,718
Total Liabilities and Stockholders’ Equity	$356,446	$395,185

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

Condensed Statements of Comprehensive Loss
		Year Ended December 31,
		2023	2022
	(In thousands)
Income:
Interest on ESOP loan receivable		$690	$710
Other income		23	19
Total income		713	729
Expenses:
Other expenses		3,650	2,384
Total expenses		3,650	2,384
Loss before income tax benefit		(2,937)	(1,655)
Income tax benefit		(183)	(41)
Loss before undistributed earnings of subsidiary		(2,754)	(1,614)
Equity in undistributed earnings of banking subsidiary		(4,643)	4,010
Net (loss) income		$(7,397)	$2,396

Comprehensive loss:
Net (loss) income	$	$(7,397)	$2,396
Other comprehensive income (loss)		1,839	(24,347)
Comprehensive loss	$	$(5,558)	$(21,951)

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

Condensed Statements of Cash Flows
		Twelve Months Ended December 31,
		2023	2022
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$	$(7,397)	2,396
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary		4,643	(4,010)
ESOP and stock-based compensation expense		1,241	682
Decrease (increase) in other assets		696	(863)
(Decrease) increase in other liabilities		(918)	842
Net cash used by operating activities		(1,735)	(953)

Cash flows from investing activities:
Purchase of other investments		(30)	(150)
Repayment of ESOP loan		635	615
Net cash provided by investing activities		605	465

Cash flows from financing activities:
Purchase of treasury stock		(36,006)	(15,349)
Net cash used in financing activities		(36,006)	(15,349)
Net decrease in cash and cash equivalents		(37,136)	(15,837)
Cash and cash equivalents at beginning of year		98,494	114,331
Cash and cash equivalents at end of year	$	$61,358	98,494
NOTE 21 - SUBSEQUENT EVENTS
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
Stock Repurchase Program
On February 21, 2024, the Company adopted its fourth program to repurchase up to 1,203,545 shares, or 5%, of its outstanding common stock. As of March 22, 2024, 5,511,563 shares totaling $56.5 million had been acquired under all repurchase plans at an average price per share of $10.26.
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
(b)     Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management, including our Principal Executive Officer and Principal Financial Officer, concluded that our internal control over financial reporting was effective and met the criteria of the “Internal Control — Integrated Framework (2013)” as of December 31, 2023.
(c)    Attestation Report of the Registered Public Accounting Firm
Not applicable because the Company is an emerging growth company.
(d)    Changes in Internal Controls
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
During the fourth quarter of 2023, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Corporation’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated herein by reference to the Proxy Statement for the Company’s 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the Company’s fiscal year end.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to the Proxy Statement for the Company’s 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the Company’s fiscal year end.
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
Securities Authorized for Issuance Under Equity Compensation Plans
Set forth below is information as of December 31, 2023 regarding equity compensation plans categorized by those plans that have been approved by the Company's stockholders. There are no plans that have not been approved by the Company's stockholders.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options and rights (1)	Weighted Average Exercise Price (2)	Number of Securities Remaining Available for Issuance Under Plan (3)
2022 Equity Incentive Plan	2,475,363	$11.65	513,626
Total	2,475,363	$11.65	513,626
(1)    Consists of outstanding stock options to purchase 2,475,363 shares of common stock granted under the Company’s stock-based compensation plans.
(2)    Represents the weighted average exercise price of stock options granted in 2022.
(3)    Represents the number of available shares that may be granted as stock options and other stock awards under the Company’s stock-based compensation plans.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference to the Proxy Statement for the Company’s 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the Company’s fiscal year end.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Our independent registered public accounting firm is KPMG LLP, Short Hills, New Jersey, Auditor Firm ID: 185.
The information required by this item is incorporated herein by reference to the Proxy Statement for the Company’s 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the Company’s fiscal year end.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following exhibits are either filed as part of this report or are incorporated herein by reference:
(a)(1) Financial Statements
The following financial statements are included under Part II, Item 8 of this report:
1. Report of Independent Registered Public Accounting Firm.
2. Consolidated Statements of Financial Condition as of December 31, 2023 and 2022.
3. Consolidated Statements of Operations for the Fiscal Years Ended December 31, 2023 and 2022.
4. Consolidated Statements of Comprehensive Loss for the Fiscal Years ended December 31, 2023 and 2022.
5. Consolidated Statements of Changes in Shareholders’ Equity for the Fiscal Years Ended December 31, 2023 and 2022.
6. Consolidated Statements of Cash Flows for the Fiscal Years Ended December 31, 2023 and 2022.
7. Notes to Consolidated Financial Statements.
(a)(2) Financial Statement Schedules
No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.

(a)(3) Exhibits

3.1	Amended and Restated Certificate of Incorporation of Blue Foundry Bancorp
3.2	Bylaws of Blue Foundry Bancorp (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-254079)
4	Form of Common Stock Certificate of Blue Foundry Bancorp (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-254079)
4.2	Description of Blue Foundry Bancorp’s Securities (Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated December 31, 2021 (File No. 001-40619)
10.1	Employment agreement between Blue Foundry Bank and James Nesci (Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated December 31, 2022 (File No. 001-40619)
10.2	Blue Foundry Bank Executive Deferred Compensation Agreement for James Nesci (Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated December 31, 2022 (File No. 001-40619)
10.3	Change in Control Agreement between Blue Foundry Bank and Kelly Anne Pecoraro (Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated December 31, 2022 (File No. 001-40619)
10.4	Change in Control Agreement between Blue Foundry Bank and Jason Goldberg (Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated December 31, 2022 (File No. 001-40619)
10.5	Blue Foundry Bank Restated Director Retirement Plan for Kenneth Grimbilas (Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated December 31, 2022 (File No. 001-40619)
10.6
Amendment to the Blue Foundry Bank Restated Director Retirement Plan for Kenneth Grimbilas (Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated December 31, 2022 (File No. 001-40619)

10.7	Blue Foundry Bank Restated Director Retirement Plan for J. Christopher Ely (Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated December 31, 2022 (File No. 001-40619)
10.8
Amendment to the Blue Foundry Bank Restated Director Retirement Plan for J. Christopher Ely (Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated December 31, 2022 (File No. 001-40619)

10.9	Blue Foundry Bank Director Retirement Plan II (Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated December 31, 2022 (File No. 001-40619)

10.10	Amendment to the Blue Foundry Bank Director Retirement Plan II (Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated December 31, 2022 (File No. 001-40619)
10.11	Blue Foundry Bancorp 2022 Equity Incentive Plan (Incorporated by reference to Appendix A to the Proxy Statement for the 2022 Annual Meeting of Stockholders (File No. 001-40619))
21	Subsidiaries of Blue Foundry Bancorp
23.1	Consent of KPMG LLP (Independent Registered Public Accounting Firm)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Clawback Policy
101
The following materials from the Company’s Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Financial Condition; (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE FOUNDRY BANCORP

Dated:	March 27, 2024	By:	/s/ James D. Nesci
James D. Nesci
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

By:	/s/ James D. Nesci	By:	/s/ Kelly Pecoraro
	James D. Nesci		Kelly Pecoraro
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial Officer)
Dated:	March 27, 2024	Dated:	March 27, 2024

By:	/s/ Patrick H. Kinzler	By:	/s/ J. Christopher Ely
	Director		Director
Dated:	March 27, 2024	Dated:	March 27, 2024

By:	/s/ Robert T. Goldstein	By:	/s/ Kenneth Grimbilas
	Director		Director
Dated:	March 27, 2024	Dated:	March 27, 2024

By:	/s/ Jonathan M. Shaw	By:	/s/ Margaret Letsche
	Director		Director
Dated:	March 27, 2024	Dated:	March 27, 2024

By:	/s/ Mirella Lang	By:	/s/ Elizabeth Varki Jobes, Esq.
	Director		Director
Dated:	March 27, 2024	Dated:	March 27, 2024