Form 10-Q
period 2024-03-31
Blue Foundry Bancorp
filed 2024-05-14
CIK 1846017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

As of May 10, 2024 there were 28,522,500 shares issued and 23,708,983 shares outstanding of the Registrant’s Common Stock, par value $0.01 per share.

BLUE FOUNDRY BANCORP
FORM 10-Q

Part I Financial Information
ITEM 1. FINANCIAL STATEMENTS
BLUE FOUNDRY BANCORP
Consolidated Balance Sheets

	March 31, 2024	December 31, 2023
	(Unaudited)	(Audited)
	(In thousands)
ASSETS
Cash and cash equivalents	$53,753	$46,025
Securities available-for-sale, at fair value	265,191	283,766
Securities held-to-maturity, net (fair value of $28,623 at March 31, 2024 and $28,323 at December 31, 2023, and allowance for credit losses of $140 at March 31, 2024 and $158 at December 31, 2023)	33,217	33,254
FHLB stock and other investments	17,908	20,346
Loans receivable, net of allowance for credit losses of $13,749 at March 31, 2024 and $14,154 at December 31, 2023	1,540,428	1,546,576
Real estate owned, net	593	593
Interest and dividends receivable	8,001	7,595
Premises and equipment, net	31,696	32,475
Right-of-use assets	24,454	25,172
Bank owned life insurance	22,153	22,034
Other assets	30,393	27,127
Total assets	$2,027,787	$2,044,963
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	$1,291,184	$1,244,904
Advances from the Federal Home Loan Bank	342,500	397,500
Advances by borrowers for taxes and insurance	9,368	8,929
Lease liabilities	26,081	26,777
Other liabilities	8,498	11,213
Total liabilities	1,677,631	1,689,323
Shareholders’ equity
Preferred stock, $0.01 par value, 10,000,000 authorized: none issued	—	—
Common stock $0.01 par value; 70,000,000 shares authorized; 28,522,500 shares issued at March 31, 2024 and December 31, 2023; 23,958,888 and 24,509,950 shares outstanding at March 31, 2024 and December 31, 2023, respectively	285	285
Additional paid-in capital	274,327	273,991
Retained earnings	161,501	164,340
Treasury stock, at cost: 4,563,612 and 4,012,550 shares at March 31, 2024 and December 31, 2023, respectively	(44,930)	(40,016)
Unallocated common shares held by Employee Stock Ownership Plan	(19,852)	(20,080)
Accumulated other comprehensive loss	(21,175)	(22,880)
Total shareholders’ equity	350,156	355,640
Total liabilities and shareholders’ equity	$2,027,787	$2,044,963
See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(Dollars in thousands)
Interest and dividend income:
Loans	$17,192	$15,569
Taxable investment income	3,614	3,152
Non-taxable investment income	36	111
Total interest income	20,842	18,832
Interest expense:
Deposits	8,413	4,154
Borrowed funds	3,012	2,737
Total interest expense	11,425	6,891
Net interest income	9,417	11,941
Release of provision for credit losses	(535)	(23)
Net interest income after release of credit losses	9,952	11,964
Non-interest income:
Fees and service charges	329	262
Gain on sale of loans	36	135
Other income	86	87
Total non-interest income	451	484
Non-interest expense:
Compensation and benefits	7,549	7,847
Occupancy and equipment	2,192	1,982
Data processing	1,387	1,601
Advertising	72	72
Professional services	730	980
Federal deposit insurance premiums	199	105
Other expense	1,113	1,070
Total non-interest expenses	13,242	13,657
Loss before income tax expense	(2,839)	(1,209)
Income tax expense	—	—
Net loss	$(2,839)	$(1,209)
Basic loss per share	$(0.13)	$(0.05)
Diluted loss per share	$(0.13)	$(0.05)
Weighted average shares outstanding - basic	22,095,260	25,374,095
Weighted average shares outstanding - diluted (1)	22,095,260	25,374,095
(1) The assumed vesting of outstanding restricted stock units had an antidilutive effect on diluted earnings per share due to the Company’s net loss for the 2024 and 2023 periods.

See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Net loss	$(2,839)	$(1,209)
Other comprehensive income (loss), net of tax (1):
Unrealized (loss) gain on securities available-for-sale:
Unrealized (loss) gain arising during the period	(1,109)	4,039
	(1,109)	4,039
Unrealized gain (loss) on cash flow hedge:
Unrealized gain (loss) arising during the period	1,164	(1,440)
Reclassification adjustment for loss (gain) included in net loss	1,649	(1,004)
	2,813	(2,444)
Post-Retirement plans:
Reclassification adjustment for amortization of:
Net actuarial loss (gain)	1	(2)
	1	(2)
Total other comprehensive income, net of tax (1)	1,705	1,593
Comprehensive (loss) income	$(1,134)	$384
(1) Reflects deferred tax valuation allowance.

See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP
Consolidated Statements of Changes in Shareholders’ Equity
Three Months Ended March 31, 2023 and 2024
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Unallocated Common Stock Held by ESOP	Total Shareholders’ Equity
	Shares	Par Value
	(In thousands, except share data)
Balance at December 31, 2022	27,523,219	$285	$279,454	$171,763	$(12,072)	$(24,719)	$(20,993)	$393,718
Cumulative effect of adopting ASU No. 2016-13	—	—	—	(18)	—	—	—	(18)
Cumulative effect of adopting ASU No. 2022-02	—	—	—	(8)	—	—	—	(8)
Net loss	—	—	—	(1,209)	—	—	—	(1,209)
Other comprehensive income	—	—	—	—	—	1,593	—	1,593
Purchase of Treasury stock	(870,517)	—	—	—	(9,322)	—	—	(9,322)
Treasury stock allocated to restricted stock plan	732,780	—	(8,657)	—	8,657	—	—	—
Compensation cost for stock options and restricted stock	—	—	676	—	—	—	—	676
ESOP shares committed to be released (22,818 shares)	—	—	34	—	—	—	229	263
Balance at March 31, 2023	27,385,482	$285	$271,507	$170,528	$(12,737)	$(23,126)	$(20,764)	$385,693

Balance at December 31, 2023	24,509,950	$285	$273,991	$164,340	$(40,016)	$(22,880)	$(20,080)	$355,640
Net loss	—	—	—	(2,839)	—	—	—	(2,839)
Other comprehensive income	—	—	—	—	—	1,705	—	1,705
Purchase of Treasury stock	(556,353)	—	—	—	(5,332)	—	—	(5,332)
Treasury stock allocated to restricted stock plan, net of forfeitures	5,291	—	(431)	—	418	—	—	(13)
Compensation cost for stock options and restricted stock	—	—	781	—		—	—	781
ESOP shares committed to be released (22,818 shares)	—	—	(14)	—	—	—	228	214
Balance at March 31, 2024	23,958,888	$285	$274,327	$161,501	$(44,930)	$(21,175)	$(19,852)	$350,156

See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Cash flows from operating activities
Net loss	$(2,839)	$(1,209)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of premises and equipment	788	663
Amortization (accretion) of:
Right-of-use asset	718	693
Deferred loan fees, costs, and discounts, net	40	(138)
Premiums and discounts on securities	196	245
Release of provision for credit losses	(535)	(23)
Proceeds from sales of loans held for sale	486	2,267
Gains on sale of loans, net	(36)	(135)
Origination of loans held for sale	(450)	(4,684)
Increase in bank owned life insurance cash surrender value	(119)	(112)
ESOP and stock-based compensation expense	995	939
Increase in interest and dividends receivable	(406)	(482)
(Increase) decrease in other assets	(1,731)	1,058
Decrease in other liabilities	(1,266)	(2,872)
Change in lease liability	(696)	(632)
Net cash used in operating activities	(4,855)	(4,422)
Cash flows from investing activities
Net change in loans receivable	6,504	(33,995)
Purchases of residential mortgage loans	—	(6,804)
Principal payments and maturities on securities available-for-sale	17,325	9,005
Purchase of Federal Home Loan Bank stock	(6,818)	(21,870)
Redemption of Federal Home Loan Bank stock	9,293	16,830
Proceeds from bank owned life insurance	—	582
Purchases of premises and equipment	(9)	(1,677)
Net cash provided by (used in) investing activities	26,295	(37,929)
Cash flows from financing activities
Net increase (decrease) in deposits	46,280	(44,281)
Proceeds from advances from Federal Home Loan Bank	354,000	700,000
Repayments of advances from Federal Home Loan Bank	(409,000)	(588,000)
Net increase in advances by borrowers for taxes and insurance	439	393
Purchase of treasury stock	(5,431)	(9,322)
Net cash (used in) provided by financing activities	(13,712)	58,790
Net increase in cash and cash equivalents	7,728	16,439
Cash and cash equivalents at beginning of period	46,025	41,182
Cash and cash equivalents at end of period	$53,753	$57,621

See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$11,694	$7,196
Income taxes	17	13
Supplemental noncash disclosures
Lease liabilities arising from obtaining right-of-use assets	—	1,107

See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation: The accompanying consolidated financial statements include the accounts of Blue Foundry Bancorp (the “Company”), and its wholly owned subsidiary, Blue Foundry Bank (the “Bank”), and the Bank’s wholly owned subsidiaries, TrackView LLC and Blue Foundry Investment Company (collectively, the “Company”). All intercompany accounts and transactions have been eliminated in consolidation. Blue Foundry Bancorp owns 100% of the common stock of Blue Foundry Bank.
Segment Reporting: The Company operates as a single operating segment for financial reporting purposes.
Basis of Financial Statement Presentation: The consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles. Certain information and note disclosures usually included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for the preparation of the Quarterly Reports on Form 10-Q and with Regulation S-X. The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the consolidated balance sheets and the consolidated statements of income for the periods presented. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheets and revenues and expenses for the period. Actual results could differ from those estimates. Some items in the prior year financial statements may be reclassified to conform to the current presentation. The results of operations and other data presented for the three months ended March 31, 2024 are not necessarily indicative of the results of operations that may be expected for subsequent periods or the full year results. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed on March 27, 2024.
The accounting policies of the Company conform to U.S. GAAP and to general practice within the financial services industry. A discussion of these policies can be found in Note 1, Summary of Significant Accounting Policies, included in the Company’s 2023 Annual Report on Form 10-K. Except for the below, there have been no changes to the Company’s significant accounting policies since December 31, 2023.
Accounting Standards Not Yet Adopted: As an “emerging growth company” as defined in Title 1 of the Jumpstart Our Business Startups (“JOBS”) Act, the Company elected to use the extended transition period to delay the adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements were made applicable to private companies.

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SECURITIES
The amortized cost of securities available-for-sale and their estimated fair values at March 31, 2024 and December 31, 2023 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
March 31, 2024
U.S. Treasury note	$26,934	$—	$(1,765)	$25,169
Corporate bonds	79,708	145	(5,232)	74,621
U.S. Government agency obligations	11,440	—	(271)	11,169
Obligations issued by U.S. states and their political subdivisions	6,406	—	(300)	6,106
Mortgage-backed securities:
Residential	146,518	—	(23,129)	123,389
Multifamily	11,092	—	(925)	10,167
Asset-backed securities	14,901	—	(331)	14,570
Total	$296,999	$145	$(31,953)	$265,191

December 31, 2023
U.S. Treasury note	$36,935	$—	$(1,875)	$35,060
Corporate bonds	82,248	56	(5,681)	76,623
U.S. Government agency obligations	11,519	—	(379)	11,140
Obligations issued by U.S. states and their political subdivisions	6,423	—	(228)	6,195
Mortgage-backed securities:
Residential	149,808	—	(21,266)	128,542
Multifamily	12,522	—	(999)	11,523
Asset-backed securities	15,010	—	(327)	14,683
Total	$314,465	$56	$(30,755)	$283,766

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost of securities held-to-maturity, allowance for credit losses and their estimated fair values at March 31, 2024 and December 31, 2023, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
March 31, 2024
Corporate bonds	$18,600	$—	$(3,283)	$15,317
Asset-backed securities	14,757	—	(1,451)	13,306
Total	$33,357	$—	$(4,734)	$28,623
Allowance for credit loss	(140)
	$33,217
December 31, 2023
Corporate bonds	$18,600	$—	$(3,593)	$15,007
Asset-backed securities	14,812	—	(1,496)	13,316
Total	$33,412	$—	$(5,089)	$28,323
Allowance for credit loss	(158)
	$33,254
At March 31, 2024 and December 31, 2023, the allowance for credit losses on securities held-to-maturity totaled $140 thousand and $158 thousand respectively, and related to the corporate bonds. The asset-backed securities are in a AAA tranche determined by a third party. No loss is expected on these securities.
Securities pledged at March 31, 2024 and December 31, 2023 had a carrying amount of $13.2 million and $11.7 million, respectively, and were pledged to secure public deposits and our credit line with the Federal Reserve Bank.
The amortized cost and fair value of debt securities are shown below by contractual maturity as of March 31, 2024. Expected maturities on mortgage and asset-backed securities generally exceed 20 years; however, they may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized Cost (1)	Estimated Fair Value
	(In thousands)
Available-for-sale
Due in one year or less	$39,501	$38,696
Due from one year to five years	33,945	33,145
Due from five to ten years	44,053	40,068
Due after ten years	6,989	5,156
Mortgage-backed and asset-backed securities	172,511	148,126
Total	$296,999	$265,191
Held-to-maturity
Due from one year to five years	$—	$—
Due from five to ten years	18,600	15,317
Mortgage-backed and asset-backed securities	14,757	13,306
Total	$33,357	$28,623
(1) Excludes the allowance for credit losses on held-to-maturity securities at March 31, 2024 and December 31, 2023.

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
The table below indicates the credit profile of the Company’s debt securities held-to-maturity at amortized cost for the periods shown.

March 31, 2024	AAA	A1	BBB+	BBB	BBB-	Total
	(In thousands)
Corporate bonds	$—	$—	$1,600	$11,000	$6,000	$18,600
Asset-backed securities	8,803	5,954	—	—	—	14,757
Total held-to-maturity	$8,803	$5,954	$1,600	$11,000	$6,000	$33,357

December 31, 2023	AAA	A1	BBB+	BBB	BBB-	Total
	(In thousands)
Corporate bonds	$—	$—	$1,600	$11,000	$6,000	$18,600
Asset-backed securities	8,844	5,968	—	—	—	14,812
Total held-to-maturity	$8,844	$5,968	$1,600	$11,000	$6,000	$33,412
At March 31, 2024 and December 31, 2023, there was one security with a value of $2.0 million included in the BBB rating that had a split rating.

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize available-for-sale securities with unrealized losses at March 31, 2024 and December 31, 2023, aggregated by major security type and length of time in a continuous loss position.

	Less than 12 Months		12 Months or More		Total
	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Number of Securities	Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
March 31, 2024
U.S. Treasury note	$—	$—	$(1,765)	$25,169	3	$(1,765)	$25,169
Corporate bonds	—	—	(5,232)	54,045	25	(5,232)	54,045
U.S. Government agency obligations	—	—	(271)	11,169	3	(271)	11,169
Obligations issued by U.S. states and their political subdivisions	—	—	(300)	6,106	5	(300)	6,106
Mortgage-backed securities:
Residential	—	2	(23,129)	123,383	47	(23,129)	123,385
Multifamily	—	—	(925)	10,167	5	(925)	10,167
Asset-backed securities	(13)	5,000	(318)	4,557	3	(331)	9,557
Total	$(13)	$5,002	$(31,940)	$234,596	91	$(31,953)	$239,598
December 31, 2023
U.S. Treasury note	$—	$—	$(1,875)	$35,060	4	$(1,875)	$35,060
Corporate bonds	(7)	8,260	(5,674)	61,156	30	(5,681)	69,416
U.S. Government agency obligations	—	—	(380)	11,140	3	(380)	11,140
Obligations issued by U.S. states and their political subdivisions	—	—	(228)	6,195	5	(228)	6,195
Mortgage-backed securities:
Residential	—	2	(21,266)	128,535	48	(21,266)	128,537
Multifamily	—	—	(999)	11,524	6	(999)	11,524
Asset-backed securities	(21)	4,991	(305)	4,680	3	(326)	9,671
Total	$(28)	$13,253	$(30,727)	$258,290	99	$(30,755)	$271,543
Of the available-for-sale securities in an unrealized loss position at March 31, 2024, 58 are comprised of U.S. Government agency obligations, Treasury notes, and mortgage-backed securities. These securities were all issued by U.S. Government-sponsored entities and agencies, which the government has affirmed its commitment to support. Corporate bonds, obligations issued by U.S. states and their political subdivisions and asset-backed securities in an unrealized loss position all experienced a decline in fair value, which is attributable to changes in interest rates and liquidity, not credit quality. The Company also does not intend to sell these securities, nor does it foresee being required to sell them before the anticipated recovery or maturity.
The following tables summarizes held-to-maturity securities with unrealized losses at March 31, 2024 and December 31, 2023, aggregated by major security type and length of time in a continuous loss position.

	Less than 12 Months		12 Months or More		Total
	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Number of Securities	Unrealized Losses	Estimated Fair Value
	(In thousands)
March 31, 2024
Corporate Bonds	—	—	(3,283)	15,317	9	(3,283)	15,317
Asset-backed securities	—	—	(1,451)	13,306	2	(1,451)	13,306
Total	$—	$—	$(4,734)	$28,623	11	$(4,734)	$28,623

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Less than 12 Months		12 Months or More		Total
	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Number of Securities	Unrealized Losses	Estimated Fair Value
	(In thousands)
December 31, 2023
Corporate Bonds	—	—	(3,593)	15,007	9	(3,593)	15,007
Asset-backed securities	—	—	(1,496)	13,316	2	(1,496)	13,316
Total	$—	$—	$(5,089)	$28,323	11	$(5,089)	$28,323
The held-to-maturity securities in an unrealized loss position at March 31, 2024, are corporate bonds and asset-backed securities, which experienced a decline in fair value attributable to changes in interest rates and liquidity, not credit quality. The Company also does not intend to sell these securities, nor does it foresee being required to sell them before the anticipated recovery or maturity.
NOTE 3 – LOANS RECEIVABLE
A summary of loans receivable, net at March 31, 2024 and December 31, 2023, follows:

	March 31, 2024	December 31, 2023
	(In thousands)
Residential	$540,427	$550,929
Multifamily	671,011	682,564
Commercial real estate	244,207	232,505
Construction	63,052	60,414
Junior liens	22,052	22,503
Commercial and industrial	13,372	11,768
Consumer and other	56	47
Total loans	1,554,177	1,560,730
Less: Allowance for credit losses (1)	13,749	14,154
Loans receivable, net	$1,540,428	$1,546,576
(1) For more information, see Footnote 4 - Allowance for Credit Losses.
Loans are recorded at amortized cost, which includes principal balance, net deferred fees or costs, premiums and discounts. The Company elected to exclude accrued interest receivable from amortized cost. Accrued interest receivable is reported separately in the consolidated balance sheets and totaled $6.2 million and $6.1 million at March 31, 2024 and December 31, 2023, respectively. Loan origination fees and certain direct loan origination costs are deferred and the net fee or cost is recognized in interest income as an adjustment of yield. At both March 31, 2024 and December 31, 2023, net deferred loan fees totaled $2.0 million.
The portfolio classes in the above table have unique risk characteristics with respect to credit quality:
•Payment on multifamily and commercial real estate mortgages is driven principally by operating results of the managed properties or underlying business and secondarily by the sale or refinance of such properties. Both primary and secondary sources of repayment and the value of the properties in liquidation, may be affected to a greater extent by adverse conditions in the real estate market or the economy in general.
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

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
•The ability of borrowers to service debt in the residential, junior liens and consumer loan portfolios is generally subject to personal income which may be impacted by general economic conditions, such as increased unemployment levels. These loans are predominately collateralized by first and second liens on single family properties. If a borrower cannot maintain the loan, the Company’s ability to recover against the collateral in sufficient amount and in a timely manner may be significantly influenced by market, legal and regulatory conditions.
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

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the risk category of loans by class of loan and vintage as of March 31, 2024:

	Term Loans by Origination Year
	2024	2023	2022	2021	2020	Pre-2020	Revolving Loans	Total
	(in thousands)
Residential
Pass	$1,235	$13,238	$96,819	$107,128	$14,200	$301,423	$—	$534,043
Special mention	—	—	—	—	—	659	—	659
Substandard	—	—	—	—	—	5,725	—	5,725
Total	1,235	13,238	96,819	107,128	14,200	307,807	—	540,427
Multifamily
Pass	—	17,092	280,854	152,383	35,190	185,353	—	670,872
Substandard	—	—	—	—	—	139	—	139
Total	—	17,092	280,854	152,383	35,190	185,492	—	671,011
Commercial real estate
Pass	13,746	26,617	117,687	14,711	14,970	55,591	—	243,322
Special mention	—	—	—	—	—	885	—	885
Total	13,746	26,617	117,687	14,711	14,970	56,476	—	244,207
Construction
Pass	—	20,761	24,941	17,350	—	—	—	63,052
Total	—	20,761	24,941	17,350	—	—	—	63,052
Junior liens
Pass	641	5,439	4,974	1,136	253	9,561	—	22,004
Substandard	—	—	—	—	—	48	—	48
Total	641	5,439	4,974	1,136	253	9,609	—	22,052
Commercial and industrial
Pass	3,608	6,366	102	2,486	31	—	—	12,593
Substandard	—	756	—	23	—	—	—	779
Total	3,608	7,122	102	2,509	31	—	—	13,372
Consumer and other
Pass	29	—	—	—	—	—	27	56
Total	29	—	—	—	—	—	27	56
Total gross loans	$19,259	$90,269	$525,377	$295,217	$64,644	$559,384	$27	$1,554,177

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the risk category of loans by class of loan and vintage as of December 31, 2023:

	Term Loans by Origination Year
	2023	2022	2021	2020	2019	Pre-2019	Revolving Loans	Total
	(in thousands)
Residential
Pass	$13,338	$98,007	$109,193	$14,315	$18,460	$291,069	$—	$544,382
Special mention	—	—	—	—	—	663	—	663
Substandard	—	—	—	—	—	5,884	—	5,884
Total	13,338	98,007	109,193	14,315	18,460	297,616	—	550,929
Multifamily
Pass	17,144	281,906	158,705	35,407	56,739	132,517	—	682,418
Substandard	—	—	—	—	—	146	—	146
Total	17,144	281,906	158,705	35,407	56,739	132,663	—	682,564
Commercial real estate
Pass	26,610	118,247	14,785	15,080	5,386	51,493	—	231,601
Special mention	—	—	—	—	—	904	—	904
Total	26,610	118,247	14,785	15,080	5,386	52,397	—	232,505
Construction
Pass	22,798	21,067	16,549	—	—	—	—	60,414
Total	22,798	21,067	16,549	—	—	—	—	60,414
Junior liens
Pass	5,359	5,234	1,232	296	1,773	8,560	—	22,454
Substandard	—	—	—	—	—	49	—	49
Total	5,359	5,234	1,232	296	1,773	8,609	—	22,503
Commercial and industrial
Pass	7,055	105	4,492	77	—	—	—	11,729
Substandard	—	—	39	—	—	—	—	39
Total	7,055	105	4,531	77	—	—	—	11,768
Consumer and other
Pass	25	—	—	—	—	—	22	47
Total	25	—	—	—	—	—	22	47
Total gross loans	$92,329	$524,566	$304,995	$65,175	$82,358	$491,285	$22	$1,560,730

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Past Due and Non-accrual Loans
The following table presents the recorded investment in past due and current loans by loan portfolio class as of March 31, 2024 and December 31, 2023:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans Receivable
	(In thousands)
March 31, 2024
Residential	$770	$969	$3,834	$5,573	$534,854	$540,427
Multifamily	—	—	—	—	671,011	671,011
Commercial real estate	—	—	—	—	244,207	244,207
Construction	—	—	—	—	63,052	63,052
Junior liens	—	—	48	48	22,004	22,052
Commercial and industrial	—	—	23	23	13,349	13,372
Consumer and other	—	—	—	—	56	56
Total	$770	$969	$3,905	$5,644	$1,548,533	$1,554,177

December 31, 2023
Residential	$887	$752	$3,926	$5,565	$545,364	$550,929
Multifamily	—	—	—	—	682,564	682,564
Commercial real estate	—	—	—	—	232,505	232,505
Construction	—	—	—	—	60,414	60,414
Junior liens	—	—	49	49	22,454	22,503
Commercial and industrial	—	—	39	39	11,729	11,768
Consumer and other	—	—	—	—	47	47
Total	$887	$752	$4,014	$5,653	$1,555,077	$1,560,730
The following tables presents information on non-accrual loans at March 31, 2024 and December 31, 2023:

March 31, 2024	Non-accrual	Interest Income Recognized on Non-accrual Loans	Amortized Cost Basis of Loans >= 90 Day Past Due and Still Accruing	Amortized Cost Basis of Non-accrual Loans Without Related Allowance
	(In thousands)
Residential	$5,725	$—	$—	$5,725
Multifamily	139	—	—	139
Junior liens	48	—	—	48
Commercial and industrial	779	—	—	779
Total	$6,691	$—	$—	$6,691

December 31, 2023
Residential	$5,884	$—	$—	$5,884
Multifamily	146	—	—	146
Junior liens	49	—	—	49
Commercial and industrial	39	—	—	39
Total	$6,118	$—	$—	$6,118

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company had no loans held-for-sale at March 31, 2024 and December 31, 2023. Gains and losses on sales of loans are specifically identified and accounted for in accordance with U.S. GAAP.
Modifications made to borrowers experiencing financial difficulty may include principal forgiveness, interest rate reductions, other than insignificant payment delays, terms extensions or a combination thereof intended to minimize economic loss and to avoid foreclosure or repossession of collateral. If the borrower has demonstrated performance under the previous terms and our underwriting process show the borrower has the capacity to continue to perform under the restructured terms, the loan will continue to accrue interest.
The following tables presents the amortized cost basis of loan modifications made to borrowers experiencing financial difficulty during the first quarter of 2024, by type of modification.

	Three Months Ended March 31, 2024
	Payment Delays	Term Extensions	Total Principal	% of Total Class of Loans
	(Dollars in thousands)
Residential	$—	$116	$116	0.02%
Commercial and industrial	737	—	737	5.51
Total	$737	$116	$853	0.05%

Types of Modifications
Residential	Term extensions of 3 to 12 months
Commercial and industrial	Deferral of three payments
There were no modifications during the first quarter of 2023.
The following table presents loan modifications made during first quarter of 2024 by payment status as of March 31, 2024:

	Three Months Ended March 31, 2024
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-Accrual	Total
	(In thousands)
Residential	$3	$—	$—	$—	$113	$116
Commercial and industrial	—	—	—	—	737	737
Total	$3	$—	$—	$—	$850	$853
The Company had $4.0 million in consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process at March 31, 2024 and December 31, 2023. At March 31, 2024 and December 31, 2023, the Company had one residential loan with a carrying value of $593 thousand in real estate owned.

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES
Allowance for Credit Losses - Loans
The allowance for credit losses on loans is summarized in the following table:

	For the Three Months Ended March 31,
	2024	2023
	(In thousands)
Balance at beginning of period	$14,154	$13,400
Impact of adopting ASU 2016-13 and ASU 2022-02	—	668
Charge-offs	(13)	(5)
Recoveries	4	1
Net charge-offs	(9)	(4)
(Recovery of) provision for credit loss on loans	(396)	89
Balance at end of period	$13,749	$14,153
The following tables present the activity in the Company’s allowance for credit losses by class of loans based on the analysis performed for the three months ended March 31, 2024 and 2023:

	Balance at December 31, 2023	Charge-offs	Recoveries	(Recovery of) Provision for Credit Loss - Loans	Balance at March 31, 2024
	(In thousands)
Residential	$1,968	$—	$—	$(49)	$1,919
Multifamily	7,046	—	—	(43)	7,003
Commercial real estate	3,748	—	—	(5)	3,743
Construction	1,222	—	—	(338)	884
Junior liens	$76	—	—	1	77
Commercial and industrial	94	—	—	29	123
Consumer and other	—	(13)	4	9	—
Total	$14,154	$(13)	$4	$(396)	$13,749
Consumer and other charge-offs relate to overdrafts in the three months ended March 31, 2024, which originated in the fourth quarter of 2023 or the first quarter of 2024, as it is our policy to charge these off within 60 days of occurrence.

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Balance at December 31, 2022	Impact of adopting ASU 2016-13	Charge-offs	Recoveries	(Recovery of) Provision for Loan Loss	Balance at March 31, 2023
	(In thousands)
Residential	$2,264	$(183)	$—	$—	$(25)	$2,056
Multifamily	5,491	2,057	—	—	(357)	7,191
Commercial real estate	3,357	146	—	—	67	3,570
Construction	1,697	(832)	—	—	325	1,190
Junior liens	451	(405)	—	—	—	46
Commercial and industrial	47	(23)	—	—	76	100
Consumer and other	—	1	(5)	1	3	—
Unallocated	93	(93)	—	—	—	—
Total	$13,400	$668	$(5)	$1	$89	$14,153
Consumer and other charge-offs relate to overdrafts in the three months ended March 31, 2023, which originated in the fourth quarter of 2022 or the first quarter of 2023, as it is our policy to charge these off within 60 days of occurrence.
The following table represents the allocation of allowance for loan losses and the related recorded investment, including deferred fees and costs, in loans by loan portfolio segment, disaggregated based on the impairment methodology at March 31, 2024 and December 31, 2023:

	Loans			Allowance for Credit Losses on Loans
March 31, 2024	Individually Evaluated	Collectively Evaluated	Total	Individually Evaluated	Collectively Evaluated	Total
	(In thousands)
Residential	$5,725	$534,702	$540,427	$—	$1,919	$1,919
Multifamily	139	670,872	671,011	—	7,003	7,003
Commercial real estate	—	244,207	244,207	—	3,743	3,743
Construction	—	63,052	63,052	—	884	884
Junior liens	48	22,004	22,052	—	77	77
Commercial and industrial (1)	—	13,372	13,372	—	123	123
Consumer and other	—	56	56	—	—	—
Total	$5,912	$1,548,265	$1,554,177	$—	$13,749	$13,749
(1) Includes PPP loans which carry the federal guarantee of the SBA and do not have an allowance for credit losses.

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Loans			Allowance for Credit Losses on Loans
December 31, 2023	Individually Evaluated	Collectively Evaluated	Total	Individually Evaluated	Collectively Evaluated	Total
	(In thousands)
Residential	$5,721	$545,208	$550,929	$—	$1,968	$1,968
Multifamily	146	682,418	682,564	—	7,046	7,046
Commercial real estate	—	232,505	232,505	—	3,748	3,748
Construction	—	60,414	60,414	—	1,222	1,222
Junior liens	49	22,454	22,503	—	76	76
Commercial and industrial (1)	—	11,768	11,768	—	94	94
Consumer and other	—	47	47	—	—	—
Unallocated	—	—	—	—	—	—
Total	$5,916	$1,554,814	$1,560,730	$—	$14,154	$14,154
(1) Includes PPP loans which carry the federal guarantee of the SBA and do not have an allowance for credit losses.
Allowance for Credit Losses - Securities
At March 31, 2024 and December 31, 2023, the balance of the allowance of credit losses on securities was $140 thousand and $158 thousand, respectively. The Company recorded a decrease in provision for credit losses on held-to-maturity securities of $18 thousand for the three months ended March 31, 2024, and a provision for credit losses on held-to-maturity securities of $17 thousand for the three months ended March 31, 2023. In addition, the Company recorded an allowance of credit losses on securities of $170 thousand upon adoption of ASU 2016-13 on January 1, 2023. Accrued interest receivable on securities is reported as a component of accrued interest receivable on the consolidated balance sheets and totaled $1.8 million and $1.5 million at March 31, 2024 and December 31, 2023, respectively. The Company made the election to exclude accrued interest receivable from the estimate of credit losses on securities.
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
At March 31, 2024 and December 31, 2023, the balance of the allowance for credit losses for off-balance-sheet exposures was $182 thousand and $303 thousand, respectively. The Company recorded a recovery of provision for credit loss on off-balance-sheet exposures of $121 thousand and $130 thousand for the three months ended March 31, 2024 and 2023, respectively. The Company also recorded a decrease in the allowance for credit losses for off-balance-sheet exposures of $811 thousand upon adoption of ASU 2016-13 on January 1, 2023.

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
The Company had the following related to operating leases:

	March 31, 2024	December 31, 2023
	(Dollars in thousands)
Right-of-use assets	$24,454	$25,172
Lease liabilities	26,081	26,777
Weighted average remaining lease term for operating leases	10.1 years	10.3 years
Weighted average discount rate used in the measurement of lease liabilities	2.41%	2.40%
The following table is a summary of the Company’s components of net lease cost for the three months ended March 31, 2024 and 2023. The variable lease cost primarily represents variable payments such as common area maintenance and utilities.

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Operating lease cost	$874	$840
Finance lease cost	—	4
Variable lease cost	67	57
Total lease cost included as a component of occupancy and equipment	$941	$901
The following table presents supplemental cash flow information related to operating leases:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$918	$819
Operating lease liabilities arising from obtaining right-of-use assets (non-cash):
Operating leases	$—	$1,107

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Future undiscounted lease payments for operating leases with initial terms of one year or more as of March 31, 2024 are as follows:

Through March 31,	(In thousands)
2024	$3,317
2025	3,017
2026	2,992
2027	2,888
2028	2,516
Thereafter	14,715
Total undiscounted lease payments	29,445
Less: imputed interest	3,364
Total	$26,081
NOTE 6 – DEPOSITS
Deposits at March 31, 2024 and December 31, 2023 are summarized as follows:

	March 31, 2024	December 31, 2023
	(In thousands)
Non-interest bearing deposits	$25,342	$27,739
NOW and demand accounts	373,172	361,139
Savings	250,298	259,402
Time deposits	642,372	596,624
Total	$1,291,184	$1,244,904
Money market accounts are included within the NOW and demand accounts and savings captions. Included in time deposits are brokered deposits totaling $125.0 million at March 31, 2024 and December 31, 2023.
Time deposits mature as follows for the years ending December 31:

(In thousands)
Remainder of 2024	$608,789
2025	25,577
2026	3,553
2027	2,031
2028	1,988
2029	434
$642,372

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
At March 31, 2024, the principal balance on the ESOP loan was $20.6 million. There were no contributions to the ESOP during the three months ended March 31, 2024, as loan payments are made annually during the fourth quarter of each year. ESOP shares are committed to be released from unallocated and compensation expense is recognized over the service period. At March 31, 2024 and December 31, 2023, there were 2,007,984 unallocated shares and 273,816 shares allocated to participants. The fair value of unallocated shares at March 31, 2024 and December 31, 2023 was $18.8 million and $19.4 million, respectively, computed using the closing trading price of the Company’s common stock on each date.
For the three months ended March 31, 2024 and March 31, 2023, ESOP compensation expense for the shares committed to be released from unallocated was $214 thousand and $262 thousand respectively. Shares committed to be released from unallocated total 22,818 for the three months ended March 31, 2024 and March 31, 2023.
Equity Incentive Plan
At the annual meeting held on August 25, 2022, shareholders of the Company approved the Blue Foundry Bancorp 2022 Equity Incentive Plan (“Equity Plan”) which provides for the granting of up to 3,993,150 shares (1,140,900 restricted stock awards and 2,852,250 stock options) of the Company’s common stock.
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
There were 48,133 stock options granted during the three months ended March 31, 2024. The fair value of stock options granted during the first quarter of 2024 were estimated utilizing the Black-Scholes option pricing model: an expected life of 6.50 years, risk-free rate of 3.94%, volatility of 32.26% and a dividend yield of 0.84%. There were no stock options granted during the three months ended March 31, 2023. Due to the limited historical information of the Company’s stock, management considered the weighted historical volatility of the Company and similar entities for an appropriate period in determining the volatility rate used in the estimation of fair value. The expected life of the stock option was estimated using the simplified method. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company recognizes compensation expense for the fair values of these awards, which have straight-line vesting, on a straight-line basis over the requisite service period of the awards. Upon exercise of vested options, management expects to draw on treasury stock as the source for shares.

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the share-based compensation expense for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Stock option expense	$379	$399
Restricted stock expense	402	277
Total share-based compensation expense	$781	$676
The following is a summary of the Company’s stock option activity and related information for the three months ended March 31, 2024:

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Outstanding - December 31, 2023	2,475,363	$4.12	$11.65	8.8
Granted	48,133	3.67	9.95	6.5
Forfeited	(103,713)	4.25	11.69	—
Outstanding - March 31, 2024	2,419,783	$4.11	$11.61	8.5
Exercisable - March 31, 2024	396,419
Expected future expense relating to the non-vested options outstanding as of March 31, 2024 is $7.5 million over a weighted average period of 5.0 years.
During the first quarter of 2024, the Company granted to directors and employees, under the 2022 Equity Incentive Plan, 184,625 restricted stock awards with a total grant-date fair value of $1.8 million. Of these grants, 2,900 vest one year from the date of grant, 19,255 and 162,470 vest in equal installments over five and six years, respectively, beginning one year from the date of grant. The Company also issued 193,070 performance-based restricted stock awards to its officers with a total grant date fair value of $1.8 million. Vesting of the performance-based restricted stock units will be based on achievement of certain levels of loan growth, deposit growth and net interest margin and will convert to a four-year time vest after the three-year measurement period ending December 31, 2026. At the end of the performance period, the number of actual shares to be awarded may vary between 0% and 100% of target amounts.
During the first quarter of 2024, 347,640 of performance-based restricted stock awards were forfeited when none of the performance target metrics were met.
The following is a summary of the status of the Company’s restricted shares as of March 31, 2024 and changes therein during the three months ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Outstanding - December 31, 2023	944,262	$11.88
Granted	377,695	9.51
Forfeited	(372,404)	11.99
Vested	(55,523)	12.00
Outstanding - March 31, 2024	894,030	$10.83
Expected future expense relating to the non-vested restricted shares outstanding as of March 31, 2024 is $9.1 million over a weighted average period of 5.2 years.

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
The Company had interest rate swaps with notional amounts totaling $254.0 million and $259.0 million at March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024 and December 31, 2023, they were designated as cash flow hedges of certain Federal Home Loan Bank (“FHLB”) advances and brokered deposits. They were determined to be highly effective during all periods presented. The Company expects the hedges to remain highly effective during the remaining terms of the swaps.
Summary information about the interest rate swaps designated as cash flow hedges as of period-end is as follows:

	March 31, 2024	December 31, 2023
	(Dollars in thousands)
Notional amounts	$254,000	$259,000
Weighted average pay rates	2.95%	2.91%
Weighted average receive rates	5.45%	5.49%
Weighted average maturity	3.0 years	3.2 years

Gross unrealized gain included in other assets	$10,620	$9,047
Gross unrealized loss included in other liabilities	224	1,465
Unrealized gains, net	$10,396	$7,582
At March 31, 2024, the Company held $10.8 million as cash collateral pledged from the counterparty for these interest-rate swaps and had no securities pledged to the counterparty. At December 31, 2023, the Company held $8.1 million as cash collateral pledged from the counterparty and had no securities pledged to the counterparty.
Interest income or expense recorded on these swap transactions is reported as a component of interest expense on FHLB advances or brokered deposits. Interest income during the three months ended March 31, 2024 and 2023 totaled $1.6 million and $1.0 million, respectively. At March 31, 2024, the Company expected $4.5 million of the unrealized gain to be reclassified as a reduction to interest expense during the remainder of 2024.
Cash Flow Hedge
The effect of cash flow hedge accounting on accumulated other comprehensive income for the three months ended March 31, 2024 and 2023 is as follows:

	Amount of Gain Recognized in OCI (Net of Tax) on Derivative (1)	Location of Gain (Loss) Reclassified from OCI into Income/(Expense)	Amount of Gain (Loss) Reclassified from OCI to Income/(Expense)
	(In thousands)
Three months ended March 31, 2024
Interest rate contracts	$2,813	Interest Expense	$1,649

Three months ended March 31, 2023
Interest rate contracts	$(2,444)	Interest Expense	$1,004
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
The following table presents the components of other comprehensive income both gross and net of tax, inclusive of a deferred tax valuation allowance, for the 2024 and 2023 periods:

	Three Months Ended March 31,
	2024			2023
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
	(In thousands)
Components of Other Comprehensive Income:
Unrealized (loss) gain on securities available-for-sale:
Unrealized (loss) gain arising during the period	$(1,109)	$—	$(1,109)	$4,039	$—	$4,039
Unrealized gain (loss) on cash flow hedge:
Unrealized gain (loss) arising during the period	1,164	—	1,164	(1,440)	—	(1,440)
Reclassification adjustment for loss (gain) included in net loss	1,649	—	1,649	(1,004)	—	(1,004)
Total gain (loss)	2,813	—	2,813	(2,444)	—	(2,444)
Post-Retirement plans:
Reclassification adjustment for amortization of:
Net actuarial loss (gain)	1	—	1	(2)	—	(2)
Total other comprehensive income	$1,705	$—	$1,705	$1,593	$—	$1,593
The following is a summary of the changes in accumulated other comprehensive income by component, net of tax, inclusive of a deferred tax valuation allowance, for the periods indicated:

	Unrealized Gains on Cash Flow Hedges	Unrealized Losses on Available-for-Sale Securities	Post-Retirement Plans	Total
	(In thousands)
Balance at December 31, 2023	$7,582	$(30,699)	$237	$(22,880)
Other comprehensive income (loss) before reclassification	1,164	(1,109)	—	55
Amounts reclassified from accumulated other comprehensive income	1,649	—	1	1,650
Net current period other comprehensive income (loss)	2,813	(1,109)	1	1,705
Balance at March 31, 2024	$10,395	$(31,808)	$238	$(21,175)

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Unrealized Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Post-Retirement Plans	Total
	(In thousands)
Balance at December 31, 2022	$11,091	$(36,183)	$373	$(24,719)
Other comprehensive (loss) income before reclassification	(1,440)	4,039	—	2,599
Amounts reclassified from accumulated other comprehensive (loss) income	(1,004)	—	(2)	(1,006)
Net current period other comprehensive (loss) income	(2,444)	4,039	(2)	1,593
Balance at March 31, 2023	$8,647	$(32,144)	$371	$(23,126)
The following table presents information about amounts reclassified from accumulated other comprehensive income (loss) to the consolidated statements of income for the periods indicated:

Details about Accumulated Other Comprehensive Income Components	Three Months Ended March 31,		Affected Line Item in the Statement Where Net Income is Presented
	2024	2023
	(In thousands)
(Gains) losses on cash flow hedges:
Interest rate contracts	(1,649)	1,004	Interest expense
Amortization of post-retirement plan items:
Net actuarial (gains) loss	(1)	2	Compensation and employee benefits
Total tax effect	—	—	Income tax expense
Total reclassification for the period, net of tax	$(1,650)	$1,006
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
The following table summarizes the fair value of assets and liabilities as of March 31, 2024:

		Fair Value Measurements at March 31, 2024, Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Measured on a recurring basis:
Financial assets
Securities available-for-sale:
U.S. Treasury note	$25,169	$25,169	$—	$—
Corporate bonds	74,621	—	74,621	—
U.S. Government agency obligations	11,169	11,169	—	—
Obligations issued by U.S. states and their political subdivisions	6,106	—	6,106	—
Mortgage-backed securities:
Residential	123,389	—	123,389	—
Multifamily	10,167	—	10,167	—
Asset-backed securities	14,570	—	14,570	—
Total securities available-for-sale	265,191	36,338	228,853	—
Derivatives	10,620	—	10,620	—
Total financial assets measured on a recurring basis	$275,811	$36,338	$239,473	$—
Financial liabilities
Derivatives	$224	$—	$224	$—
Measured on a nonrecurring basis:
Nonfinancial assets
Real estate owned	$593	$—	$—	$593

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the fair value of assets and liabilities as of December 31, 2023:

		Fair Value Measurements at December 31, 2023, Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Measured on a recurring basis:
Financial assets
Securities available-for-sale:
U.S. Treasury note	$35,060	$35,060	$—	$—
Corporate bonds	76,623	—	76,623	—
U.S. Government agency obligations	11,140	11,140	—	—
Obligations issued by U.S. states and their political subdivisions	6,195	—	6,195	—
Mortgage-backed securities:
Residential	128,542	—	128,542	—
Multifamily	11,523	—	11,523	—
Asset-backed securities	14,683	—	14,683	—
Total securities available-for-sale	283,766	46,200	237,566	—
Derivatives	9,047	—	9,047	—
Total financial assets measured on a recurring basis	$292,813	$46,200	$246,613	$—
Financial liabilities
Derivatives	$1,465	$—	$1,465	$—
Measured on a nonrecurring basis:
Nonfinancial assets
Real estate owned	593	—	—	593
Other Fair Value Disclosures
Fair value estimates, methods and assumptions for the Company’s financial instruments that are not recorded at fair value on a recurring or non-recurring basis are set forth below.
Securities held-to-maturity: The Company’s securities held-to-maturity portfolio is carried at amortized cost less allowance for credit losses. The fair values of debt securities held-to-maturity are provided by a third-party pricing service. The pricing service may use quoted market prices of comparable instruments or a variety of other forms of analysis, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, benchmark yields, credit spreads, default rates, prepayment speeds and non-binding broker quotes.
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
The following tables present the book value, fair value, and placement in the fair value hierarchy of financial instruments not recorded at fair values in their entirety on a recurring basis on the Company’s consolidated balance sheets at March 31, 2024 and December 31, 2023. The fair value measurements presented are consistent with Topic 820, Fair Value Measurement, in which fair value represents exit price.
These tables exclude financial instruments for which the carrying amount approximates fair value. Financial instruments for which the carrying amount approximates fair value include cash and cash equivalents, other investments, non-maturity deposits, overnight borrowings and accrued interest, which are excluded from the table below.
The carrying amounts and fair value of financial instruments not carried at fair value, at March 31, 2024 and December 31, 2023, are as follows:

		Fair Value Measurements at March 31, 2024, Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Book Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Financial assets
Securities held-to-maturity:
Corporate bonds	18,600	—	15,317	—
Asset-backed securities	14,757	—	13,306	—
Securities held-to-maturity	$33,357	$—	$28,623	$—
Loans, net	1,540,428	—	—	1,410,308
Financial liabilities
Time deposits	642,372	—	638,932	—
FHLB advances	342,500	—	349,484	—
		Fair Value Measurements at December 31, 2023, Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Book Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Measured on a recurring basis:
Financial assets
Securities held-to-maturity:
Corporate bonds	18,600	—	15,007	—
Asset-backed securities	14,812	—	13,316	—
Securities held-to-maturity	$33,412	$—	$28,323	$—
Loans, net	1,546,576	—	—	1,332,138
Financial liabilities
Time deposits	596,624	—	592,676	—
FHLB advances	397,500	—	405,015	—

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – REVENUE FROM CONTRACTS WITH CUSTOMERS AND OTHER INCOME
All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income in the statements of income.
The following table presents the Company’s sources of revenue from contracts with customers for the three months ended March 31, 2024 and 2023, respectively:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Service charges on deposits	$202	$205
Interchange income	14	12
Total revenue from contracts with customers	$216	$217
Service Charges on Deposit Accounts: The Company earns fees from its deposit customers for transaction-based, account maintenance. Transaction based fees, which include services such as ATM use fees, stop payment charges, statement rendering and wire transfer fees, are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer’s request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation.
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

	Three Months Ended March 31,
	2024	2023
	(Income in thousands)
Net loss applicable to common shares	$(2,839)	$(1,209)
Shares
Average number of common shares outstanding	24,091,835	27,461,815
Less: Average unallocated ESOP shares	1,996,575	2,087,720
Average number of common shares outstanding used to calculate basic earnings per common share	22,095,260	25,374,095
Common stock equivalents	—	—
Average number of common shares outstanding used to calculate diluted earnings per common share	22,095,260	25,374,095
Loss per common share
Basic	$(0.13)	$(0.05)
Diluted	$(0.13)	$(0.05)
Excluded from the earnings per share calculation are anti-dilutive equity awards for the three months ended March 31, 2024, totaling 1,417,627. For the three months ended March 31, 2023, anti-dilutive equity awards totaling 909,804 were excluded from the earnings per share calculation. Due to the Company’s net loss for the three months ended March 31, 2024 and 2023, the assumed vesting of outstanding restricted stock units had an antidilutive effect on diluted earnings per share.
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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section is intended to assist in the understanding of the financial performance of the Company and its subsidiary through a discussion of our financial condition as of March 31, 2024, and our results of operations for the three month periods ended March 31, 2024 and 2023. This section should be read in conjunction with the unaudited interim condensed consolidated financial statements and notes thereto of the Company appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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

Comparison of Operating Results for the Three Months Ended March 31, 2024 and 2023
General. The Company recorded a net loss of $2.8 million for the three months ended March 31, 2024, compared to a net loss of $1.2 million for the three months ended March 31, 2023.
Interest Income. Interest income increased $2.0 million, or 10.7%, to $20.8 million for the three months ended March 31, 2024 from $18.8 million for the three months ended March 31, 2023, driven by increases in rates earned on most categories of interest-earning assets and an increase in the average balances of cash and cash equivalents and loans of $5.0 million and $2.4 million, respectively. The yield on average interest-earning assets increased 43 basis points to 4.25% for the three months ended March 31, 2024 from 3.82% for the three months ended March 31, 2023.
Interest Expense. Interest expense was $11.4 million for the three months ended March 31, 2024 compared to $6.9 million for the three months ended March 31, 2023, an increase of $4.5 million driven by increases in rates paid on interest-bearing liabilities and an increase in the average balance of FHLB advances. Average balances of FHLB advances and time deposits increased $14.4 million and $203.0 million, respectively, while the average balances of interest-bearing core deposits decreased $189.2 million when compared to the first quarter of 2023. The cost of average interest-bearing liabilities increased 109 basis points to 2.86% for the three months ended March 31, 2024 from 1.77% for the three months ended March 31, 2023.
Net Interest Income. For the three months ended March 31, 2024 and 2023, net interest income was $9.4 million and $11.9 million, respectively. Net interest spread decreased 66 basis points to 1.39% and net interest margin decreased 50 basis points to 1.92%.
Provision for Credit Losses. The Company recorded a $535 thousand release of provision for credit losses for the three months ended March 31, 2024, compared to a $23 thousand release of provision for credit losses for the same period of 2023. For March 31, 2024, the release of provision on loans of $396 thousand and the release of provision on commitments and letters of credit of $121 thousand driven by forecasted improvements to economic drivers used to model credit losses, coupled with a decline in portfolio balances and unused lines. In addition, the release of provision included a $18 thousand release on securities. As of March 31, 2024, the Allowance for Credit Losses (“ACL”) on loans as a percentage of total loans was 0.88%.
Non-interest Income. Non-interest income decreased $33 thousand, or 6.8%, to $451 thousand for the first quarter of 2024 from $484 thousand for the first quarter of 2023. The decrease in non-interest income from the prior year period was primarily related to a decline in the gain on sale of loans partially offset by an increase in loan fees.
Non-interest Expense. Non-interest expense decreased $415 thousand to $13.2 million for the first quarter of 2024 when compared to the same period in 2023. This decrease was primarily driven by decreases of $298 thousand in compensation and benefits expenses, $250 thousand decrease in professional fees and $214 thousand in data processing expense, partially offset by an increase of $210 thousand in occupancy and equipment expense.
Income Tax Expense. The Company’s current tax position reflects the previously established full valuation allowance on its deferred tax assets. At March 31, 2024, the valuation allowance on deferred tax assets was $23.5 million. The Company did not record a tax benefit for the loss incurred during the current or previous year quarter due to the full valuation allowance required on its deferred tax assets.

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

	Three Months Ended March 31,
	2024			2023
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
Assets:
Loans (1)	$1,555,534	$17,192	4.45%	$1,553,118	$15,569	4.07%
Mortgage-backed securities	160,349	876	2.20%	179,604	982	2.22%
Other investment securities	183,717	1,652	3.62%	199,069	1,512	3.08%
FHLB stock	20,123	492	9.83%	20,141	308	6.20%
Cash and cash equivalents	51,561	630	4.92%	46,530	461	4.02%
Total interest-earning assets	1,971,284	20,842	4.25%	1,998,462	18,832	3.82%
Non-interest earning assets	59,357			55,942
Total assets	$2,030,641			$2,054,404
Liabilities and shareholders' equity:
NOW, savings, and money market deposits	$616,169	$1,937	1.26%	$805,392	$2,010	1.01%
Time deposits	619,220	6,476	4.21%	416,238	2,144	2.09%
Interest-bearing deposits	1,235,389	8,413	2.74%	1,221,630	4,154	1.38%
FHLB advances	373,874	3,012	3.24%	359,511	2,737	3.09%
Total interest-bearing liabilities	1,609,263	11,425	2.86%	1,581,141	6,891	1.77%
Non-interest bearing deposits	26,491			34,879
Non-interest bearing other	41,569			44,850
Total liabilities	1,677,323			1,660,870
Total shareholders' equity	353,318			393,534
Total liabilities and shareholders' equity	$2,030,641			$2,054,404
Net interest income		$9,417			$11,941
Net interest rate spread (2)			1.39%			2.05%
Net interest margin (3)			1.92%			2.42%
(1) Average loan balances are net of deferred loan fees and costs, premiums and discounts and include non-accrual loans.
(2) Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(3) Net interest margin represents net interest income divided by average interest-earning assets.

Comparison of Financial Condition at March 31, 2024 and December 31, 2023
Total Assets. Total assets decreased $17.2 million, or 0.8%, to $2.03 billion at March 31, 2024 from $2.04 billion at December 31, 2023.
Cash and cash equivalents. Cash and cash equivalents increased $7.7 million, or 17%, to $53.8 million at March 31, 2024 from $46.0 million at December 31, 2023.
Securities available-for-sale. Securities available-for-sale decreased $18.6 million, or 6.6%, to $265.2 million at March 31, 2024 from $283.8 million at December 31, 2023, due to amortization, maturities and principal paydowns. In addition, the unrealized loss on available-for-sale securities increased by $1.1 million.
Securities held-to-maturity. Held-to-maturity securities totaled $33.2 million and $33.3 million at March 31, 2024 and December 31, 2023, respectively.
FHLB stock and other investments. Other investments decreased $2.4 million to $17.9 million at March 31, 2024 due to a decrease in the Federal Home Loan Bank stock held by the Company.
Gross Loans. Gross loans held for investment decreased $6.6 million to $1.55 billion at March 31, 2024, from $1.56 billion at December 31, 2023. Multifamily loans and residential loans decreased $11.6 million and $10.5 million, respectively, while commercial real estate loans increased $11.7 million and construction loans increased $2.6 million. Year-to-date 2024 loan fundings totaled $20.6 million, including originations of $13.7 million in commercial real estate loans and $3.8 million in commercial and industrial loans.
The following table presents loans at March 31, 2024 and December 31, 2023 allocated by loan category:

	March 31, 2024	December 31, 2022
	(In thousands)
Residential	$540,427	$550,929
Multifamily	671,011	682,564
Commercial real estate	244,207	232,505
Construction	63,052	60,414
Junior liens	22,052	22,503
Commercial and industrial	13,372	11,768
Consumer and other	56	47
Total loans	1,554,177	1,560,730
Less: Allowance for credit losses	13,749	14,154
Loans receivable, net	$1,540,428	$1,546,576
The table below presents the balance of non-performing loans on the dates indicated:

	March 31, 2024	December 31, 2023
	(In thousands)
Residential	$5,725	$5,884
Multifamily	139	146
Junior liens	48	49
Commercial and industrial	779	39
Total non-performing loans	6,691	6,118
Other real estate owned	593	593
Total non-performing assets	$7,284	$6,711

Total Deposits. Total deposits were $1.29 billion at March 31, 2024, an increase of $46.3 million, or 3.7%, from December 31, 2023. Time deposits increased $45.7 million, or 7.7%, to $642.4 million at March 31, 2024 from $596.6 million at December 31, 2023. Checking and savings accounts increased $532 thousand, or 0.1%, to $648.8 million at March 31, 2024 from $648.3 million at December 31, 2023. Uninsured and uncollateralized deposits to third party customers were $133.4 million, or 10% of total deposits, at the end of the quarter.
The following table presents the totals of deposit accounts by account type, at the dates shown below:

	March 31, 2024	December 31, 2023
	(In thousands)
Non-interest bearing deposits	$25,342	$27,739
NOW and demand accounts (1)	373,172	361,139
Savings (1)	250,298	259,402
Core deposits	648,812	648,280
Time deposits	642,372	596,624
Total deposits	$1,291,184	$1,244,904
(1) Money market accounts are included within the NOW and demand accounts and Savings captions.
Borrowings. The Company had $342.5 million of borrowings at March 31, 2024, a decrease of $55.0 million, or 13.8% from $397.5 million at December 31, 2023. Borrowings consist solely of Federal Home Loan Bank of New York advances.
Total Shareholders’ Equity. Total shareholders’ equity decreased by $5.5 million, or 1.5%, to $350.2 million at March 31, 2024 compared to $355.6 million at December 31, 2023. The decrease was primarily driven by the repurchase of treasury shares. The Company repurchased approximately 556,353 shares at a weighted average cost of $9.49 per share.
Off-Balance Sheet. To help manage our interest rate position, the Company had $254.0 million in interest rate hedges at March 31, 2024, with a weighted average duration of 3.0 years and a weighted average rate of 2.50%. This represents a decrease of $5.0 million from December 31, 2023, when we had $259.0 million in interest rate hedges with a weighted average duration of 3.2 years and a weighted average rate of 2.58%. See Note 8, Derivatives and Hedging Activities, of Notes to Consolidated Financial Statements in “Item 1- Financial Statements.”
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
The Company has entered into derivative financial instruments to reduce risk associated with interest rate volatility by matching asset maturities and liability maturities. These derivatives had an aggregate notional amount of $254.0 million as of March 31, 2024.
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
The following table sets forth, at March 31, 2024, the calculation of the estimated changes to the Bank’s net interest income, at the Bank level, that would result from the specified immediate changes in the United States Treasury yield curve. For purposes of this table, 100 basis points equals 1%.

	Net Interest Income
Change in Interest Rates (basis points)	Amount	Change	Percent
	(Dollars in thousands)
+200	$41,775	$(1,523)	(3.5)%
+100	42,529	(769)	(1.8)
0	43,298	—	—
-100	45,665	2,367	5.5
-200	47,743	4,445	10.3
The following table sets forth, at March 31, 2024, the calculation of the estimated changes in our net portfolio value, at the Bank level, that would result from the specified immediate changes in the United States Treasury yield curve. For purposes of this table, 100 basis points equals 1%.

	EVE			NPV as a Percent of Portfolio Value of Assets
Change in Interest Rates (basis points)	Estimated EVE	Estimated Increase (Decrease)
		Amount	Percent	NPV Ratio	Change
	(Dollars in thousands)
+200	$86,379	$(81,021)	(48.4)%	4.3%	(4.0)
+100	126,650	(40,750)	(24.3)	6.3	(2.0)
0	167,400	—	—	8.3	—
-100	208,705	41,305	24.7	10.3	2.0
-200	249,172	81,772	48.9	12.3	4.0
The tables above indicates that at March 31, 2024, in the event of an instantaneous 100 basis point increase in interest rates, we would experience a 24% decrease in EVE. In the event of an instantaneous 100 basis point decrease in interest rates, we would experience a 25% increase in EVE.

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
Liquidity and Capital Resources
Liquidity is the ability to meet current and future financial obligations of a short-term and long-term nature. Our primary sources of funds consist of deposit inflows, principal and interest payments on loans and securities, maturity of securities, borrowings from the Federal Home Loan Bank of New York and, to a lesser extent, proceeds from the sale of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, calls of investment securities and borrowed funds and prepayments on loans are greatly influenced by general interest rates, economic conditions and competition.
Management regularly adjusts our investments in liquid assets based upon an assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of our interest-rate risk and investment policies.
At March 31, 2024, we had $7.6 million in commitments to originate loans and unused lines of credit totaled $84.1 million. We anticipate that we will have sufficient funds available to meet our current loan origination and lines of credit commitments. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2024 totaled $622.4 million. Management expects, based on historical experience, that a deposit relationship will be retained with a substantial portion of certificate holders. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank of New York advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense. Available borrowing capacity at March 31, 2024 was $379.7 million with Federal Home Loan Bank of New York, a $30.0 million line of credit with a correspondent bank and a $3.2 million line of credit with the Federal Reserve Bank of New York. Total available borrowing capacity is 3.1 times total uninsured and uncollateralized deposits to third-party customers. The estimated fair market value of unencumbered securities totaled $280.6 million or 95.5% of the portfolio at March 31, 2024.
We are a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to originate loans, unused lines of credit and standby letters of credit, which involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. Our exposure to credit loss is represented by the contractual amount of the instruments. We use the same credit policies in making commitments that we do for on-balance sheet instruments. Management believes that our current sources of liquidity are more than sufficient to fulfill our obligations as of March 31, 2024 pursuant to off-balance-sheet arrangements and contractual obligations.

The Bank is subject to various regulatory capital requirements administered by the New Jersey Department of Banking and Insurance (“NJDOBI”) and the Federal Deposit Insurance Corporation (“FDIC”). At March 31, 2024, the Bank exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines.

	Actual		Minimum Capital Adequacy		For Classification With Capital Buffer		For Classification as Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2024
Common equity tier 1	$294,355	20.12%	$65,830	4.50%	$102,402	7.00%	$95,087	6.50%
Tier 1 capital	294,355	20.12%	87,773	6.00%	124,345	8.50%	117,030	8.00%
Total capital	308,426	21.08%	117,030	8.00%	153,602	10.50%	146,288	10.00%
Tier 1 (leverage) capital	294,355	14.46%	81,425	4.00%	N/A	N/A	101,782	5.00%
December 31, 2023
Common equity tier 1	$296,238	20.13%	$66,219	4.50%	$103,008	7.00%	$95,650	6.50%
Tier 1 capital	296,238	20.13%	88,292	6.00%	125,081	8.50%	117,723	8.00%
Total capital	310,853	21.12%	117,723	8.00%	154,512	10.50%	147,154	10.00%
Tier 1 (leverage) capital	296,238	14.31%	82,798	4.00%	N/A	N/A	103,497	5.00%
ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1.A. RISK FACTORS
There have been no material changes in risk factors from those identified in the Annual Report on Form 10-K or Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES. USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
The following table reports information regarding repurchases of our common stock during the quarter ended March 31, 2024, and the stock repurchase plans approved by our board of directors.

Period	Total Number of Shares Purchased (1)	Average Price paid Per Share	As part of Publicly Announced Plans or Programs	Yet to be Purchased Under the Plans or Programs (2)
January	225,600	$9.96	225,600	213,447
February	186,111	9.26	186,111	1,230,881
March (1)	144,642	9.07	120,341	1,110,540
Total	556,353	$9.49	532,052
(1)    24,301 shares were withheld to cover income taxes related to restricted stock vesting under our 2022 Equity Incentive Plan (“2022 Plan”). Shares withheld to pay income taxes are repurchased pursuant to the terms of the 2022 Plan and not under our share repurchase program.
(2)    On February 21, 2024, the Company adopted its fourth repurchase program to repurchase up to 1,203,545 shares, or 5%, of its outstanding common stock. The fourth repurchase program has no expiration date.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
During the first quarter of 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

ITEM 6. EXHIBITS
The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1	Amended and Restated Certificate of Incorporation of Blue Foundry Bancorp (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-40619))
3.2	Bylaws of Blue Foundry Bancorp (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-254079))
4	Form of Common Stock Certificate of Blue Foundry Bancorp (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-254079))
21	Subsidiaries of Blue Foundry Bancorp
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from the Company’s Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE FOUNDRY BANCORP

Dated:	May 14, 2024	By:	/s/ James D. Nesci
James D. Nesci
Chief Executive Officer
(Principal Executive Officer)

Dated:	May 14, 2024	By:	/s/ Kelly Pecoraro
Kelly Pecoraro
Chief Financial Officer
(Principal Financial Officer)