Form 10-Q
period 2024-06-30
Blue Foundry Bancorp
filed 2024-08-09
CIK 1846017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

As of August 6, 2024 there were 28,522,500 shares issued and 23,213,599 shares outstanding of the Registrant’s Common Stock, par value $0.01 per share.

BLUE FOUNDRY BANCORP
FORM 10-Q

Part I Financial Information
ITEM 1. FINANCIAL STATEMENTS
BLUE FOUNDRY BANCORP
Consolidated Balance Sheets

	June 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
	(In thousands)
ASSETS
Cash and cash equivalents	$60,262	$46,025
Securities available-for-sale, at fair value	297,790	283,766
Securities held-to-maturity, net (fair value of $28,348 at June 30, 2024 and $28,323 at December 31, 2023, and allowance for credit losses of $133 at June 30, 2024 and $158 at December 31, 2023)	33,169	33,254
FHLB stock and other investments	17,942	20,346
Loans receivable, net of allowance for credit losses of $13,027 at June 30, 2024 and $14,154 at December 31, 2023	1,534,357	1,546,576
Real estate owned, net	—	593
Interest and dividends receivable	7,882	7,595
Premises and equipment, net	30,858	32,475
Right-of-use assets	24,596	25,172
Bank owned life insurance	22,274	22,034
Other assets	16,322	27,127
Total assets	$2,045,452	$2,044,963
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	$1,311,156	$1,244,904
Advances from the Federal Home Loan Bank	342,500	397,500
Advances by borrowers for taxes and insurance	9,875	8,929
Lease liabilities	26,243	26,777
Other liabilities	10,081	11,213
Total liabilities	1,699,855	1,689,323
Shareholders’ equity
Preferred stock, $0.01 par value, 10,000,000 authorized: none issued	—	—
Common stock $0.01 par value; 70,000,000 shares authorized; 28,522,500 shares issued at June 30, 2024 and December 31, 2023; 23,505,357 and 24,509,950 shares outstanding at June 30, 2024 and December 31, 2023, respectively	285	285
Additional paid-in capital	275,890	273,991
Retained earnings	159,157	164,340
Treasury stock, at cost: 5,017,143 and 4,012,550 shares at June 30, 2024 and December 31, 2023, respectively	(49,229)	(40,016)
Unallocated common shares held by Employee Stock Ownership Plan	(19,623)	(20,080)
Accumulated other comprehensive loss	(20,883)	(22,880)
Total shareholders’ equity	345,597	355,640
Total liabilities and shareholders’ equity	$2,045,452	$2,044,963
See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Interest and dividend income:
Loans	$17,570	$16,481	$34,762	$32,050
Taxable investment income	3,686	3,172	7,300	6,324
Non-taxable investment income	36	112	72	223
Total interest income	21,292	19,765	42,134	38,597
Interest expense:
Deposits	9,132	5,173	17,545	9,327
Borrowed funds	2,587	3,686	5,599	6,423
Total interest expense	11,719	8,859	23,144	15,750
Net interest income	9,573	10,906	18,990	22,847
(Release of) provision for credit losses	(762)	143	(1,297)	120
Net interest income after (release of) provision for credit losses	10,335	10,763	20,287	22,727
Non-interest income:
Fees and service charges	296	280	625	542
Gain on sale of loans	—	24	36	159
Other income	240	76	326	163
Total non-interest income	536	380	987	864
Non-interest expense:
Compensation and benefits	7,635	7,065	15,184	14,912
Occupancy and equipment	2,262	2,124	4,454	4,106
Data processing	1,335	1,535	2,722	3,136
Advertising	52	77	124	149
Professional services	623	764	1,353	1,744
Federal deposit insurance premiums	194	231	393	336
Other expense	1,114	1,172	2,227	2,242
Total non-interest expenses	13,215	12,968	26,457	26,625
Loss before income tax expense	(2,344)	(1,825)	(5,183)	(3,034)
Income tax expense	—	—	—	—
Net loss	$(2,344)	$(1,825)	$(5,183)	$(3,034)
Basic loss per share	$(0.11)	$(0.08)	$(0.24)	$(0.13)
Diluted loss per share	$(0.11)	$(0.08)	$(0.24)	$(0.13)
Weighted average shares outstanding - basic	21,735,002	24,249,714	21,914,811	24,131,017
Weighted average shares outstanding - diluted (1)	21,735,002	24,249,714	21,914,811	24,131,017
(1) The assumed vesting of outstanding restricted stock units had an antidilutive effect on diluted earnings per share due to the Company’s net loss for the 2024 and 2023 periods.

See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP
Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Net loss	$(2,344)	$(1,825)	$(5,183)	$(3,034)
Other comprehensive income (loss), net of tax (1):
Unrealized gain (loss) on securities available-for-sale:
Unrealized gain (loss) arising during the period	361	(3,800)	(748)	239
	361	(3,800)	(748)	239
Unrealized gain (loss) on cash flow hedge:
Unrealized gain arising during the period	(1,685)	5,149	(521)	3,709
Reclassification adjustment for loss (gain) included in net loss	1,613	(1,346)	3,262	(2,350)
	(72)	3,803	2,741	1,359
Post-retirement plans:
Reclassification adjustment for amortization of:
Net actuarial gain (loss)	3	(2)	4	(4)
	3	(2)	4	(4)
Total other comprehensive income, net of tax (1)	292	1	1,997	1,594
Comprehensive loss	$(2,052)	$(1,824)	$(3,186)	$(1,440)
(1) Reflects deferred tax valuation allowance.

See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP
Consolidated Statements of Changes in Shareholders’ Equity
Three Months Ended June 30, 2023 and 2024
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Unallocated Common Stock Held by ESOP	Total Shareholders’ Equity
	Shares	Par Value
	(In thousands, except share data)
Balance at March 31, 2023	27,385,482	$285	$271,507	$170,528	$(12,737)	$(23,126)	$(20,764)	$385,693
Net income	—	—	—	(1,825)	—	—	—	(1,825)
Other comprehensive loss	—	—	—	—	—	1	—	1
Purchase of Treasury stock	(1,892,060)	—	—	—	(18,323)	—	—	(18,323)
Compensation cost for stock options and restricted stock	—	—	768	—	—	—	—	768
ESOP shares committed to be released (22,818 shares)	—	—	(8)	—	—	—	228	220
Balance at June 30, 2023	25,493,422	$285	$272,267	$168,703	$(31,060)	$(23,125)	$(20,536)	$366,534

Balance at March 31, 2024	23,958,888	285	$274,327	$161,501	$(44,930)	$(21,175)	$(19,852)	$350,156
Net loss	—	—	—	(2,344)	—	—	—	(2,344)
Other comprehensive loss	—	—	—	—	—	292	—	292
Purchase of Treasury stock	(386,352)	—	—	—	(3,460)	—	—	(3,460)
Treasury stock allocated to restricted stock plan, net of forfeitures	(67,179)	—	833	—	(839)	—	—	(6)
Compensation cost for stock options and restricted stock	—	—	756	—	—	—	—	756
ESOP shares committed to be released (22,818 shares)	—	—	(26)	—	—	—	229	203
Balance at June 30, 2024	23,505,357	$285	$275,890	$159,157	$(49,229)	$(20,883)	$(19,623)	$345,597

See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP
Consolidated Statements of Changes in Shareholders’ Equity
Six Months Ended June 30, 2023 and 2024
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Unallocated Common Stock Held by ESOP	Total Shareholders’ Equity
	Shares	Par Value
	(In thousands, except share data)
Balance at December 31, 2022	27,523,219	$285	$279,454	$171,763	$(12,072)	$(24,719)	$(20,993)	$393,718
Cumulative effect of adopting ASU No. 2016-13	—	—	—	(18)	—	—	—	(18)
Cumulative effect of adopting ASU No. 2022-02	—	—	—	(8)	—	—	—	(8)
Net loss	—	—	—	(3,034)	—	—	—	(3,034)
Other comprehensive income	—	—	—	—	—	1,594	—	1,594
Purchase of Treasury stock	(2,762,577)	—	—	—	(27,645)	—	—	(27,645)
Treasury stock allocated to restricted stock plan	732,780	—	(8,657)	—	8,657	—	—	—
Compensation cost for stock options and restricted stock	—	—	1,444	—	—	—	—	1,444
ESOP shares committed to be released (45,636 shares)	—	—	26	—	—	—	457	483
Balance at June 30, 2023	25,493,422	$285	$272,267	$168,703	$(31,060)	$(23,125)	$(20,536)	$366,534

Balance at December 31, 2023	24,509,950	$285	$273,991	$164,340	$(40,016)	$(22,880)	$(20,080)	$355,640
Net loss	—	—	—	(5,183)	—	—	—	(5,183)
Other comprehensive income	—	—	—	—	—	1,997	—	1,997
Purchase of Treasury stock	(942,705)	—	—	—	(8,792)	—	—	(8,792)
Treasury stock allocated to restricted stock plan, net of forfeitures	(61,888)	—	402	—	(421)	—	—	(19)
Compensation cost for stock options and restricted stock	—	—	1,537	—		—	—	1,537
ESOP shares committed to be released (45,636 shares)	—	—	(40)	—	—	—	457	417
Balance at June 30, 2024	23,505,357	$285	$275,890	$159,157	$(49,229)	$(20,883)	$(19,623)	$345,597

See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2024	2023
	(In thousands)
Cash flows from operating activities
Net loss	$(5,183)	$(3,034)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of premises and equipment	1,570	1,354
Amortization (accretion) of:
Right-of-use asset	1,438	1,400
Deferred loan fees, costs, and discounts, net	(14)	(312)
Premiums and discounts on securities	326	484
(Release of) provision for credit losses	(1,297)	120
Proceeds from sales of loans held for sale	486	2,346
Gains on sale of loans, net	(36)	(159)
Origination of loans held for sale	(450)	(4,684)
Loss on disposal of premises and equipment	—	13
Gain on sale of real estate owned	(123)	—
Increase in bank owned life insurance cash surrender value	(240)	(226)
ESOP and stock-based compensation expense	1,954	1,927
Increase in interest and dividends receivable	(287)	(392)
Decrease in other assets	12,020	186
Decrease (increase) in other liabilities	502	(3,430)
Change in lease liability	(1,396)	(1,282)
Net cash provided by (used in) operating activities	9,270	(5,689)
Cash flows from investing activities
Net change in loans receivable	13,335	(29,519)
Purchases of residential mortgage loans	—	(6,804)
Proceeds from sale of real estate owned	716	—
Purchases of securities available-for-sale	(44,303)	—
Principal payments and maturities on securities available-for-sale	29,315	13,169
Purchase of Federal Home Loan Bank stock	(19,805)	(42,035)
Redemption of Federal Home Loan Bank stock	22,343	37,620
Proceeds from bank owned life insurance	—	582
Proceeds from disposal of fixed assets	—	16
Purchases of premises and equipment	47	(3,077)
Net cash provided by (used in) investing activities	1,648	(30,048)
Cash flows from financing activities
Net increase (decrease) in deposits	66,252	(21,601)
Proceeds from advances from Federal Home Loan Bank	558,000	1,497,000
Repayments of advances from Federal Home Loan Bank	(613,000)	(1,408,000)
Net increase in advances by borrowers for taxes and insurance	946	560
Purchase of treasury stock	(8,879)	(27,645)
Net cash provided by financing activities	3,319	40,314
Net increase in cash and cash equivalents	14,237	4,577
Cash and cash equivalents at beginning of period	46,025	41,182
Cash and cash equivalents at end of period	$60,262	$45,759

See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2024	2023
	(In thousands)
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$23,512	$15,302
Taxes	21	13
Supplemental noncash disclosures
Lease liabilities arising from obtaining right-of-use assets	862	2,088

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
Basis of Financial Statement Presentation: The consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles. Certain information and note disclosures usually included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for the preparation of the Quarterly Reports on Form 10-Q and with Regulation S-X. The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the consolidated balance sheets and the consolidated statements of income for the periods presented. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheets and revenues and expenses for the period. Actual results could differ from those estimates. Some items in the prior year financial statements may be reclassified to conform to the current presentation. The results of operations and other data presented for the three and six months ended June 30, 2024 are not necessarily indicative of the results of operations that may be expected for subsequent periods or the full year results. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed on March 27, 2024.
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

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SECURITIES
The amortized cost of securities available-for-sale and their estimated fair values at June 30, 2024 and December 31, 2023 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
June 30, 2024
U.S. Treasury notes	$36,499	$3	$(1,588)	$34,914
Corporate bonds	77,181	134	(4,867)	72,448
U.S. Government agency obligations	11,291	—	(154)	11,137
Obligations issued by U.S. states and their political subdivisions	6,390	—	(402)	5,988
Mortgage-backed securities:
Residential	172,130	10	(23,432)	148,708
Multifamily	11,004	—	(888)	10,116
Asset-backed securities	14,742	—	(263)	14,479
Total	$329,237	$147	$(31,594)	$297,790

December 31, 2023
U.S. Treasury notes	$36,935	$—	$(1,875)	$35,060
Corporate bonds	82,248	56	(5,681)	76,623
U.S. Government agency obligations	11,519	—	(379)	11,140
Obligations issued by U.S. states and their political subdivisions	6,423	—	(228)	6,195
Mortgage-backed securities:
Residential	149,808	—	(21,266)	128,542
Multifamily	12,522	—	(999)	11,523
Asset-backed securities	15,010	—	(327)	14,683
Total	$314,465	$56	$(30,755)	$283,766

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost of securities held-to-maturity, allowance for credit losses and their estimated fair values at June 30, 2024 and December 31, 2023, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
June 30, 2024
Corporate bonds	$18,600	$—	$(3,568)	$15,032
Asset-backed securities	14,702	—	(1,386)	13,316
Total	$33,302	$—	$(4,954)	$28,348
Allowance for credit loss	(133)
	$33,169
December 31, 2023
Corporate bonds	$18,600	$—	$(3,593)	$15,007
Asset-backed securities	14,812	—	(1,496)	13,316
Total	$33,412	$—	$(5,089)	$28,323
Allowance for credit loss	(158)
	$33,254
At June 30, 2024 and December 31, 2023, the allowance for credit losses on securities held-to-maturity totaled $133 thousand and $158 thousand respectively, and related to the corporate bonds. The asset-backed securities are in a AAA tranche determined by a third party. No loss is expected on these securities.
Securities pledged at June 30, 2024 and December 31, 2023 had a carrying amount of $12.8 million and $11.7 million, respectively, and were pledged to secure public deposits and our credit line with the Federal Reserve Bank.
The amortized cost and fair value of debt securities are shown below by contractual maturity as of June 30, 2024. Expected maturities on mortgage and asset-backed securities generally exceed 20 years; however, they may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized Cost (1)	Estimated Fair Value
	(In thousands)
Available-for-sale
Due in one year or less	$44,618	$44,045
Due from one year to five years	31,648	30,953
Due from five to ten years	48,106	44,390
Due after ten years	6,989	5,099
Mortgage-backed and asset-backed securities	197,876	173,303
Total	$329,237	$297,790
Held-to-maturity
Due from five to ten years	18,600	15,032
Mortgage-backed and asset-backed securities	14,702	13,316
Total	$33,302	$28,348
(1) Excludes the allowance for credit losses on held-to-maturity securities at June 30, 2024.

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
The table below indicates the credit profile of the Company’s debt securities held-to-maturity at amortized cost for the periods shown.

June 30, 2024	AAA	A1	BBB+	BBB	BBB-	Total
	(In thousands)
Corporate bonds	$—	$—	$1,600	$16,000	$1,000	$18,600
Asset-backed securities	8,761	5,941	—	—	—	14,702
Total held-to-maturity	$8,761	$5,941	$1,600	$16,000	$1,000	$33,302

December 31, 2023	AAA	A1	BBB+	BBB	BBB-	Total
	(In thousands)
Corporate bonds	$—	$—	$1,600	$11,000	$6,000	$18,600
Asset-backed securities	8,844	5,968	—	—	—	14,812
Total held-to-maturity	$8,844	$5,968	$1,600	$11,000	$6,000	$33,412
At June 30, 2024 and December 31, 2023, there was one security with a value of $2.0 million included in the BBB rating that had a split rating.

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize available-for-sale securities with unrealized losses at June 30, 2024 and December 31, 2023, aggregated by major security type and length of time in a continuous loss position.

	Less than 12 Months		12 Months or More		Total
	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Number of Securities	Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
June 30, 2024
U.S. Treasury notes	$—	$—	$(1,588)	$25,346	3	$(1,588)	$25,346
Corporate bonds	(72)	9,660	(4,795)	46,939	24	(4,867)	56,599
U.S. Government agency obligations	—	—	(154)	11,137	3	(154)	11,137
Obligations issued by U.S. states and their political subdivisions	—	—	(402)	5,988	5	(402)	5,988
Mortgage-backed securities:
Residential	(24)	19,593	(23,408)	119,359	48	(23,432)	138,952
Multifamily	—	—	(888)	10,115	5	(888)	10,115
Asset-backed securities	(11)	5,002	(252)	4,465	3	(263)	9,467
Total	$(107)	$34,255	$(31,487)	$223,349	91	$(31,594)	$257,604
December 31, 2023
U.S. Treasury notes	$—	$—	$(1,875)	$35,060	4	$(1,875)	$35,060
Corporate bonds	(7)	8,260	(5,674)	61,156	30	(5,681)	69,416
U.S. Government agency obligations	—	—	(380)	11,140	3	(380)	11,140
Obligations issued by U.S. states and their political subdivisions	—	—	(228)	6,195	5	(228)	6,195
Mortgage-backed securities:
Residential	—	2	(21,266)	128,535	48	(21,266)	128,537
Multifamily	—	—	(999)	11,524	6	(999)	11,524
Asset-backed securities	(21)	4,991	(305)	4,680	3	(326)	9,671
Total	$(28)	$13,253	$(30,727)	$258,290	99	$(30,755)	$271,543
Of the available-for-sale securities in an unrealized loss position at June 30, 2024, 59 are comprised of U.S. Government agency obligations, Treasury notes, and mortgage-backed securities. These securities were all issued by U.S. Government-sponsored entities and agencies, which the government has affirmed its commitment to support. Corporate bonds, obligations issued by U.S. states and their political subdivisions and asset-backed securities in an unrealized loss position all experienced a decline in fair value, which is attributable to changes in interest rates and liquidity, not credit quality. The Company also does not intend to sell these securities, nor does it foresee being required to sell them before the anticipated recovery or maturity.
The following tables summarizes held-to-maturity securities with unrealized losses at June 30, 2024 and December 31, 2023, aggregated by major security type and length of time in a continuous loss position.

	Less than 12 Months		12 Months or More		Total
	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Number of Securities	Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
June 30, 2024
Corporate Bonds	—	—	(3,568)	15,032	9	(3,568)	15,032
Asset-backed securities	—	—	(1,386)	13,316	2	(1,386)	13,316
Total	$—	$—	$(4,954)	$28,348	11	$(4,954)	$28,348

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Less than 12 Months		12 Months or More		Total
	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Number of Securities	Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
December 31, 2023
Corporate Bonds	—	—	(3,593)	15,007	9	(3,593)	15,007
Asset-backed securities	—	—	(1,496)	13,316	2	(1,496)	13,316
Total	$—	$—	$(5,089)	$28,323	11	$(5,089)	$28,323
The held-to-maturity securities in an unrealized loss position at June 30, 2024, are corporate bonds and asset-backed securities. Unrealized losses are attributable to changes in interest rates and liquidity, not credit quality. The Company also does not intend to sell these securities, nor does it foresee being required to sell them before the anticipated recovery or maturity.
NOTE 3 – LOANS RECEIVABLE
A summary of loans receivable, net at June 30, 2024 and December 31, 2023, follows:

	June 30, 2024	December 31, 2023
	(In thousands)
Residential	$526,453	$550,929
Multifamily	671,185	682,564
Commercial real estate	241,867	232,505
Construction	71,882	60,414
Junior liens	23,653	22,503
Commercial and industrial	12,261	11,768
Consumer and other	83	47
Total loans	1,547,384	1,560,730
Less: Allowance for credit losses (1)	13,027	14,154
Loans receivable, net	$1,534,357	$1,546,576
(1) For more information, see Note 4 - Allowance for Credit Losses.
Loans are recorded at amortized cost, which includes principal balance, net deferred fees or costs, premiums and discounts. The Company elected to exclude accrued interest receivable from amortized cost. Accrued interest receivable is reported separately in the consolidated balance sheets and totaled $6.4 million and $6.1 million at June 30, 2024 and December 31, 2023, respectively. Loan origination fees and certain direct loan origination costs are deferred and the net fee or cost is recognized in interest income as an adjustment of yield. At June 30, 2024 and December 31, 2023, net deferred loan fees totaled $2.5 million and $2.0 million, respectively.
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

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the risk category of loans by class of loan and vintage as of June 30, 2024:

	Term Loans by Origination Year
	2024	2023	2022	2021	2020	Pre-2020	Revolving Loans	Total
	(in thousands)
Residential
Pass	$2,034	$13,149	$95,083	$105,468	$14,079	$290,729	$—	$520,542
Special mention	—	—	—	—	—	653	—	653
Substandard	—	—	—	—	—	5,258	—	5,258
Total	2,034	13,149	95,083	105,468	14,079	296,640	—	526,453
Multifamily
Pass	4,320	17,041	280,383	151,617	35,022	182,670	—	671,053
Substandard	—	—	—	—	—	132	—	132
Total	4,320	17,041	280,383	151,617	35,022	182,802	—	671,185
Commercial real estate
Pass	13,744	26,624	117,088	14,638	14,859	54,048	—	241,001
Special mention	—	—	—	—	—	866	—	866
Total	13,744	26,624	117,088	14,638	14,859	54,914	—	241,867
Construction
Pass	—	26,025	28,373	17,484	—	—	—	71,882
Total	—	26,025	28,373	17,484	—	—	—	71,882
Junior liens
Pass	2,235	5,734	5,125	1,243	242	9,027	—	23,606
Substandard	—	—	—	—	—	47	—	47
Total	2,235	5,734	5,125	1,243	242	9,074	—	23,653
Commercial and industrial
Pass	3,621	6,212	100	1,557	—	—	—	11,490
Substandard	—	756	—	15	—	—	—	771
Total	3,621	6,968	100	1,572	—	—	—	12,261
Consumer and other
Pass	55	—	—	—	—	—	28	83
Total	55	—	—	—	—	—	28	83
Total gross loans	$26,009	$95,541	$526,152	$292,022	$64,202	$543,430	$28	$1,547,384

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

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Past Due and Non-accrual Loans
The following table presents the recorded investment in past due and current loans by loan portfolio class as of June 30, 2024 and December 31, 2023:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans Receivable
	(In thousands)
June 30, 2024
Residential	$1,139	$—	$4,595	$5,734	$520,719	$526,453
Multifamily	—	—	—	—	671,185	671,185
Commercial real estate	398	—	—	398	241,469	241,867
Construction	—	—	—	—	71,882	71,882
Junior liens	150	—	47	197	23,456	23,653
Commercial and industrial	1	—	14	15	12,246	12,261
Consumer and other	—	—	—	—	83	83
Total	$1,688	$—	$4,656	$6,344	$1,541,040	$1,547,384

December 31, 2023
Residential	$887	$752	$3,926	$5,565	$545,364	$550,929
Multifamily	—	—	—	—	682,564	682,564
Commercial real estate	—	—	—	—	232,505	232,505
Construction	—	—	—	—	60,414	60,414
Junior liens	—	—	49	49	22,454	22,503
Commercial and industrial	—	—	39	39	11,729	11,768
Consumer and other	—	—	—	—	47	47
Total	$887	$752	$4,014	$5,653	$1,555,077	$1,560,730
The following tables presents information on non-accrual loans at June 30, 2024 and December 31, 2023:

	Non-accrual	Interest Income Recognized on Non-accrual Loans	Amortized Cost Basis of Loans >= 90 Day Past Due and Still Accruing	Amortized Cost Basis of Non-accrual Loans Without Related Allowance
June 30, 2024	(In thousands)
Residential	$5,258	$11	$—	$5,258
Multifamily	132	4	—	132
Junior liens	47	2	—	47
Commercial and industrial	771	—	—	771
Total	$6,208	$17	$—	$6,208

December 31, 2023
Residential	$5,884	$—	$—	$5,884
Multifamily	146	—	—	146
Junior liens	49	—	—	49
Commercial and industrial	39	—	—	39
Total	$6,118	$—	$—	$6,118

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company had no loans held-for-sale at June 30, 2024 and December 31, 2023. Gains and losses on sales of loans are specifically identified and accounted for in accordance with U.S. GAAP.
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
In the second quarter of 2024, there were no modifications to borrowers experiencing financial difficulty. The following table presents the amortized cost basis at June 30, 2024, of loan modifications to borrowers experiencing financial difficulty during the six months ended June 30, 2024, disaggregated by type of modification.

	Payment Delays	Term Extensions	Total Principal	% of Total Class of Loans
	(Dollars in thousands)
Residential	$—	$113	$113	0.02%
Commercial and industrial	756	—	756	6.17
Total	$756	$113	$869	0.06%

Types of Modifications
Residential	Term extensions of 3 to 12 months
Commercial and industrial	Deferral of three payments
In the first quarter of 2023, there were no modifications to borrowers experiencing financial difficulty. The following table presents the amortized cost basis at June 30, 2023, of loan modifications to borrowers experiencing financial difficulty during the three and six months ended June 30, 2023, disaggregated by type of modification.

	Payment Delays	Term Extensions	Total Principal	% of Total Class of Loans
	(Dollars in thousands)
Residential	$752	$374	$1,126	0.19%
Total	$752	$374	$1,126	0.07%

Types of Modifications
Residential	Term extensions of 3 to 12 months
Amortize past due balances over the remaining life of the loans

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company closely monitors the performance of modified loans to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the payment status and amortized cost basis at June 30, 2024, of loans that were modified during the twelve-month period ended June 30, 2024.

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-Accrual	Total
	(In thousands)
Residential	$1,860	$—	$—	$—	$185	$2,045
Commercial and industrial	—	—	—	—	756	756
Total	$1,860	$—	$—	$—	$941	$2,801
The following table presents the payment status and amortized cost basis at June 30, 2023, of loans that were modified during the six-month period ended June 30, 2023.

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-Accrual	Total
	(In thousands)
Residential	$374	$—	$—	$—	$752	$1,126
Total	$374	$—	$—	$—	$752	$1,126
The Company had $4.1 million and $4.0 million in consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process at June 30, 2024, and December 31, 2023, respectively. At June 30, 2024, the Company had no other real estate owned and reported one property totaling $593 thousand at December 31, 2023.
NOTE 4 – ALLOWANCE FOR CREDIT LOSSES
Allowance for Credit Losses - Loans
The allowance for credit losses on loans is summarized in the following table:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Balance at beginning of period	$13,749	$14,153	$14,154	$13,400
Impact of adopting ASU 2016-13 and ASU 2022-02	—	—	—	668
Charge-offs	(20)	(13)	(33)	(18)
Recoveries	4	—	8	1
Net charge-offs	(16)	(13)	(25)	(17)
(Recovery of) provision for credit loss on loans	(706)	273	(1,102)	362
Balance at end of period	$13,027	$14,413	$13,027	$14,413

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the activity in the Company’s allowance for credit losses by class of loans based on the analysis performed for the three months ended June 30, 2024 and 2023:

	Balance at March 31, 2024	Charge-offs	Recoveries	(Recovery of) Provision for Credit Loss - Loans	Balance at June 30, 2024
	(In thousands)
Residential	$1,919	$—	$—	$(94)	$1,825
Multifamily	7,003	—	—	(326)	6,677
Commercial real estate	3,231	—	—	465	3,696
Construction	884	—	—	(248)	636
Junior liens	77	—	—	7	84
Commercial and industrial	635	—	—	(527)	108
Consumer and other	—	(20)	4	17	1
Total	$13,749	$(20)	$4	$(706)	$13,027
Consumer and other charge-offs relate to overdrafts in the three months ended June 30, 2024, which originated in the first or second quarter of 2024, as it is our policy to charge these off within 60 days of occurrence.

	Balance at March 31, 2023	Charge-offs	Recoveries	(Recovery of) Provision for Loan Loss	Balance at June 30, 2023
	(In thousands)
Residential	$2,056	$—	$—	$(62)	$1,994
Multifamily	7,191	—	—	(174)	7,017
Commercial real estate	3,570	—	—	243	3,813
Construction	1,190	—	—	238	1,428
Junior liens	46	—	—	4	50
Commercial and industrial	100	—	—	11	111
Consumer and other	—	(13)	—	13	—
Unallocated	—	—	—	—	—
Total	$14,153	$(13)	$—	$273	$14,413
Consumer and other charge-offs relate to overdrafts in the three months ended June 30, 2023, which originated in the first or second quarter of 2023, as it is our policy to charge these off within 60 days of occurrence.

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the activity in the Company’s allowance for credit losses by class of loans based on the analysis performed for the six months ended June 30, 2024 and 2023:

	Balance at December 31, 2023	Charge-offs	Recoveries	(Recovery of) Provision for Credit Loss - Loans	Balance at June 30, 2024
	(In thousands)
Residential	$1,968	$—	$—	$(143)	$1,825
Multifamily	7,046	—	—	(369)	6,677
Commercial real estate	3,748	—	—	(52)	3,696
Construction	1,222	—	—	(586)	636
Junior liens	76	—	—	8	84
Commercial and industrial	94	—	—	14	108
Consumer and other	—	(33)	8	26	1
Total	$14,154	$(33)	$8	$(1,102)	$13,027
Consumer and other charge-offs relate to overdrafts in the six months ended June 30, 2024, which originated in the last quarter of 2023 or the first or second quarter of 2024, as it is our policy to charge these off within 60 days of occurrence.

	Balance at December 31, 2022	Impact of adopting ASU 2016-13	Charge-offs	Recoveries	(Recovery of) Provision for Loan Loss	Balance at June 30, 2023
	(In thousands)
Residential	$2,264	$(183)	$—	$—	$(87)	$1,994
Multifamily	5,491	2,057	—	—	(531)	7,017
Commercial real estate	3,357	146	—	—	310	3,813
Construction	1,697	(832)	—	—	563	1,428
Junior liens	451	(405)	—	—	4	50
Commercial and industrial	47	(23)	—	—	87	111
Consumer and other	—	1	(18)	1	16	—
Unallocated	93	(93)	—	—	—	—
Total	$13,400	$668	$(18)	$1	$362	$14,413
Consumer and other charge-offs relate to overdrafts in the six months ended June 30, 2023, which originated in the last quarter of 2022 or the first or second quarter of 2023, as it is our policy to charge these off within 60 days of occurrence.

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table represents the allocation of allowance for loan losses and the related recorded investment, including deferred fees and costs, in loans by loan portfolio segment, disaggregated based on the impairment methodology at June 30, 2024 and December 31, 2023:

	Loans			Allowance for Credit Losses on Loans
June 30, 2024	Individually Evaluated	Collectively Evaluated	Total	Individually Evaluated	Collectively Evaluated	Total
	(In thousands)
Residential	$5,258	$521,195	$526,453	$—	$1,825	$1,825
Multifamily	132	671,053	671,185	—	6,677	6,677
Commercial real estate	—	241,867	241,867	—	3,696	3,696
Construction	—	71,882	71,882	—	636	636
Junior liens	47	23,606	23,653	—	84	84
Commercial and industrial (1)	756	11,505	12,261	—	108	108
Consumer and other	—	83	83	—	1	1
Total	$6,193	$1,541,191	$1,547,384	$—	$13,027	$13,027
(1) Includes PPP loans which carry the federal guarantee of the SBA and do not have an allowance for credit losses.

	Loans			Allowance for Credit Losses on Loans
December 31, 2023	Individually Evaluated	Collectively Evaluated	Total	Individually Evaluated	Collectively Evaluated	Total
	(In thousands)
Residential	$5,721	$545,208	$550,929	$—	$1,968	$1,968
Multifamily	146	682,418	682,564	—	7,046	7,046
Commercial real estate	—	232,505	232,505	—	3,748	3,748
Construction	—	60,414	60,414	—	1,222	1,222
Junior liens	49	22,454	22,503	—	76	76
Commercial and industrial (1)	—	11,768	11,768	—	94	94
Consumer and other	—	47	47	—	—	—
Unallocated	—	—	—	—	—	—
Total	$5,916	$1,554,814	$1,560,730	$—	$14,154	$14,154
(1) Includes PPP loans which carry the federal guarantee of the SBA and do not have an allowance for credit losses.
Allowance for Credit Losses - Securities
At June 30, 2024 and December 31, 2023, the balance of the allowance of credit losses on securities was $133 thousand and $158 thousand, respectively. The Company recorded a decrease in provision for credit losses on held-to-maturity securities of $7 thousand and $25 thousand for the three and six months ended June 30, 2024, respectively and a provision for credit losses on held-to-maturity securities of $17 thousand and none for the three and six months ended June 30, 2023, respectively. In addition, the Company recorded an allowance of credit losses on securities of $170 thousand upon adoption of ASU 2016-13 on January 1, 2023. Accrued interest receivable on securities is reported as a component of accrued interest receivable on the consolidated balance sheets and totaled $1.5 million and $1.5 million at June 30, 2024 and December 31, 2023, respectively. The Company made the election to exclude accrued interest receivable from the estimate of credit losses on securities.

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
At June 30, 2024 and December 31, 2023, the balance of the allowance for credit losses for off-balance-sheet exposures was $133 thousand and $303 thousand, respectively. The Company recorded a recovery of provision for credit loss on off-balance-sheet exposures of $49 thousand and $170 thousand for the three and six months ended June 30, 2024, respectively. For the three and six months ended June 30, 2023, the Company recorded a recovery of provision for credit loss on off-balance-sheet exposures of $113 thousand and $242 thousand, respectively. The Company also recorded a decrease in the allowance for credit losses for off-balance-sheet exposures of $811 thousand upon adoption of ASU 2016-13 on January 1, 2023.
NOTE 5 – LEASES
The Company leases certain office space, land and equipment under operating leases. These leases have original terms ranging from one year to 40 years. Operating lease liabilities and right-of-use assets are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term.
The Company had the following related to operating leases:

	June 30, 2024	December 31, 2023
	(Dollars in thousands)
Right-of-use assets	$24,596	$25,172
Lease liabilities	26,243	26,777
Weighted average remaining lease term for operating leases	9.8 years	10.3 years
Weighted average discount rate used in the measurement of lease liabilities	2.51%	2.40%
The following table is a summary of the Company’s components of net lease cost for the three and six months ended June 30, 2024 and 2023. The variable lease cost primarily represents variable payments such as common area maintenance and utilities.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Operating lease cost	$879	$875	$1,753	$1,715
Finance lease cost	—	—	—	4
Variable lease cost	91	70	158	127
Total lease cost included as a component of occupancy and equipment	$970	$945	$1,911	$1,846

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents supplemental cash flow information related to operating leases:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$951	$813	$1,869	$1,702
Operating lease liabilities arising from obtaining right-of-use assets (non-cash):
Operating leases	$862	$982	$862	$2,088
Future undiscounted lease payments for operating leases with initial terms of one year or more as of June 30, 2024 are as follows:

Through June 30,	(In thousands)
2024	$3,308
2025	3,232
2026	3,159
2027	3,005
2028	2,705
Thereafter	14,182
Total undiscounted lease payments	29,591
Less: imputed interest	3,348
Total	$26,243
NOTE 6 – DEPOSITS
Deposits at June 30, 2024 and December 31, 2023 are summarized as follows:

	June 30, 2024	December 31, 2023
	(In thousands)
Non-interest bearing deposits	$24,733	$27,739
NOW and demand accounts	368,386	361,139
Savings	246,559	259,402
Time deposits	671,478	596,624
Total	$1,311,156	$1,244,904
Money market accounts are included within the NOW and demand accounts and savings captions. Included in time deposits are brokered deposits totaling $125.0 million at both June 30, 2024 and December 31, 2023.
Time deposits mature as follows for the years ending December 31:

(In thousands)
Remainder of 2024	$437,929
2025	224,441
2026	4,223
2027	2,432
2028	1,847
2029	606
$671,478

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
At June 30, 2024, the principal balance on the ESOP loan was $20.6 million. There were no contributions to the ESOP during the three and six months ended June 30, 2024, as loan payments are made annually during the fourth quarter of each year. ESOP shares are committed to be released from unallocated and compensation expense is recognized over the service period. At June 30, 2024 and December 31, 2023, there were 2,007,984 unallocated shares and 273,816 shares allocated to participants. The fair value of unallocated shares at June 30, 2024 and December 31, 2023 was $18.2 million and $19.4 million, respectively, computed using the closing trading price of the Company’s common stock on each date.
For the three and six months ended June 30, 2024, ESOP compensation expense for the shares committed to be released from unallocated was $203 thousand and $417 thousand, respectively. Shares committed to be released from unallocated was 22,818 and 45,636 for the three and six months ended June 30, 2024. For the three and six months ended June 30, 2023, ESOP compensation expense for the shares committed to be released from unallocated was $220 thousand and $483 thousand, respectively. Shares committed to be released from unallocated total 22,818 and 45,636 for three and six months ended June 30, 2023.
Equity Incentive Plan
At the annual meeting held on August 25, 2022, shareholders of the Company approved the Blue Foundry Bancorp 2022 Equity Incentive Plan (“Equity Plan”) which provides for the granting of up to 3,993,150 shares (1,140,900 restricted stock awards and 2,852,250 stock options) of the Company’s common stock.
Restricted shares granted under the Equity Plan generally vest in equal installments, over a service period between five and seven years beginning one year from the date of grant. Additionally, certain restricted shares awarded can be performance vesting awards, which may or may not vest depending upon the attainment of certain corporate financial targets. The vesting of the awards accelerate upon death, disability or an involuntary termination at or following a change in control. The product of the number of shares granted and the grant date closing market price of the Company’s common stock determine the fair value of restricted shares under the Equity Plan. Management recognizes compensation expense for the fair value of time-based restricted shares on a straight-line basis over the requisite service period. Performance based awards are expensed based on the fair value of the shares and the probability of achieving the performance goals.
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
There were 48,133 stock options granted during the first quarter of 2024. The fair value of stock options granted during the first quarter of 2024 were estimated utilizing the Black-Scholes option pricing model: an expected life of 6.50 years, risk-free rate of 3.94%, volatility of 32.26% and a dividend yield of 0.84%. There were no stock options granted during the three and six months ended June 30, 2023. Due to the limited historical information of the Company’s stock, management considered the weighted historical volatility of the Company and similar entities for an appropriate period in determining the volatility rate used in the estimation of fair value. The expected life of the

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

stock option was estimated using the simplified method. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company recognizes compensation expense for the fair values of these awards, which have straight-line vesting, on a straight-line basis over the requisite service period of the awards. Upon exercise of vested options, management expects to draw on treasury stock as the source for shares.
The following table presents the share-based compensation expense for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Stock option expense	$335	$397	$714	$796
Restricted stock expense	421	371	823	648
Total share-based compensation expense	$756	$768	$1,537	$1,444
The following is a summary of the Company’s stock option activity and related information for the six months ended June 30, 2024:

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Outstanding - December 31, 2023	2,475,363	$4.12	$11.65	8.8
Granted	48,133	3.67	9.95	6.5
Exercised	—	—	—	—
Forfeited	(222,255)	4.23	11.74	—
Expired	(17,287)	4.02	11.69
Outstanding - June 30, 2024	2,283,954	$4.10	$11.60	8.2
Exercisable - June 30, 2024	396,419
Expected future expense relating to the non-vested options outstanding as of June 30, 2024 is $6.7 million over a weighted average period of 4.7 years.
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
During the first quarter of 2024, 347,640 of performance-based restricted stock awards were forfeited when none of the performance target metrics were met. This forfeiture amount of performance shares is included in the total forfeited restricted shares for the six months ended June 30, 2024, as shown in the table below.

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the status of the Company’s restricted shares as of June 30, 2024 and changes therein during the six months ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Outstanding - December 31, 2023	944,262	$11.88
Granted	377,695	9.51
Forfeited	(439,583)	11.77
Vested	(55,523)	12.00
Outstanding - June 30, 2024	826,851	$10.85
Expected future expense relating to the non-vested restricted shares outstanding as of June 30, 2024 is $8.0 million over a weighted average period of 4.9 years.
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
The Company had interest rate swaps with notional amounts totaling $254.0 million and $259.0 million at June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024 and December 31, 2023, they were designated as cash flow hedges of certain Federal Home Loan Bank (“FHLB”) advances and brokered deposits. They were determined to be highly effective during all periods presented. The Company expects the hedges to remain highly effective during the remaining terms of the swaps.
Summary information about the interest rate swaps designated as cash flow hedges as of period-end is as follows:

	June 30, 2024	December 31, 2023
	(Dollars in thousands)
Notional amounts	$254,000	$259,000
Weighted average pay rates	2.95%	2.91%
Weighted average receive rates	5.46%	5.49%
Weighted average maturity	2.7 years	3.2 years

Gross unrealized gain included in other assets	$10,397	$9,047
Gross unrealized loss included in other liabilities	73	1,465
Unrealized gains, net	$10,324	$7,582
At June 30, 2024, the Company held $11.0 million as cash collateral pledged from the counterparty for these interest-rate swaps and had no securities pledged to the counterparty. At December 31, 2023, the Company held $8.1 million as cash collateral pledged from the counterparty and had no securities pledged to the counterparty.
Interest income or expense recorded on these swap transactions is reported as a component of interest expense on FHLB advances or brokered deposits. Interest income during the three months ended June 30, 2024 and 2023 totaled $1.6 million and $1.3 million, respectively. Interest income during the six months ended June 30, 2024 and 2023 totaled $3.3 million and $2.4 million, respectively. At June 30, 2024, the Company expected $3.2 million of the unrealized gain to be reclassified as a reduction to interest expense during the remainder of 2024.

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Cash Flow Hedge
The effect of cash flow hedge accounting on accumulated other comprehensive income for the three and six months ended June 30, 2024 and 2023 is as follows:

	Amount of (Loss) Gain Recognized in OCI (Net of Tax) on Derivative (1)	Location of Gain (Loss) Reclassified from OCI into Income/(Expense)	Amount of Gain Reclassified from OCI to Expense
	(In thousands)
Three months ended June 30, 2024
Interest rate contracts	$(72)	Interest Expense	$1,613

Three months ended June 30, 2023
Interest rate contracts	$3,803	Interest Expense	$1,346

Six Months Ended June 30, 2024
Interest rate contracts	$2,741	Interest Expense	$3,262

Six Months Ended June 30, 2023
Interest rate contracts	$1,359	Interest Expense	$2,350
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
The following table presents the components of other comprehensive income (loss) both gross and net of tax, inclusive of a deferred tax valuation allowance, for the periods indicated:

	Three Months Ended June 30,
	2024			2023
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
	(In thousands)
Unrealized gain (loss) on securities available-for-sale:
Unrealized gain (loss) arising during the period	$361	$—	$361	$(3,800)	$—	$(3,800)
Unrealized (loss) gain on cash flow hedge:
Unrealized (loss) gain arising during the period	(1,685)	—	(1,685)	5,149	—	5,149
Reclassification adjustment for gain (loss) included in net loss	1,613	—	1,613	(1,346)	—	(1,346)
Total (loss) gain	(72)	—	(72)	3,803	—	3,803
Post-retirement plans:
Reclassification adjustment for amortization of:
Net actuarial gain (loss)	3	—	3	(2)	—	(2)
Total other comprehensive income	$292	$—	$292	$1	$—	$1

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30,
	2024			2023
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
	(In thousands)
Unrealized (loss) gain on securities available-for-sale:
Unrealized (loss) gain arising during the period	$(748)	$—	$(748)	$239	$—	$239
Unrealized (loss) gain on cash flow hedge:
Unrealized (loss) gain arising during the period	(521)	—	(521)	3,709	—	3,709
Reclassification adjustment for gain (loss) included in net loss	3,262	—	3,262	(2,350)	—	(2,350)
Total gain	2,741	—	2,741	1,359	—	1,359
Post-retirement plans:
Reclassification adjustment for amortization of:
Net actuarial gain (loss)	4	—	4	(4)	—	(4)
Total	4	—	4	(4)	—	(4)
Total other comprehensive income	$1,997	$—	$1,997	$1,594	$—	$1,594
The following is a summary of the changes in accumulated other comprehensive income by component, net of tax, inclusive of a deferred tax valuation allowance, for the periods indicated:

	Unrealized Gains on Cash Flow Hedges	Unrealized Losses on Available-for-Sale Securities	Post-Retirement Plans	Total
	(In thousands)
Balance at March 31, 2024	$10,395	$(31,808)	$238	$(21,175)
Other comprehensive (loss) income before reclassification	(1,685)	361	—	(1,324)
Amounts reclassified from accumulated other comprehensive income	1,613	—	3	1,616
Net current period other comprehensive (loss) gain	(72)	361	3	292
Balance at June 30, 2024	$10,323	$(31,447)	$241	$(20,883)

	Unrealized Gains on Cash Flow Hedges	Unrealized Losses on Available-for-Sale Securities	Post-Retirement Plans	Total
	(In thousands)
Balance at March 31, 2023	$8,647	$(32,144)	$371	$(23,126)
Other comprehensive income (loss) before reclassification	5,149	(3,800)	—	1,349
Amounts reclassified from accumulated other comprehensive income	(1,346)	—	(2)	(1,348)
Net current period other comprehensive gain (loss)	3,803	(3,800)	(2)	1
Balance at June 30, 2023	$12,450	$(35,944)	$369	$(23,125)

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Unrealized Gains and (Losses) on Cash Flow Hedges	Unrealized Gains and (Losses) on Available-for-Sale Securities	Post-Retirement Plans	Total
	(In thousands)
Balance at December 31, 2023	$7,582	$(30,699)	$237	$(22,880)
Other comprehensive loss before reclassification	(521)	(748)	—	(1,269)
Amounts reclassified from accumulated other comprehensive income	3,262	—	4	3,266
Net current period other comprehensive gain (loss)	2,741	(748)	4	1,997
Balance at June 30, 2024	$10,323	$(31,447)	$241	$(20,883)

	Unrealized Gains and (Losses) on Cash Flow Hedges	Unrealized Gains and (Losses) on Available-for-Sale Securities	Post-Retirement Plans	Total
	(In thousands)
Balance at December 31, 2022	$11,091	$(36,183)	$373	$(24,719)
Other comprehensive income before reclassification	3,709	239	—	3,948
Amounts reclassified from accumulated other comprehensive income	(2,350)	—	(4)	(2,354)
Net current period other comprehensive gain (loss)	1,359	239	(4)	1,594
Balance at June 30, 2023	$12,450	$(35,944)	$369	$(23,125)
The following table presents information about amounts reclassified from accumulated other comprehensive income (loss) to the consolidated statements of income for the periods indicated:

Details about Accumulated Other Comprehensive Income Components	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Statement Where Net Income is Presented
	2024	2023	2024	2023
	(In thousands)
Unrealized gains on securities available for sale:
Losses on cash flow hedges:
Interest rate contracts	(1,613)	1,346	(3,262)	2,350	Interest expense
Amortization of post-retirement plan items:
Net actuarial loss	(3)	2	(4)	4	Compensation and employee benefits
Total tax effect (1)	—	—	—	—	Income tax expense
Total reclassification for the period, net of tax	$(1,616)	$1,348	$(3,266)	$2,354
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
Impaired loans: The fair value of collateral dependent impaired loans is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.
Other real estate owned (OREO): Property acquired through foreclosure or deed in lieu of foreclosure is carried at fair value less estimated disposal costs of the acquired property. Fair value of OREO is based on the appraised value of the collateral using discount rates similar to those used in impaired loan valuation.

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the fair value of assets and liabilities as of June 30, 2024:

		Fair Value Measurements at June 30, 2024, Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Measured on a recurring basis:
Financial assets
Securities available-for-sale:
U.S. Treasury notes	$34,914	$34,914	$—	$—
Corporate bonds	72,448	—	72,448	—
U.S. Government agency obligations	11,137	11,137	—	—
Obligations issued by U.S. states and their political subdivisions	5,988	—	5,988	—
Mortgage-backed securities:
Residential	148,708	—	148,708	—
Multifamily	10,116	—	10,116	—
Asset-backed securities	14,479	—	14,479	—
Total securities available-for-sale	297,790	46,051	251,739	—
Derivatives	10,397	—	10,397	—
Total financial assets measured on a recurring basis	$308,187	$46,051	$262,136	$—
Financial liabilities
Derivatives	$73	$—	$73	$—
Measured on a nonrecurring basis:
Nonfinancial assets
Real estate owned	$—	$—	$—	$—

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
The following tables present the book value, fair value, and placement in the fair value hierarchy of financial instruments not recorded at fair values in their entirety on a recurring basis on the Company’s consolidated balance sheets at June 30, 2024 and December 31, 2023. The fair value measurements presented are consistent with Topic 820, Fair Value Measurement, in which fair value represents exit price.
These tables exclude financial instruments for which the carrying amount approximates fair value. Financial instruments for which the carrying amount approximates fair value include cash and cash equivalents, other investments, non-maturity deposits, overnight borrowings and accrued interest, which are excluded from the table below.
The carrying amounts and fair value of financial instruments not carried at fair value, at June 30, 2024 and December 31, 2023, are as follows:

		Fair Value Measurements at June 30, 2024, Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Book Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Financial assets
Securities held-to-maturity:
Corporate bonds	$18,600	$—	$15,032	$—
Asset-backed securities	14,702	—	13,316	—
Securities held-to-maturity	33,302	—	28,348	—
Loans, net	1,534,357	—	—	1,404,667
Financial liabilities
Time deposits	671,478	—	668,527	—
FHLB advances	342,500	—	346,892	—
		Fair Value Measurements at December 31, 2023, Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Book Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Measured on a recurring basis:
Financial assets
Securities held-to-maturity:
Corporate bonds	$18,600	$—	$15,007	$—
Asset-backed securities	14,812	—	13,316	—
Securities held-to-maturity	33,412	—	28,323	—
Loans, net	1,546,576	—	—	1,332,138
Financial liabilities
Time deposits	596,624	—	592,676	—
FHLB advances	397,500	—	405,015	—

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – REVENUE FROM CONTRACTS WITH CUSTOMERS AND OTHER INCOME
All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income in the statements of income.
The following table presents the Company’s sources of revenue from contracts with customers for the three and six months ended June 30, 2024 and 2023, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Service charges on deposits	$241	$225	$443	$431
Interchange income	15	13	29	24
Total revenue from contracts with customers	$256	$238	$472	$455
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Income in thousands)
Net loss applicable to common shares	$(2,344)	$(1,825)	$(5,183)	$(3,034)
Shares
Average number of common shares outstanding	23,708,759	26,314,743	23,899,977	26,184,419
Less: Average unallocated ESOP shares	1,973,757	2,065,029	1,985,166	2,053,402
Average number of common shares outstanding used to calculate basic earnings per common share	21,735,002	24,249,714	21,914,811	24,131,017
Common stock equivalents	—	—	—	—
Average number of common shares outstanding used to calculate diluted earnings per common share	21,735,002	24,249,714	21,914,811	24,131,017
Loss per common share
Basic	$(0.11)	$(0.08)	$(0.24)	$(0.13)

Diluted	$(0.11)	$(0.08)	$(0.24)	$(0.13)
Excluded from the earnings per share calculation are anti-dilutive equity awards for the three and six months ended June 30, 2024, totaling 1,503,057 and 1,462,628, respectively. For the three and six months ended June 30, 2023, anti-dilutive equity awards totaling 1,490,010 and 1,177,136, respectively, were excluded from the earnings per share calculation. Due to the Company’s net loss for the three and six months ended June 30, 2024 and 2023, the assumed vesting of outstanding restricted stock units had an antidilutive effect on diluted earnings per share.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section is intended to assist in the understanding of the financial performance of the Company and its subsidiary through a discussion of our financial condition as of June 30, 2024, and our results of operations for the three and six month periods ended June 30, 2024 and 2023. This section should be read in conjunction with the unaudited interim condensed consolidated financial statements and notes thereto of the Company appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Comparison of Operating Results for the Three Months Ended June 30, 2024 and 2023
General. The Company recorded a net loss of $2.3 million for the three months ended June 30, 2024, compared to a net loss of $1.8 million for the three months ended June 30, 2023.
Interest Income. Interest income for the three months ended June 30, 2024 was $21.3 million an increase of $1.5 million, or 7.7%, from $19.8 million for the three months ended June 30, 2023, driven by increases in the rates earned on all categories of interest-earning assets and an increase in the average balances of cash and cash equivalents, partially offset by a decrease in the average balances of all other categories of interest-earning assets. The yield on average interest-earning assets increased 44 basis points to 4.37% for the three months ended June 30, 2024 from 3.93% for the three months ended June 30, 2023.
Interest Expense. Interest expense was $11.7 million for the three months ended June 30, 2024 compared to $8.9 million for the three months ended June 30, 2023, an increase of $2.9 million primarily driven by increases in rates paid on interest-bearing liabilities. Average balances of time deposits increased $213.2 million, while the average balances of interest-bearing core deposits and FHLB advances decreased $142.1 million and $95.4 million, respectively, when compared to the second quarter of 2023. The cost of average interest-bearing liabilities increased 76 basis points to 2.94% for the three months ended June 30, 2024 from 2.18% for the three months ended June 30, 2023.
Net Interest Income. Net interest income was $9.6 million and $10.9 million for the three months ended June 30, 2024 and 2023, respectively. Net interest rate spread decreased 32 basis points to 1.43% and net interest margin decreased 21 basis points to 1.96%.
Provision for Credit Losses. The Company recorded a $762 thousand release of provision for credit losses for the three months ended June 30, 2024, compared to a $143 thousand provision for credit losses for the same period of 2023. For June 30, 2024, the release of provision on loans of $706 thousand and the release of provision on commitments and letters of credit of $49 thousand was driven by forecasted improvements to economic drivers utilized to model credit losses, coupled with a decline in loan balances and unused lines. In addition, the release of provision included a $7 thousand release on securities. As of June 30, 2024, the Allowance for Credit Losses (“ACL”) on loans as a percentage of total loans was 0.84%.
Non-interest Income. Non-interest income increased $156 thousand, or 41.1%, to $536 thousand for the second quarter of 2024 from $380 thousand for the second quarter of 2023. The increase in non-interest income from the prior year period was primarily related to a gain on sale of other real estate owned of $123 thousand.
Non-interest Expense. Non-interest expense increased $247 thousand to $13.2 million for the second quarter of 2024 when compared to the same period in 2023. The increase was primarily driven by increases of $570 thousand in compensation and benefits expenses and $138 thousand in occupancy and equipment expense offset by decreases of $200 thousand in data processing expense and $141 thousand in professional fees.
Income Tax Expense. The Company did not record a tax benefit for the loss incurred during the current or previous year quarter due to the full valuation allowance required on its deferred tax assets. The Company’s current tax position reflects the previously established full valuation allowance on its deferred tax assets. At June 30, 2024, the valuation allowance on deferred tax assets was $23.5 million.

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

	Three Months Ended June 30,
	2024			2023
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
Assets:
Loans (1)	$1,550,736	$17,570	4.56%	$1,583,057	$16,481	4.18%
Mortgage-backed securities	167,219	960	2.31%	174,398	967	2.22%
Other investment securities	175,394	1,688	3.87%	198,588	1,505	3.04%
FHLB stock	17,223	447	10.44%	22,832	342	6.00%
Cash and cash equivalents	51,290	627	4.92%	40,614	470	4.64%
Total interest-earning assets	1,961,862	21,292	4.37%	2,019,489	19,765	3.93%
Non-interest earning assets	56,826			56,280
Total assets	$2,018,688			$2,075,769
Liabilities and shareholders' equity:
NOW, savings, and money market deposits	$611,931	$1,955	1.28%	$754,048	$2,217	1.18%
Time deposits	655,755	7,177	4.40%	442,547	2,956	2.68%
Interest-bearing deposits	1,267,686	9,132	2.90%	1,196,595	5,173	1.73%
FHLB advances	336,742	2,587	3.09%	432,137	3,686	3.42%
Total interest-bearing liabilities	1,604,428	11,719	2.94%	1,628,732	8,859	2.18%
Non-interest bearing deposits	25,076			26,914
Non-interest bearing other	41,061			44,240
Total liabilities	1,670,565			1,699,886
Total shareholders' equity	348,123			375,883
Total liabilities and shareholders' equity	$2,018,688			$2,075,769
Net interest income		$9,573			$10,906
Net interest rate spread (2)			1.43%			1.75%
Net interest margin (3)			1.96%			2.17%
(1) Average loan balances are net of deferred loan fees and costs, premiums and discounts and include non-accrual loans.
(2) Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(3) Net interest margin represents net interest income divided by average interest-earning assets.

Comparison of Operating Results for the Six Months Ended June 30, 2024 and 2023
General. The Company recorded a net loss of $5.2 million and $3.0 million for the six months ended June 30, 2024 and 2023, respectively.
Interest Income. For the six months ended June 30, 2024 and 2023, interest income totaled $42.1 million and $38.6 million, respectively. This represents an increase of $3.5 million, or 9.2%, driven primarily by increases in rates earned on interest-earning assets. The yield on average interest-earning assets was 4.30% and 3.87% for the six months ended June 30, 2024 and 2023, respectively, an increase of 43 basis points.
Interest Expense. For the six months ended June 30, 2024, interest expense increased $7.4 million to $23.1 million when compared to the 2023 period due primarily to increases in the rates paid on interest-bearing liabilities. Average interest-bearing deposit balances increased $41.7 million when compared to the 2023 period, while average borrowings decreased $40.7 million. The cost of average interest-bearing liabilities increased 91 basis points to 2.89% for the six months ended June 30, 2024 from 1.98% for the same period in 2023.
Net Interest Income. Net interest income was $19.0 million for the six months ended June 30, 2024 compared to $22.8 million for the six months ended June 30, 2023, a $3.9 million decrease. Net interest rate spread was 1.41% for the six months ended June 30, 2024 compared to 1.89%, a decrease of 48 basis points. For the six months ended June 30, 2024 and 2023, the net interest margin was 1.94% and 2.29%, respectively, a decrease of 35 basis points.
Provision for Credit Losses. The Company recorded a release of provision for credit losses totaling $1.3 million for the six months ended June 30, 2024 and a provision for credit losses of $120 thousand for the same period in 2023. The release of provision on loans, commitments and letters of credit and securities totaled $1.1 million, $170 thousand and $25 thousand, respectively, for the six months ended June 30, 2024. The decrease in the provision for credit losses was primarily driven by forecasted improvements to economic drivers utilized to model credit losses, coupled with a decline in loan balances and unused lines.
Non-interest Income. For the six months ended June 30, 2024 and 2023, non-interest income was $987 thousand and $864 thousand, respectively. The increase of $123 thousand, or 14.2%, was due to the gain on sale of REO property of $123 thousand.
Non-interest Expense. Non-interest expense totaled $26.5 million for the six months ended June 30, 2024, a decrease of $168 thousand from the same period in 2023. The decrease was primarily driven by decreases in data processing of $414 thousand and professional fees of $391 thousand, partially offset by increases of $348 thousand in occupancy and equipment expense and $272 thousand in compensation and benefits expense. The Company added a branch to its network in the fourth quarter of 2023.
Income Tax Expense. The Company did not record a tax benefit for the loss incurred during the first six months of the current or previous year due to the full valuation allowance required on its deferred tax assets. The Company’s current tax position reflects the previously established full valuation allowance on its deferred tax assets. At June 30, 2024, the valuation allowance on deferred tax assets was $23.5 million.

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

	Six Months Ended June 30,
	2024			2023
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
Assets:
Loans (1)	$1,553,135	$34,762	4.49%	$1,568,170	$32,050	4.12%
Mortgage-backed securities	163,784	1,836	2.25%	176,987	1,949	2.22%
Other investment securities	179,555	3,340	3.73%	198,827	3,017	3.06%
FHLB stock	18,673	939	10.08%	21,494	649	6.09%
Cash and cash equivalents	51,426	1,257	4.90%	43,556	932	4.31%
Total interest-earning assets	1,966,573	42,134	4.30%	2,009,034	38,597	3.87%
Non-interest earning assets	58,108			56,112
Total assets	$2,024,681			$2,065,146
Liabilities and shareholders' equity:
NOW, savings, and money market deposits	$614,049	$3,891	1.27%	$780,362	$4,227	1.09%
Time deposits	637,488	13,654	4.30%	429,465	5,100	2.39%
Interest-bearing deposits	1,251,537	17,545	2.81%	1,209,827	9,327	1.55%
FHLB advances	355,308	5,599	3.16%	396,025	6,423	3.27%
Total interest-bearing liabilities	1,606,845	23,144	2.89%	1,605,852	15,750	1.98%
Non-interest bearing deposits	25,786			30,091
Non-interest bearing other	41,314			44,543
Total liabilities	1,673,945			1,680,486
Total shareholders' equity	350,736			384,660
Total liabilities and shareholders' equity	$2,024,681			$2,065,146
Net interest income		$18,990			$22,847
Net interest rate spread (2)			1.41%			1.89%
Net interest margin (3)			1.94%			2.29%
(1) Average loan balances are net of deferred loan fees and costs, premiums and discounts and include non-accrual loans.
(2) Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(3) Net interest margin represents net interest income divided by average interest-earning assets.

Comparison of Financial Condition at June 30, 2024 and December 31, 2023
Total Assets. Total assets were $2.05 billion and $2.04 billion at June 30, 2024 and December 31, 2023, respectively.
Cash and cash equivalents. Cash and cash equivalents increased $14.2 million, or 31%, to $60.3 million at June 30, 2024 from $46.0 million at December 31, 2023.
Securities available-for-sale. Securities available-for-sale increased $14.0 million, or 4.9%, to $297.8 million at June 30, 2024 from $283.8 million at December 31, 2023, driven by $44.3 million of purchases partially offset by maturities and paydowns. In addition, the unrealized loss on available-for-sale securities increased by $748 thousand.
Securities held-to-maturity. Held-to-maturity securities totaled $33.2 million and $33.3 million at June 30, 2024 and December 31, 2023, respectively.
FHLB stock and other investments. Other investments decreased $2.4 million to $17.9 million at June 30, 2024 due to a decrease in the amount of Federal Home Loan Bank stock held by the Company as a result of a reduction of borrowings from FHLB.
Gross Loans. Gross loans held for investment decreased $13.3 million to $1.55 billion at June 30, 2024, from $1.56 billion at December 31, 2023. Residential loans and multifamily loans decreased $24.5 million and $11.4 million, respectively, partially offset by increases in construction loans of $11.5 million and commercial real estate loans of $9.4 million. Year-to-date, 2024 loan fundings totaled $19.5 million, including fundings of $12.4 million in construction loans, $3.4 million in junior liens and $1.7 million in commercial and industrial loans.
The following table presents loans at June 30, 2024 and December 31, 2023 allocated by loan category:

	June 30, 2024	December 31, 2023
	(In thousands)
Residential	$526,453	$550,929
Multifamily	671,185	682,564
Commercial real estate	241,867	232,505
Construction	71,882	60,414
Junior liens	23,653	22,503
Commercial and industrial	12,261	11,768
Consumer and other	83	47
Total loans	1,547,384	1,560,730
Less: Allowance for credit losses	13,027	14,154
Loans receivable, net	$1,534,357	$1,546,576
The table below presents the balance of non-performing loans on the dates indicated:

	June 30, 2024	December 31, 2023
	(In thousands)
Residential	$5,258	$5,884
Multifamily	132	146
Junior liens	47	49
Commercial and industrial	771	39
Total non-performing loans	6,208	6,118
Other real estate owned	—	593
Total non-performing assets	$6,208	$6,711

Total Deposits. Total deposits were $1.31 billion at June 30, 2024, an increase of $66.3 million, or 5.3%, from December 31, 2023. Time deposits increased $74.9 million, or 12.6%, to $671.5 million at June 30, 2024 from $596.6 million at December 31, 2023. Checking and savings accounts decreased $8.6 million, or 1.3%, to $639.7 million at June 30, 2024 from $648.3 million at December 31, 2023. Uninsured and uncollateralized deposits to third party customers were $150.9 million, or 12% of total deposits, at the end of the quarter.
The following table presents the totals of deposit accounts by account type, at the dates shown below:

	June 30, 2024	December 31, 2023
	(In thousands)
Non-interest bearing deposits	$24,733	$27,739
NOW and demand accounts (1)	368,386	361,139
Savings (1)	246,559	259,402
Core deposits	639,678	648,280
Time deposits	671,478	596,624
Total deposits	$1,311,156	$1,244,904
(1) Money market accounts are included within the NOW and demand accounts and Savings captions.
Borrowings. The Company had $342.5 million of borrowings at June 30, 2024, a decrease of $55.0 million, or 13.8% from $397.5 million at December 31, 2023 as the increase in deposits were partially used to pay down borrowings. Borrowings consist solely of Federal Home Loan Bank of New York advances.
Total Shareholders’ Equity. Total shareholders’ equity decreased by $10.0 million, or 2.8%, to $345.6 million at June 30, 2024 compared to $355.6 million at December 31, 2023. The decrease was primarily driven by the repurchase of treasury shares and the year-to-date loss. In 2024, the Company repurchased 942,705 shares at a cost of $8.8 million or $9.33 per share.
Off-Balance Sheet. To help manage our interest rate position, the Company had $254.0 million in interest rate hedges at June 30, 2024, with a weighted average duration of 2.7 years and a weighted average rate of 2.51%. This represents a decrease of $5.0 million from December 31, 2023, when we had $259.0 million in interest rate hedges with a weighted average duration of 3.2 years and a weighted average rate of 2.58%. See Note 8, Derivatives and Hedging Activities, of Notes to Consolidated Financial Statements in “Item 1- Financial Statements.”
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
The Company has entered into derivative financial instruments to reduce risk associated with interest rate volatility by matching asset maturities and liability maturities. These derivatives had an aggregate notional amount of $254.0 million as of June 30, 2024.
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
The following table sets forth, at June 30, 2024, the calculation of the estimated changes to the Bank’s net interest income, at the Bank level, that would result from the specified immediate changes in the United States Treasury yield curve. For purposes of this table, 100 basis points equals 1%.

	Net Interest Income
Change in Interest Rates (basis points)	Amount	Change	Percent
	(Dollars in thousands)
+200	$43,400	$(1,017)	(2.3)%
+100	43,792	(625)	(1.4)
0	44,417	—	—
-100	46,256	1,839	4.1
-200	47,763	3,346	7.5
The following table sets forth, at June 30, 2024, the calculation of the estimated changes in our net portfolio value, at the Bank level, that would result from the specified immediate changes in the United States Treasury yield curve. For purposes of this table, 100 basis points equals 1%.

	EVE			NPV as a Percent of Portfolio Value of Assets
Change in Interest Rates (basis points)	Estimated EVE	Estimated Increase (Decrease)
		Amount	Percent	NPV Ratio	Change
	(Dollars in thousands)
+200	$93,473	$(81,627)	(46.6)%	4.6%	(4.0)
+100	133,851	(41,249)	(23.6)	6.5	(2.0)
0	175,100	—	—	8.6	—
-100	216,431	41,331	23.6	10.6	2.0
-200	256,905	81,806	46.7	12.6	4.0
The tables above indicates that at June 30, 2024, in the event of an instantaneous 100 basis point increase in interest rates, we would experience a 24% decrease in EVE. In the event of an instantaneous 100 basis point decrease in interest rates, we would experience a 24% increase in EVE.

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
At June 30, 2024, we had $19.5 million in commitments to originate loans and unused lines of credit totaled $71.7 million. We anticipate that we will have sufficient funds available to meet our current loan origination and lines of credit commitments. Certificates of deposit that are scheduled to mature in less than one year from June 30, 2024 totaled $655.1 million. Management expects, based on historical experience, that a deposit relationship will be retained with a substantial portion of certificate holders. However, if a substantial portion of these deposits is not retained, we may borrow against our available borrowing capacity or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense. Available borrowing capacity at June 30, 2024 was $360.5 million with Federal Home Loan Bank of New York, a $30.0 million line of credit with a correspondent bank and a $3.1 million line of credit with the Federal Reserve Bank of New York. Total available borrowing capacity is 2.6 times total uninsured and uncollateralized deposits to third-party customers. The estimated fair market value of unencumbered securities totaled $313.3 million or 96.1% of the portfolio at June 30, 2024.
We are a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to originate loans, unused lines of credit and standby letters of credit, which involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. Our exposure to credit loss is represented by the contractual amount of the instruments. We use the same credit policies in making commitments that we do for on-balance sheet instruments. Management believes that our current sources of liquidity are more than sufficient to fulfill our obligations as of June 30, 2024 pursuant to off-balance-sheet arrangements and contractual obligations.

The Bank is subject to various regulatory capital requirements administered by the New Jersey Department of Banking and Insurance (“NJDOBI”) and the Federal Deposit Insurance Corporation (“FDIC”). At June 30, 2024, the Bank exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines.

	Actual		Minimum Capital Adequacy		For Classification With Capital Buffer		For Classification as Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2024
Common equity tier 1	$293,395	20.24%	$65,231	4.50%	$101,470	7.00%	$94,222	6.50%
Tier 1 capital	293,395	20.24%	86,974	6.00%	123,213	8.50%	115,966	8.00%
Total capital	306,688	21.16%	115,966	8.00%	152,205	10.50%	144,957	10.00%
Tier 1 (leverage) capital	293,395	14.51%	80,883	4.00%	N/A	N/A	101,104	5.00%
December 31, 2023
Common equity tier 1	$296,238	20.13%	$66,219	4.50%	$103,008	7.00%	$95,650	6.50%
Tier 1 capital	296,238	20.13%	88,292	6.00%	125,081	8.50%	117,723	8.00%
Total capital	310,853	21.12%	117,723	8.00%	154,512	10.50%	147,154	10.00%
Tier 1 (leverage) capital	296,238	14.31%	82,798	4.00%	N/A	N/A	103,497	5.00%
ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1.A. RISK FACTORS
There have been no material changes in risk factors from those identified in the Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES. USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
The following table reports information regarding repurchases of our common stock during the quarter ended June 30, 2024, and the stock repurchase plans approved by our board of directors.

Period	Total Number of Shares Purchased (1)	Average Price paid Per Share	As part of Publicly Announced Plans or Programs	Yet to be Purchased Under the Plans or Programs (2)
April	161,962	8.60	161,962	1,233,719
May	123,800	9.24	123,800	1,109,919
June	100,590	8.83	100,590	1,009,329
Total	386,352	$8.87	386,352
(1)    On February 21, 2024, the Company adopted its fourth repurchase program to repurchase up to 1,203,545 shares, or 5%, of its outstanding common stock. The fourth repurchase program has no expiration date.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
During the second quarter of 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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
101
The following materials from the Company’s Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE FOUNDRY BANCORP

Dated:	August 9, 2024	By:	/s/ James D. Nesci
James D. Nesci
Chief Executive Officer
(Principal Executive Officer)

Dated:	August 9, 2024	By:	/s/ Kelly Pecoraro
Kelly Pecoraro
Chief Financial Officer
(Principal Financial Officer)