Form 10-Q
period 2024-09-30
Blue Foundry Bancorp
filed 2024-11-13
CIK 1846017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

As of November 8, 2024 there were 28,522,500 shares issued and 22,796,274 shares outstanding of the Registrant’s Common Stock, par value $0.01 per share.

BLUE FOUNDRY BANCORP
FORM 10-Q

Part I Financial Information
ITEM 1. FINANCIAL STATEMENTS
BLUE FOUNDRY BANCORP
Consolidated Balance Sheets

	September 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
	(In thousands, except share data )
ASSETS
Cash and cash equivalents	$76,109	$46,025
Securities available-for-sale, at fair value	290,806	283,766
Securities held-to-maturity, net (fair value of $29,257 at September 30, 2024 and $28,323 at December 31, 2023, and allowance for credit losses of $122 at September 30, 2024 and $158 at December 31, 2023)	33,119	33,254
FHLB stock and other investments	18,203	20,346
Loans receivable, net of allowance for credit losses of $13,012 at September 30, 2024 and $14,154 at December 31, 2023	1,537,971	1,546,576
Real estate owned, net	—	593
Interest and dividends receivable	8,386	7,595
Premises and equipment, net	30,161	32,475
Right-of-use assets	24,190	25,172
Bank owned life insurance	22,399	22,034
Other assets	13,749	27,127
Total assets	$2,055,093	$2,044,963
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	$1,318,670	$1,244,904
Advances from the Federal Home Loan Bank	348,500	397,500
Advances by borrowers for taxes and insurance	9,909	8,929
Lease liabilities	25,870	26,777
Other liabilities	12,845	11,213
Total liabilities	1,715,794	1,689,323
Shareholders’ equity
Preferred stock, $0.01 par value, 10,000,000 authorized: none issued	—	—
Common stock $0.01 par value; 70,000,000 shares authorized; 28,522,500 shares issued at September 30, 2024 and December 31, 2023; 22,990,908 and 24,509,950 shares outstanding at September 30, 2024 and December 31, 2023, respectively	285	285
Additional paid-in capital	276,621	273,991
Retained earnings	155,116	164,340
Treasury stock, at cost: 5,531,592 and 4,012,550 shares at September 30, 2024 and December 31, 2023, respectively	(54,696)	(40,016)
Unallocated common shares held by Employee Stock Ownership Plan	(19,395)	(20,080)
Accumulated other comprehensive loss	(18,632)	(22,880)
Total shareholders’ equity	339,299	355,640
Total liabilities and shareholders’ equity	$2,055,093	$2,044,963
See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in thousands, except share data)
Interest and dividend income:
Loans	$17,646	$16,728	$52,408	$48,778
Taxable investment income	3,850	3,339	11,150	9,663
Non-taxable investment income	36	106	108	329
Total interest income	21,532	20,173	63,666	58,770
Interest expense:
Deposits	9,712	7,034	27,257	16,361
Borrowed funds	2,733	3,263	8,332	9,686
Total interest expense	12,445	10,297	35,589	26,047
Net interest income	9,087	9,876	28,077	32,723
Provision for (release of) credit losses	248	(717)	(1,049)	(597)
Net interest income after provision for (release of) credit losses	8,839	10,593	29,126	33,320
Non-interest income:
Fees and service charges	272	291	897	833
Gain on sale of loans	—	—	36	159
Other income	115	78	441	241
Total non-interest income	387	369	1,374	1,233
Non-interest expense:
Compensation and benefits	7,306	6,640	22,490	21,552
Occupancy and equipment	2,230	2,104	6,684	6,210
Data processing	1,412	1,473	4,134	4,609
Advertising	87	85	211	234
Professional services	813	646	2,166	2,390
Federal deposit insurance premiums	236	263	629	599
Other expense	1,183	1,183	3,410	3,425
Total non-interest expenses	13,267	12,394	39,724	39,019
Loss before income tax expense	(4,041)	(1,432)	(9,224)	(4,466)
Income tax expense	—	—	—	—
Net loss	$(4,041)	$(1,432)	$(9,224)	$(4,466)
Basic loss per share	$(0.19)	$(0.06)	$(0.43)	$(0.18)
Diluted loss per share	$(0.19)	$(0.06)	$(0.43)	$(0.18)
Weighted average shares outstanding - basic	21,263,482	23,278,490	21,695,895	24,289,599
Weighted average shares outstanding - diluted (1)	21,263,482	23,278,490	21,695,895	24,289,599
(1)    The assumed vesting of outstanding restricted stock units had an antidilutive effect on diluted earnings per share due to the Company’s net loss for the 2024 and 2023 periods.

See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP
Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Net loss	$(4,041)	$(1,432)	$(9,224)	$(4,466)
Other comprehensive income (loss), net of tax (1):
Unrealized gain (loss) on securities available-for-sale:
Unrealized gain (loss) arising during the period	8,568	(5,926)	7,820	(5,687)
	8,568	(5,926)	7,820	(5,687)
Unrealized (loss) gain on cash flow hedge:
Unrealized (loss) gain arising during the period	(7,940)	3,435	(8,461)	7,144
Reclassification adjustment for gain (loss) included in net loss	1,620	(1,535)	4,882	(3,885)
	(6,320)	1,900	(3,579)	3,259
Post-retirement plans:
Reclassification adjustment for amortization of:
Net actuarial gain (loss)	3	(1)	7	(5)
	3	(1)	7	(5)
Total other comprehensive income (loss), net of tax (1)	2,251	(4,027)	4,248	(2,433)
Comprehensive loss	$(1,790)	$(5,459)	$(4,976)	$(6,899)
(1) Reflects deferred tax valuation allowance.

See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP
Consolidated Statements of Changes in Shareholders’ Equity
Three Months Ended September 30, 2023 and 2024
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Unallocated Common Stock Held by ESOP	Total Shareholders’ Equity
	Shares	Par Value
	(In thousands, except share data)
Balance at June 30, 2023	25,493,422	$285	$272,267	$168,703	$(31,060)	$(23,125)	$(20,536)	$366,534
Net loss	—	—	—	(1,432)	—	—	—	(1,432)
Other comprehensive loss	—	—	—	—	—	(4,027)	—	(4,027)
Purchase of Treasury stock	(298,210)	—	—	—	(2,835)	—	—	(2,835)
Treasury stock allocated to restricted stock plan	(20,800)	—	246	—	(246)	—	—	—
Compensation cost for stock options and restricted stock	—	—	693	—	—	—	—	693
ESOP shares committed to be released (22,818 shares)	—	—	(12)	—	—	—	228	216
Balance at September 30, 2023	25,174,412	$285	$273,194	$167,271	$(34,141)	$(27,152)	$(20,308)	$359,149

Balance at June 30, 2024	23,505,357	285	$275,890	$159,157	$(49,229)	$(20,883)	$(19,623)	$345,597
Net loss	—	—	—	(4,041)	—	—	—	(4,041)
Other comprehensive income	—	—	—	—	—	2,251	—	2,251
Purchase of Treasury stock	(521,685)	—	—	—	(5,556)	—	—	(5,556)
Treasury stock allocated to restricted stock plan, net of forfeitures	7,236	—	(88)	—	89	—	—	1
Compensation cost for stock options and restricted stock	—	—	811	—	—	—	—	811
ESOP shares committed to be released (22,818 shares)	—	—	8	—	—	—	228	236
Balance at September 30, 2024	22,990,908	$285	$276,621	$155,116	$(54,696)	$(18,632)	$(19,395)	$339,299

See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP
Consolidated Statements of Changes in Shareholders’ Equity
Nine Months Ended September 30, 2023 and 2024
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Unallocated Common Stock Held by ESOP	Total Shareholders’ Equity
	Shares	Par Value
	(In thousands, except share data)
Balance at December 31, 2022	27,523,219	$285	$279,454	$171,763	$(12,072)	$(24,719)	$(20,993)	$393,718
Cumulative effect of adopting ASU No. 2016-13	—	—	—	(18)	—	—	—	(18)
Cumulative effect of adopting ASU No. 2022-02	—	—	—	(8)	—	—	—	(8)
Net loss	—	—	—	(4,466)	—	—	—	(4,466)
Other comprehensive loss	—	—	—	—	—	(2,433)	—	(2,433)
Purchase of Treasury stock	(3,060,787)	—	—	—	(30,480)	—	—	(30,480)
Treasury stock allocated to restricted stock plan	711,980	—	(8,411)	—	8,411	—	—	—
Compensation cost for stock options and restricted stock	—	—	2,137	—	—	—	—	2,137
ESOP shares committed to be released (68,454 shares)	—	—	14	—	—	—	685	699
Balance at September 30, 2023	25,174,412	$285	$273,194	$167,271	$(34,141)	$(27,152)	$(20,308)	$359,149

Balance at December 31, 2023	24,509,950	$285	$273,991	$164,340	$(40,016)	$(22,880)	$(20,080)	$355,640
Net loss	—	—	—	(9,224)	—	—	—	(9,224)
Other comprehensive income	—	—	—	—	—	4,248	—	4,248
Purchase of Treasury stock	(1,464,390)	—	—	—	(14,348)	—	—	(14,348)
Treasury stock allocated to restricted stock plan, net of forfeitures	(54,652)	—	314	—	(332)	—	—	(18)
Compensation cost for stock options and restricted stock	—	—	2,348	—		—	—	2,348
ESOP shares committed to be released (68,454 shares)	—	—	(32)	—	—	—	685	653
Balance at September 30, 2024	22,990,908	$285	$276,621	$155,116	$(54,696)	$(18,632)	$(19,395)	$339,299

See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
	(In thousands)
Cash flows from operating activities
Net loss	$(9,224)	$(4,466)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of premises and equipment	2,350	2,072
Amortization (accretion) of:
Right-of-use asset	2,155	2,109
Deferred loan fees, costs, and discounts, net	(73)	(479)
Premiums and discounts on securities	559	810
Release of provision for credit losses	(1,049)	(597)
Proceeds from sales of loans held for sale	486	2,408
Gains on sale of loans, net	(36)	(159)
Origination of loans held for sale	(450)	(4,684)
Loss on disposal of premises and equipment	3	13
Gain on sale of real estate owned	(123)	—
Increase in bank owned life insurance cash surrender value	(365)	(343)
ESOP and stock-based compensation expense	3,001	2,836
Increase in interest and dividends receivable	(791)	(894)
Decrease in other assets	10,184	2,049
Increase (decrease) in other liabilities	1,028	(3,642)
Change in lease liability	(2,080)	(1,946)
Net cash provided by (used in) operating activities	5,575	(4,913)
Cash flows from investing activities
Net change in loans receivable	25,590	(19,217)
Purchases of residential and consumer loans	(15,805)	(6,804)
Proceeds from sale of real estate owned	716	—
Purchases of securities available-for-sale	(44,560)	—
Proceeds from sales and calls of securities available for sale	—	2,520
Principal payments and maturities on securities available-for-sale	44,952	21,821
Purchase of Federal Home Loan Bank stock	(29,885)	(48,425)
Redemption of Federal Home Loan Bank stock	32,153	43,875
Proceeds from bank owned life insurance	—	582
Proceeds from disposal of fixed assets	—	38
Purchases of premises and equipment	(39)	(4,329)
Net cash provided by (used in) investing activities	13,122	(9,939)
Cash flows from financing activities
Net increase (decrease) in deposits	73,766	(35,758)
Proceeds from advances from Federal Home Loan Bank	782,000	1,848,000
Repayments of advances from Federal Home Loan Bank	(831,000)	(1,756,000)
Net increase in advances by borrowers for taxes and insurance	980	313
Purchase of treasury stock	(14,359)	(30,478)
Net cash provided by financing activities	11,387	26,077
Net increase in cash and cash equivalents	30,084	11,225
Cash and cash equivalents at beginning of period	46,025	41,182
Cash and cash equivalents at end of period	$76,109	$52,407

See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
	(In thousands)
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$34,949	$24,794
Taxes	81	36
Supplemental noncash disclosures
Transfers of loans to other real estate owned	—	593
Lease liabilities arising from obtaining right-of-use assets	1,173	2,088

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
Basis of Financial Statement Presentation: The consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles. Certain information and note disclosures usually included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for the preparation of the Quarterly Reports on Form 10-Q and with Regulation S-X. The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the consolidated balance sheets and the consolidated statements of income for the periods presented. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheets and revenues and expenses for the period. Actual results could differ from those estimates. Some items in the prior year financial statements may be reclassified to conform to the current presentation. The results of operations and other data presented for the three and nine months ended September 30, 2024 are not necessarily indicative of the results of operations that may be expected for subsequent periods or the full year results. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed on March 27, 2024.
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
There are no standards not yet adopted.

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SECURITIES
The amortized cost of securities available-for-sale and their estimated fair values at September 30, 2024 and December 31, 2023 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
September 30, 2024
U.S. Treasury notes	$36,622	$62	$(1,067)	$35,617
Corporate bonds	77,153	227	(3,675)	73,705
U.S. Government agency obligations	1,125	—	(85)	1,040
Obligations issued by U.S. states and their political subdivisions	6,373	—	(243)	6,130
Mortgage-backed securities:
Residential	167,025	585	(17,879)	149,731
Multifamily	10,955	—	(626)	10,329
Asset-backed securities	14,432	13	(191)	14,254
Total	$313,685	$887	$(23,766)	$290,806

December 31, 2023
U.S. Treasury notes	$36,935	$—	$(1,875)	$35,060
Corporate bonds	82,248	56	(5,681)	76,623
U.S. Government agency obligations	11,519	—	(379)	11,140
Obligations issued by U.S. states and their political subdivisions	6,423	—	(228)	6,195
Mortgage-backed securities:
Residential	149,808	—	(21,266)	128,542
Multifamily	12,522	—	(999)	11,523
Asset-backed securities	15,010	—	(327)	14,683
Total	$314,465	$56	$(30,755)	$283,766

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost of securities held-to-maturity, allowance for credit losses and their estimated fair values at September 30, 2024 and December 31, 2023, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
September 30, 2024
Corporate bonds	$18,600	$—	$(2,989)	$15,611
Asset-backed securities	14,641	—	(995)	13,646
Total	$33,241	$—	$(3,984)	$29,257
Allowance for credit loss	(122)
	$33,119
December 31, 2023
Corporate bonds	$18,600	$—	$(3,593)	$15,007
Asset-backed securities	14,812	—	(1,496)	13,316
Total	$33,412	$—	$(5,089)	$28,323
Allowance for credit loss	(158)
	$33,254
At September 30, 2024 and December 31, 2023, the allowance for credit losses on securities held-to-maturity totaled $122 thousand and $158 thousand respectively, and related to the corporate bonds. The asset-backed securities are in a AAA tranche determined by a third party. No loss is expected on these securities.
Securities pledged at September 30, 2024 and December 31, 2023 had a carrying amount of $58.6 million and $11.7 million, respectively, and were pledged to our credit line with the Federal Reserve Bank and to secure public deposits.
The amortized cost and fair value of debt securities are shown below by contractual maturity as of September 30, 2024. Expected maturities on mortgage and asset-backed securities generally exceed 20 years; however, they may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized Cost (1)	Estimated Fair Value
	(In thousands)
Available-for-sale
Due in one year or less	$42,941	$42,796
Due from one year to five years	28,331	27,878
Due from five to ten years	43,011	40,700
Due after ten years	6,990	5,118
Mortgage-backed and asset-backed securities	192,412	174,314
Total	$313,685	$290,806
Held-to-maturity
Due from five to ten years	18,600	15,611
Mortgage-backed and asset-backed securities	14,641	13,646
Total	$33,241	$29,257
(1) Excludes the allowance for credit losses on held-to-maturity securities at September 30, 2024.

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
The table below indicates the credit profile of the Company’s debt securities held-to-maturity at amortized cost for the periods shown.

September 30, 2024	AAA	A1	BBB+	BBB	BBB-	Total
	(In thousands)
Corporate bonds	$—	$—	$1,600	$16,000	$1,000	$18,600
Asset-backed securities	8,718	5,923	—	—	—	14,641
Total held-to-maturity	$8,718	$5,923	$1,600	$16,000	$1,000	$33,241

December 31, 2023	AAA	A1	BBB+	BBB	BBB-	Total
	(In thousands)
Corporate bonds	$—	$—	$1,600	$11,000	$6,000	$18,600
Asset-backed securities	8,844	5,968	—	—	—	14,812
Total held-to-maturity	$8,844	$5,968	$1,600	$11,000	$6,000	$33,412
At September 30, 2024 and December 31, 2023, there was one security with a value of $2.0 million included in the BBB rating that had a split rating.

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize available-for-sale securities with unrealized losses at September 30, 2024 and December 31, 2023, aggregated by major security type and length of time in a continuous loss position.

	Less than 12 Months		12 Months or More		Total
	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Number of Securities	Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
September 30, 2024
U.S. Treasury notes	$—	$—	$(1,067)	$25,867	3	$(1,067)	$25,867
Corporate bonds	(9)	9,994	(3,666)	43,022	23	(3,675)	53,016
U.S. Government agency obligations	—	—	(85)	1,040	2	(85)	1,040
Obligations issued by U.S. states and their political subdivisions	—	—	(243)	6,130	5	(243)	6,130
Mortgage-backed securities:
Residential	—	—	(17,879)	120,805	42	(17,879)	120,805
Multifamily	(3)	2,120	(623)	8,209	5	(626)	10,329
Asset-backed securities	—	5,000	(191)	4,242	3	(191)	9,242
Total	$(12)	$17,114	$(23,754)	$209,315	83	$(23,766)	$226,429
December 31, 2023
U.S. Treasury notes	$—	$—	$(1,875)	$35,060	4	$(1,875)	$35,060
Corporate bonds	(7)	8,260	(5,674)	61,156	30	(5,681)	69,416
U.S. Government agency obligations	—	—	(380)	11,140	3	(380)	11,140
Obligations issued by U.S. states and their political subdivisions	—	—	(228)	6,195	5	(228)	6,195
Mortgage-backed securities:
Residential	—	2	(21,266)	128,535	48	(21,266)	128,537
Multifamily	—	—	(999)	11,524	6	(999)	11,524
Asset-backed securities	(21)	4,991	(305)	4,680	3	(326)	9,671
Total	$(28)	$13,253	$(30,727)	$258,290	99	$(30,755)	$271,543
Of the 83 available-for-sale securities in an unrealized loss position at September 30, 2024, 52 are comprised of U.S. Government agency obligations, Treasury notes, and mortgage-backed securities. These securities were all issued by U.S. Government-sponsored entities and agencies, which the government has affirmed its commitment to support. Corporate bonds, obligations issued by U.S. states and their political subdivisions and asset-backed securities in an unrealized loss position all experienced a decline in fair value, which is attributable to changes in interest rates and liquidity, not credit quality. The Company also does not intend to sell these securities, nor does it foresee being required to sell them before the anticipated recovery or maturity.
The following tables summarizes held-to-maturity securities with unrealized losses at September 30, 2024 and December 31, 2023, aggregated by major security type and length of time in a continuous loss position.

	Less than 12 Months		12 Months or More		Total
	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Number of Securities	Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
September 30, 2024
Corporate Bonds	—	—	(2,989)	15,611	9	(2,989)	15,611
Asset-backed securities	—	—	(995)	13,646	2	(995)	13,646
Total	$—	$—	$(3,984)	$29,257	11	$(3,984)	$29,257

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Less than 12 Months		12 Months or More		Total
	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Number of Securities	Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
December 31, 2023
Corporate Bonds	—	—	(3,593)	15,007	9	(3,593)	15,007
Asset-backed securities	—	—	(1,496)	13,316	2	(1,496)	13,316
Total	$—	$—	$(5,089)	$28,323	11	$(5,089)	$28,323
The held-to-maturity securities in an unrealized loss position at September 30, 2024, are corporate bonds and asset-backed securities. Unrealized losses are attributable to changes in interest rates and liquidity, not credit quality. The Company also does not intend to sell these securities, nor does it foresee being required to sell them before the anticipated recovery or maturity.
NOTE 3 – LOANS RECEIVABLE
A summary of loans receivable, net at September 30, 2024 and December 31, 2023, follows:

	September 30, 2024	December 31, 2023
	(In thousands)
Residential	$516,754	$550,929
Multifamily	666,304	682,564
Commercial real estate	241,711	232,505
Construction	80,081	60,414
Junior liens	24,174	22,503
Commercial and industrial	14,228	11,768
Consumer and other	7,731	47
Total loans	1,550,983	1,560,730
Less: Allowance for credit losses (1)	13,012	14,154
Loans receivable, net	$1,537,971	$1,546,576
(1) For more information, see Note 4 - Allowance for Credit Losses.
Loans are recorded at amortized cost, which includes principal balance, net deferred fees or costs, premiums and discounts. The Company elected to exclude accrued interest receivable from amortized cost. Accrued interest receivable is reported separately in the consolidated balance sheets and totaled $6.5 million and $6.1 million at September 30, 2024 and December 31, 2023, respectively. Loan origination fees and certain direct loan origination costs are deferred and the net fee or cost is recognized in interest income as an adjustment of yield. At September 30, 2024 and December 31, 2023, net deferred loan fees totaled $2.2 million and $2.0 million, respectively.
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

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the risk category of loans by class of loan and vintage as of September 30, 2024:

	Term Loans by Origination Year
	2024	2023	2022	2021	2020	Pre-2020	Revolving Loans	Total
	(in thousands)
Residential
Pass	$10,095	$12,976	$92,391	$103,338	$13,975	$279,092	$—	$511,867
Special mention	—	—	—	—	—	647	—	647
Substandard	—	—	—	—	—	4,240	—	4,240
Total	10,095	12,976	92,391	103,338	13,975	283,979	—	516,754
Multifamily
Pass	4,307	16,989	279,121	150,019	34,775	180,968	—	666,179
Substandard	—	—	—	—	—	125	—	125
Total	4,307	16,989	279,121	150,019	34,775	181,093	—	666,304
Commercial real estate
Pass	15,748	26,630	116,483	14,564	14,747	52,692	—	240,864
Special mention	—	—	—	—	—	847	—	847
Total	15,748	26,630	116,483	14,564	14,747	53,539	—	241,711
Construction
Pass	4,198	26,050	32,343	17,490	—	—	—	80,081
Total	4,198	26,050	32,343	17,490	—	—	—	80,081
Junior liens
Pass	4,101	5,046	5,080	1,210	227	8,466	—	24,130
Substandard	—	—	—	—	—	44	—	44
Total	4,101	5,046	5,080	1,210	227	8,510	—	24,174
Commercial and industrial
Pass	5,929	5,966	97	1,520	—	—	—	13,512
Substandard	—	701	—	15	—	—	—	716
Total	5,929	6,667	97	1,535	—	—	—	14,228
Consumer and other
Pass	7,701	—	—	—	—	—	30	7,731
Total	7,701	—	—	—	—	—	30	7,731
Total gross loans	$52,079	$94,358	$525,515	$288,156	$63,724	$527,121	$30	$1,550,983

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

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Past Due and Non-accrual Loans
The following table presents the recorded investment in past due and current loans by loan portfolio class as of September 30, 2024 and December 31, 2023:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans Receivable
	(In thousands)
September 30, 2024
Residential	$629	$425	$3,913	$4,967	$511,787	$516,754
Multifamily	—	—	—	—	666,304	666,304
Commercial real estate	—	—	—	—	241,711	241,711
Construction	—	—	—	—	80,081	80,081
Junior liens	—	150	—	150	24,024	24,174
Commercial and industrial	—	—	15	15	14,213	14,228
Consumer and other	—	—	—	—	7,731	7,731
Total	$629	$575	$3,928	$5,132	$1,545,851	$1,550,983

December 31, 2023
Residential	$887	$752	$3,926	$5,565	$545,364	$550,929
Multifamily	—	—	—	—	682,564	682,564
Commercial real estate	—	—	—	—	232,505	232,505
Construction	—	—	—	—	60,414	60,414
Junior liens	—	—	49	49	22,454	22,503
Commercial and industrial	—	—	39	39	11,729	11,768
Consumer and other	—	—	—	—	47	47
Total	$887	$752	$4,014	$5,653	$1,555,077	$1,560,730
The following tables presents information on non-accrual loans at September 30, 2024 and December 31, 2023:

	Non-accrual	Interest Income Recognized on Non-accrual Loans	Amortized Cost Basis of Loans > 90 Day Past Due and Still Accruing	Amortized Cost Basis of Non-accrual Loans Without Related Allowance
September 30, 2024	(In thousands)
Residential	$4,261	$17	$—	$4,261
Multifamily	125	7	—	125
Junior liens	44	7	—	44
Commercial and industrial	716	—	—	716
Total	$5,146	$31	$—	$5,146

December 31, 2023
Residential	$5,884	$—	$—	$5,884
Multifamily	146	—	—	146
Junior liens	49	—	—	49
Commercial and industrial	39	—	—	39
Total	$6,118	$—	$—	$6,118

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company had no loans held-for-sale at September 30, 2024 and December 31, 2023. Gains and losses on sales of loans are specifically identified and accounted for in accordance with U.S. GAAP.
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
There were no modifications to borrowers experiencing financial difficulty in the third quarter of 2024. The following table presents the amortized cost basis at September 30, 2024, of loan modifications to borrowers experiencing financial difficulty during the nine months ended September 30, 2024, disaggregated by type of modification.

	Payment Delays	Term Extensions	Total Principal	% of Total Class of Loans
	(Dollars in thousands)
Commercial and industrial	$701	$—	$701	4.93%
Total	$701	$—	$701	0.05%

Types of Modifications
Commercial and industrial	Deferral of three payments
The following table presents the amortized cost basis at September 30, 2023, of loan modifications to borrowers experiencing financial difficulty during the three months ended September 30, 2023, disaggregated by type of modification.

	Payment Delays	Term Extensions	Total Principal	% of Total Class of Loans
	(Dollars in thousands)
Residential	$1,158	$—	$1,158	0.20%
Total	$1,158	$—	$1,158	0.07%

Types of Modifications
Residential	Amortize past due balances over the remaining life of the loans
The following table presents the amortized cost basis of loans to borrowers experiencing financial difficulty at September 30, 2023 that were modified during the nine months ended September 30, 2023, disaggregated by type of modification.

	Payment Delays	Term Extensions	Total Principal	% of Total Class of Loans
	(Dollars in thousands)
Residential	$1,910	$374	$2,284	0.40%
Total	$1,910	$374	$2,284	0.15%

Types of Modifications
Residential	Term extensions of 3 months
Amortize past due balances over the remaining life of the loans

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company closely monitors the performance of modified loans to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the payment status and amortized cost basis at September 30, 2024, of loans that were modified during the twelve-month period ended September 30, 2024.

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total
	(In thousands)
Residential	$795	$—	$—	$—	$795
Commercial and industrial	701	—	—	—	701
Total	$1,496	$—	$—	$—	$1,496
The following table presents the payment status and amortized cost basis at September 30, 2023, of loans that were modified during the nine-month period ended September 30, 2023.

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total
	(In thousands)
Residential	$2,282	$—	$—	$—	$2,282
Total	$2,282	$—	$—	$—	$2,282
The Company had $3.9 million and $4.0 million in consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings were in process at September 30, 2024, and December 31, 2023, respectively. At September 30, 2024, the Company had no other real estate owned and reported one property totaling $593 thousand at December 31, 2023.
NOTE 4 – ALLOWANCE FOR CREDIT LOSSES
Allowance for Credit Losses - Loans
The allowance for credit losses on loans is summarized in the following table:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Balance at beginning of period	$13,027	$14,413	$14,154	$13,400
Impact of adopting ASU 2016-13 and ASU 2022-02	—	—	—	668
Charge-offs	(12)	(29)	(45)	(47)
Recoveries	2	2	10	3
Net charge-offs	(10)	(27)	(35)	(44)
Recovery of credit loss on loans	(5)	(514)	(1,107)	(152)
Balance at end of period	$13,012	$13,872	$13,012	$13,872

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the activity in the Company’s allowance for credit losses by class of loans based on the analysis performed for the three months ended September 30, 2024 and 2023:

	Balance at June 30, 2024	Charge-offs	Recoveries	(Recovery of) Provision for Credit Loss - Loans	Balance at September 30, 2024
	(In thousands)
Residential	$1,825	$—	$—	$17	$1,842
Multifamily	6,677	—	—	(84)	6,593
Commercial real estate	3,696	—	—	(36)	3,660
Construction	636	—	—	14	650
Junior liens	84	—	—	4	88
Commercial and industrial	108	—	—	45	153
Consumer and other	1	(12)	2	35	26
Total	$13,027	$(12)	$2	$(5)	$13,012
Consumer and other charge-offs relate to overdrafts in the three months ended September 30, 2024, which originated in the second or third quarter of 2024, as it is our policy to charge these off within 60 days of occurrence.

	Balance at June 30, 2023	Charge-offs	Recoveries	(Recovery of) Provision for Loan Loss	Balance at September 30, 2023
	(In thousands)
Residential	$1,994	$(18)	$—	$(10)	$1,966
Multifamily	7,017	—	—	(194)	6,823
Commercial real estate	3,813	—	—	(85)	3,728
Construction	1,428	—	—	(261)	1,167
Junior liens	50	—	—	4	54
Commercial and industrial	111	—	—	23	134
Consumer and other	—	(11)	2	9	—
Total	$14,413	$(29)	$2	$(514)	$13,872
Consumer and other charge-offs relate to overdrafts in the three months ended September 30, 2023, which originated in the second or third quarter of 2023, as it is our policy to charge these off within 60 days of occurrence.

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the activity in the Company’s allowance for credit losses by class of loans based on the analysis performed for the nine months ended September 30, 2024 and 2023:

	Balance at December 31, 2023	Charge-offs	Recoveries	(Recovery of) Provision for Credit Loss - Loans	Balance at September 30, 2024
	(In thousands)
Residential	$1,968	$—	$—	$(126)	$1,842
Multifamily	7,046	—	—	(453)	6,593
Commercial real estate	3,748	—	—	(88)	3,660
Construction	1,222	—	—	(572)	650
Junior liens	76	—	—	12	88
Commercial and industrial	94	—	—	59	153
Consumer and other	—	(45)	10	61	26
Total	$14,154	$(45)	$10	$(1,107)	$13,012
Consumer and other charge-offs relate to overdrafts in the nine months ended September 30, 2024, which originated in the last quarter of 2023 or the first or third quarter of 2024, as it is our policy to charge these off within 60 days of occurrence.

	Balance at December 31, 2022	Impact of adopting ASU 2016-13	Charge-offs	Recoveries	(Recovery of) Provision for Loan Loss	Balance at September 30, 2023
	(In thousands)
Residential	$2,264	$(183)	$(18)	$—	$(97)	$1,966
Multifamily	5,491	2,057	—	—	(725)	6,823
Commercial real estate	3,357	146	—	—	225	3,728
Construction	1,697	(832)	—	—	302	1,167
Junior liens	451	(405)	—	—	8	54
Commercial and industrial	47	(23)	—	—	110	134
Consumer and other	—	1	(29)	3	25	—
Unallocated	93	(93)	—	—	—	—
Total	$13,400	$668	$(47)	$3	$(152)	$13,872
Consumer and other charge-offs relate to overdrafts in the nine months ended September 30, 2023, which originated in the last quarter of 2022 or the second or third quarter of 2023, as it is our policy to charge these off within 60 days of occurrence.

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table represents the allocation of allowance for loan losses and the related recorded investment, including deferred fees and costs, in loans by loan portfolio segment, disaggregated based on the impairment methodology at September 30, 2024 and December 31, 2023:

	Loans			Allowance for Credit Losses on Loans
September 30, 2024	Individually Evaluated	Collectively Evaluated	Total	Individually Evaluated	Collectively Evaluated	Total
	(In thousands)
Residential	$4,240	$512,514	$516,754	$—	$1,842	$1,842
Multifamily	125	666,179	666,304	—	6,593	6,593
Commercial real estate	—	241,711	241,711	—	3,660	3,660
Construction	—	80,081	80,081	—	650	650
Junior liens	44	24,130	24,174	—	88	88
Commercial and industrial (1)	701	13,527	14,228	—	153	153
Consumer and other	—	7,731	7,731	—	26	26
Total	$5,110	$1,545,873	$1,550,983	$—	$13,012	$13,012
(1) Includes PPP loans which carry the federal guarantee of the SBA and do not have an allowance for credit losses.

	Loans			Allowance for Credit Losses on Loans
December 31, 2023	Individually Evaluated	Collectively Evaluated	Total	Individually Evaluated	Collectively Evaluated	Total
	(In thousands)
Residential	$5,721	$545,208	$550,929	$—	$1,968	$1,968
Multifamily	146	682,418	682,564	—	7,046	7,046
Commercial real estate	—	232,505	232,505	—	3,748	3,748
Construction	—	60,414	60,414	—	1,222	1,222
Junior liens	49	22,454	22,503	—	76	76
Commercial and industrial (1)	—	11,768	11,768	—	94	94
Consumer and other	—	47	47	—	—	—
Unallocated	—	—	—	—	—	—
Total	$5,916	$1,554,814	$1,560,730	$—	$14,154	$14,154
(1) Includes PPP loans which carry the federal guarantee of the SBA and do not have an allowance for credit losses.
Allowance for Credit Losses - Securities
At September 30, 2024 and December 31, 2023, the balance of the allowance of credit losses on securities was $122 thousand and $158 thousand, respectively. The Company recorded a decrease in provision for credit losses on held-to-maturity securities of $11 thousand and $36 thousand for the three and nine months ended September 30, 2024, respectively, and a provision for credit losses on held-to-maturity securities of $2 thousand for both the three and nine months ended September 30, 2023. In addition, the Company recorded an allowance of credit losses on securities of $170 thousand upon adoption of ASU 2016-13 on January 1, 2023. Accrued interest receivable on securities is reported as a component of accrued interest receivable on the consolidated balance sheets and totaled $1.9 million and $1.5 million at September 30, 2024 and December 31, 2023, respectively. The Company made the election to exclude accrued interest receivable from the estimate of credit losses on securities.

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
At September 30, 2024 and December 31, 2023, the balance of the allowance for credit losses for off-balance-sheet exposures was $397 thousand and $303 thousand, respectively. The Company recorded a provision for credit loss on off-balance-sheet exposures of $264 thousand and $94 thousand for the three and nine months ended September 30, 2024, respectively. For the three and nine months ended September 30, 2023, the Company recorded a recovery of provision for credit loss on off-balance-sheet exposures of $201 thousand and $443 thousand, respectively. The Company also recorded a decrease in the allowance for credit losses for off-balance-sheet exposures of $811 thousand upon adoption of ASU 2016-13 on January 1, 2023.
NOTE 5 – LEASES
The Company leases certain office space, land and equipment under operating leases. These leases have original terms ranging from one year to 40 years. Operating lease liabilities and right-of-use assets are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term.
The Company had the following related to operating leases:

	September 30, 2024	December 31, 2023
	(Dollars in thousands)
Right-of-use assets	$24,190	$25,172
Lease liabilities	25,870	26,777
Weighted average remaining lease term for operating leases	9.6 years	10.3 years
Weighted average discount rate used in the measurement of lease liabilities	2.54%	2.40%
The following table is a summary of the Company’s components of net lease cost for the three and nine months ended September 30, 2024 and 2023. The variable lease cost primarily represents variable payments such as common area maintenance and utilities.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Operating lease cost	$882	$873	$2,635	$2,588
Finance lease cost	—	—	—	4
Variable lease cost	75	75	233	202
Total lease cost included as a component of occupancy and equipment	$957	$948	$2,868	$2,794

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents supplemental cash flow information related to operating leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$923	$894	$2,792	$2,596
Operating lease liabilities arising from obtaining right-of-use assets (non-cash):
Operating leases	$311	$—	$1,173	$2,088
Future undiscounted lease payments for operating leases with initial terms of one year or more as of September 30, 2024 are as follows:

Through September 30,	(In thousands)
2024	$1,968
2025	3,295
2026	3,253
2027	3,133
2028	2,785
Thereafter	14,656
Total undiscounted lease payments	29,090
Less: imputed interest	3,220
Total	$25,870
NOTE 6 – DEPOSITS
Deposits at September 30, 2024 and December 31, 2023 are summarized as follows:

	September 30, 2024	December 31, 2023
	(In thousands)
Non-interest bearing deposits	$22,254	$27,739
NOW and demand accounts	357,503	361,139
Savings	237,651	259,402
Time deposits	701,262	596,624
Total	$1,318,670	$1,244,904
Money market accounts are included within the NOW and demand accounts and savings captions. Included in time deposits are brokered deposits totaling $125.0 million at both September 30, 2024 and December 31, 2023.
Time deposits mature as follows for the years ending December 31:

(In thousands)
Remainder of 2024	$310,382
2025	381,611
2026	4,335
2027	2,560
2028	1,803
2029	571
$701,262

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCK-BASED COMPENSATION
Employee Stock Ownership Plan
The Company maintains an Employee Stock Ownership Plan (“ESOP”), a tax-qualified plan designed to invest primarily in the Company’s common stock. The ESOP provides employees with the opportunity to receive a funded retirement benefit from the Bank, based primarily on the value of the Company’s common stock.
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
At September 30, 2024, the principal balance on the ESOP loan was $20.6 million. There were no contributions to the ESOP during the three and nine months ended September 30, 2024, as loan payments are made annually during the fourth quarter of each year. ESOP shares are committed to be released from unallocated and compensation expense is recognized over the service period. At September 30, 2024 and December 31, 2023, there were 2,007,984 unallocated shares and 273,816 shares allocated to participants. The fair value of unallocated shares at September 30, 2024 and December 31, 2023 was $20.6 million and $19.4 million, respectively, computed using the closing trading price of the Company’s common stock on each date.
For the three and nine months ended September 30, 2024, ESOP compensation expense for the shares committed to be released from unallocated was $236 thousand and $653 thousand, respectively. Shares committed to be released from unallocated was 22,818 and 68,454 for the three and nine months ended September 30, 2024. For the three and nine months ended September 30, 2023, ESOP compensation expense for the shares committed to be released from unallocated was $216 thousand and $699 thousand, respectively. Shares committed to be released from unallocated total 22,818 and 68,454 for three and nine months ended September 30, 2023.
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
No stock options were granted during the third quarter of 2024. There were 48,133 stock options granted during the first nine months of 2024. The fair value of stock options granted during the first quarter of 2024 were estimated utilizing the Black-Scholes option pricing model: an expected life of 6.50 years, risk-free rate of 3.94%, volatility of 32.26% and a dividend yield of 0.84%. There were no stock options granted during the three and nine months ended September 30, 2023. Due to the limited historical information of the Company’s stock, management considered the weighted historical volatility of the Company and similar entities for an appropriate period in determining the

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

volatility rate used in the estimation of fair value. The expected life of the stock option was estimated using the simplified method. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company recognizes compensation expense for the fair values of these awards, which have straight-line vesting, on a straight-line basis over the requisite service period of the awards. Upon exercise of vested options, management expects to draw on treasury stock as the source for shares.
The following is a summary of the Company’s stock option activity and related information for the nine months ended September 30, 2024:

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Outstanding - December 31, 2023	2,475,363	$4.12	$11.65	8.8
Granted	48,133	3.67	9.95	6.5
Forfeited	(227,826)	4.23	11.73
Expired	(37,045)	4.23	11.73
Outstanding - September 30, 2024	2,258,625	$4.10	$11.60	8.0
Exercisable - September 30, 2024	509,118
Expected future expense relating to the non-vested options outstanding as of September 30, 2024 is $6.3 million over a weighted average period of 4.5 years.
On September 18, 2024 the Company granted to employees, under the 2022 Equity Incentive plan, 10,000 restricted stock awards with a total grant-date fair value of $109 thousand. This grant vest ratably over a three-year period.
In addition, during the first quarter of 2024, the Company granted to directors and employees, under the 2022 Equity Incentive Plan, 184,625 restricted stock awards with a total grant-date fair value of $1.8 million. Of these grants, 2,900 vest one year from the date of grant, 19,255 and 162,470 vest in equal installments over five and six years, respectively, beginning one year from the date of grant. The Company also issued 193,070 performance-based restricted stock awards to its officers with a total grant date fair value of $1.8 million. Vesting of the performance-based restricted stock units will be based on achievement of certain levels of loan growth, deposit growth and net interest margin and will convert to a four-year time vest after the three-year measurement period ending December 31, 2026. At the end of the performance period, the number of actual shares to be awarded may vary between 0% and 100% of target amounts.
During the first quarter of 2024, 347,640 of performance-based restricted stock awards were forfeited when none of the performance target metrics were met. This forfeiture amount of performance shares is included in the total forfeited restricted shares for the nine months ended September 30, 2024, as shown in the table below.
The following is a summary of the status of the Company’s restricted shares as of September 30, 2024 and changes therein during the nine months ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Outstanding - December 31, 2023	944,262	$11.88
Granted	387,695	9.55
Forfeited	(442,347)	11.76
Vested	(115,415)	11.76
Outstanding - September 30, 2024	774,195	$10.80
Expected future expense relating to the non-vested restricted shares outstanding as of September 30, 2024 is $7.6 million over a weighted average period of 4.7 years.

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the share-based compensation expense for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Stock option expense	$373	$403	$1,087	$1,199
Restricted stock expense	438	290	1,261	938
Total share-based compensation expense	$811	$693	$2,348	$2,137
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
The Company had interest rate swaps with notional amounts totaling $274.0 million and $259.0 million at September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024 and December 31, 2023, they were designated as cash flow hedges of certain Federal Home Loan Bank (“FHLB”) advances and brokered deposits. They were determined to be highly effective during all periods presented. The Company expects the hedges to remain highly effective during the remaining terms of the swaps.
Summary information about the interest rate swaps designated as cash flow hedges as of period-end is as follows:

	September 30, 2024	December 31, 2023
	(Dollars in thousands)
Notional amounts	$274,000	$259,000
Weighted average pay rates	2.98%	2.91%
Weighted average receive rates	5.14%	5.49%
Weighted average maturity	2.5 years	3.2 years

Gross unrealized gain included in other assets	$5,978	$9,047
Gross unrealized loss included in other liabilities	1,975	1,465
Unrealized gains, net	$4,003	$7,582
At September 30, 2024, the Company held $4.2 million as cash collateral pledged from the counterparty for these interest-rate swaps and had no securities or cash pledged to the counterparty. At December 31, 2023, the Company held $8.1 million as cash collateral pledged from the counterparty and had no securities or cash pledged to the counterparty.
Interest income or expense recorded on these swap transactions is reported as a component of interest expense on FHLB advances or brokered deposits. Interest income during the three months ended September 30, 2024 and 2023 totaled $1.6 million and $1.5 million, respectively. Interest income during the nine months ended September 30, 2024 and 2023 totaled $4.9 million and $3.9 million, respectively. At September 30, 2024, the Company expected $1.4 million of the unrealized gain to be reclassified as a reduction to interest expense during the remainder of 2024.

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Cash Flow Hedge
The effect of cash flow hedge accounting on accumulated other comprehensive income for the three and nine months ended September 30, 2024 and 2023 is as follows:

	Amount of (Loss) Gain Recognized in OCI (Net of Tax) on Derivative (1)	Location of Gain (Loss) Reclassified from OCI into Income/(Expense)	Amount of Gain Reclassified from OCI to Expense
	(In thousands)
Three months ended September 30, 2024
Interest rate contracts	$(6,320)	Interest Expense	$1,620

Three months ended September 30, 2023
Interest rate contracts	$1,900	Interest Expense	$1,535

Nine Months Ended September 30, 2024
Interest rate contracts	$(3,579)	Interest Expense	$4,882

Nine Months Ended September 30, 2023
Interest rate contracts	$3,259	Interest Expense	$3,885
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
The following table presents the components of other comprehensive income (loss) both gross and net of tax, inclusive of a deferred tax valuation allowance, for the periods indicated:

	Three Months Ended September 30,
	2024			2023
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
	(In thousands)
Unrealized gain (loss) on securities available-for-sale:
Unrealized gain (loss) arising during the period	$8,568	$—	$8,568	$(5,926)	$—	$(5,926)
Unrealized (loss) gain on cash flow hedge:
Unrealized (loss) gain arising during the period	(7,940)	—	(7,940)	3,435	—	3,435
Reclassification adjustment for gain (loss) included in net loss	1,620	—	1,620	(1,535)	—	(1,535)
Total (loss) gain	(6,320)	—	(6,320)	1,900	—	1,900
Post-retirement plans:
Reclassification adjustment for amortization of:
Net actuarial gain (loss)	3	—	3	(1)	—	(1)
Total other comprehensive income	$2,251	$—	$2,251	$(4,027)	$—	$(4,027)

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30,
	2024			2023
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
	(In thousands)
Unrealized gain (loss) on securities available-for-sale:
Unrealized gain (loss) arising during the period	$7,820	$—	$7,820	$(5,687)	$—	$(5,687)
Unrealized (loss) gain on cash flow hedge:
Unrealized (loss) gain arising during the period	(8,461)	—	(8,461)	7,144	—	7,144
Reclassification adjustment for gain (loss) included in net loss	4,882	—	4,882	(3,885)	—	(3,885)
Total (loss) gain	(3,579)	—	(3,579)	3,259	—	3,259
Post-retirement plans:
Reclassification adjustment for amortization of:
Net actuarial gain (loss)	7	—	7	(5)	—	(5)
Total	7	—	7	(5)	—	(5)
Total other comprehensive income	$4,248	$—	$4,248	$(2,433)	$—	$(2,433)
The following is a summary of the changes in accumulated other comprehensive income by component, net of tax, inclusive of a deferred tax valuation allowance, for the periods indicated:

	Unrealized Gains on Cash Flow Hedges	Unrealized Losses on Available-for-Sale Securities	Post-Retirement Plans	Total
	(In thousands)
Balance at June 30, 2024	$10,323	$(31,447)	$241	$(20,883)
Other comprehensive (loss) income before reclassification	(7,940)	8,568	—	628
Amounts reclassified from accumulated other comprehensive income	1,620	—	3	1,623
Net current period other comprehensive (loss) gain	(6,320)	8,568	3	2,251
Balance at September 30, 2024	$4,003	$(22,879)	$244	$(18,632)

	Unrealized Gains on Cash Flow Hedges	Unrealized Losses on Available-for-Sale Securities	Post-Retirement Plans	Total
	(In thousands)
Balance at June 30, 2023	$12,450	$(35,944)	$369	$(23,125)
Other comprehensive income (loss) before reclassification	3,435	(5,926)	—	(2,491)
Amounts reclassified from accumulated other comprehensive income	(1,535)	—	(1)	(1,536)
Net current period other comprehensive gain (loss)	1,900	(5,926)	(1)	(4,027)
Balance at September 30, 2023	$14,350	$(41,870)	$368	$(27,152)

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Unrealized Gains and (Losses) on Cash Flow Hedges	Unrealized Gains and (Losses) on Available-for-Sale Securities	Post-Retirement Plans	Total
	(In thousands)
Balance at December 31, 2023	$7,582	$(30,699)	$237	$(22,880)
Other comprehensive (loss) income before reclassification	(8,461)	7,820	—	(641)
Amounts reclassified from accumulated other comprehensive income	4,882	—	7	4,889
Net current period other comprehensive (loss) gain	(3,579)	7,820	7	4,248
Balance at September 30, 2024	$4,003	$(22,879)	$244	$(18,632)

	Unrealized Gains and (Losses) on Cash Flow Hedges	Unrealized Gains and (Losses) on Available-for-Sale Securities	Post-Retirement Plans	Total
	(In thousands)
Balance at December 31, 2022	$11,091	$(36,183)	$373	$(24,719)
Other comprehensive income (loss) before reclassification	7,144	(5,687)	—	1,457
Amounts reclassified from accumulated other comprehensive loss	(3,885)	—	(5)	(3,890)
Net current period other comprehensive gain (loss)	3,259	(5,687)	(5)	(2,433)
Balance at September 30, 2023	$14,350	$(41,870)	$368	$(27,152)
The following table presents information about amounts reclassified from accumulated other comprehensive income (loss) to the consolidated statements of income for the periods indicated:

Details about Accumulated Other Comprehensive Income Components	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Statement Where Net Income is Presented
	2024	2023	2024	2023
	(In thousands)
Losses on cash flow hedges:
Interest rate contracts	$(1,620)	$1,535	$(4,882)	$3,885	Interest expense
Amortization of post-retirement plan items:
Net actuarial loss	(3)	1	(7)	5	Compensation and employee benefits
Total tax effect (1)	—	—	—	—	Income tax expense
Total reclassification for the period, net of tax	$(1,623)	$1,536	$(4,889)	$3,890
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

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the fair value of assets and liabilities as of September 30, 2024:

		Fair Value Measurements at September 30, 2024, Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Measured on a recurring basis:
Financial assets
Securities available-for-sale:
U.S. Treasury notes	$35,617	$35,617	$—	$—
Corporate bonds	73,705	—	73,705	—
U.S. Government agency obligations	1,040	1,040	—	—
Obligations issued by U.S. states and their political subdivisions	6,130	—	6,130	—
Mortgage-backed securities:
Residential	149,731	—	149,731	—
Multifamily	10,329	—	10,329	—
Asset-backed securities	14,254	—	14,254	—
Total securities available-for-sale	290,806	36,657	254,149	—
Derivatives	5,978	—	5,978	—
Total financial assets measured on a recurring basis	$296,784	$36,657	$260,127	$—
Financial liabilities
Derivatives	$1,975	$—	$1,975	$—
Measured on a nonrecurring basis:
Nonfinancial assets
Real estate owned	$—	$—	$—	$—

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
The following tables present the book value, fair value, and placement in the fair value hierarchy of financial instruments not recorded at fair values in their entirety on a recurring basis on the Company’s consolidated balance sheets at September 30, 2024 and December 31, 2023. The fair value measurements presented are consistent with Topic 820, Fair Value Measurement, in which fair value represents exit price.
These tables exclude financial instruments for which the carrying amount approximates fair value. Financial instruments for which the carrying amount approximates fair value include cash and cash equivalents, other investments, non-maturity deposits, overnight borrowings and accrued interest, which are excluded from the table below.
The carrying amounts and fair value of financial instruments not carried at fair value, at September 30, 2024 and December 31, 2023, are as follows:

		Fair Value Measurements at September 30, 2024, Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Book Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Measured on a non-recurring basis:
Financial assets
Securities held-to-maturity:
Corporate bonds	$18,600	$—	$15,611	$—
Asset-backed securities	14,641	—	13,646	—
Securities held-to-maturity	33,241	—	29,257	—
Loans, net	1,537,971	—	—	1,453,472
Financial liabilities
Time deposits	701,262	—	700,725	—
FHLB advances	348,500	—	356,025	—
		Fair Value Measurements at December 31, 2023, Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Book Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Measured on a non-recurring basis:
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
The following table presents the Company’s sources of revenue from contracts with customers for the three and nine months ended September 30, 2024 and 2023, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)

Service charges on deposits	$213	$205	$656	$636
Interchange income	16	13	45	38
Total revenue from contracts with customers	$229	$218	$701	$674
Service Charges on Deposit Accounts: The Company earns fees from its deposit customers for transaction-based account maintenance. Transaction based fees, which include services such as ATM use fees, stop payment charges, statement rendering and wire transfer fees, are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer’s request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation.
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
Shares held by the ESOP that have not been allocated to employees in accordance with the terms of the ESOP, referred to as “unallocated ESOP shares,” are not deemed outstanding for earnings per share calculations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Income in thousands, except share data)
Net loss applicable to common shares	$(4,041)	$(1,432)	$(9,224)	$(4,466)
Shares
Average number of common shares outstanding	23,214,421	25,320,701	23,669,569	26,354,461
Less: Average unallocated ESOP shares	1,950,939	2,042,211	1,973,674	2,064,862
Average number of common shares outstanding used to calculate basic earnings per common share	21,263,482	23,278,490	21,695,895	24,289,599
Common stock equivalents	—	—	—	—
Average number of common shares outstanding used to calculate diluted earnings per common share	21,263,482	23,278,490	21,695,895	24,289,599
Loss per common share
Basic	$(0.19)	$(0.06)	$(0.43)	$(0.18)

Diluted	$(0.19)	$(0.06)	$(0.43)	$(0.18)
Excluded from the earnings per share calculation are anti-dilutive equity awards for the three and nine months ended September 30, 2024, totaling 889,399 and 1,247,575, respectively. For the three and nine months ended September 30, 2023, anti-dilutive equity awards totaling 1,496,475 and 1,278,351, respectively, were excluded from the earnings per share calculation. Due to the Company’s net loss for the three and nine months ended September 30, 2024 and 2023, the assumed vesting of outstanding restricted stock units had an antidilutive effect on diluted earnings per share.
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
Stock Repurchase Program
On November 8, 2024, the Company adopted a program to repurchase up to 1,139,420 shares, or 5%, of its outstanding common stock commencing upon the completion of the Company’s existing stock repurchase program. As of November 8, 2024, the Company completed the initial stock repurchase plan and has repurchased 4,700 shares under the new repurchase plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section is intended to assist in the understanding of the financial performance of the Company and its subsidiary through a discussion of our financial condition as of September 30, 2024, and our results of operations for the three and nine month periods ended September 30, 2024 and 2023. This section should be read in conjunction with the unaudited interim condensed consolidated financial statements and notes thereto of the Company appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements: changes in the interest rate environment that may reduce our margins and yields, the fair value of financial instruments or our level of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make; adverse changes in the securities or secondary mortgage markets; changes in monetary or fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; general economic conditions, either nationally or in our market areas, that are worse than expected; changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses; our ability to access cost-effective funding; fluctuations in real estate values and both residential and commercial real estate market conditions; demand for loans and deposits in our market area; our ability to implement and change our business strategies; competition among depository and other financial institutions; changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, capital requirements and insurance premiums; changes in the quality or composition of our loan or investment portfolios; technological changes that may be more difficult or expensive than expected; a failure or breach of our operational or security systems or infrastructure, including cyber-attacks; the inability of third party providers to perform as expected; our ability to manage market risk, credit risk and operational risk in the current economic environment; our ability to enter new markets successfully and capitalize on growth opportunities; our ability to successfully integrate into our operations any assets, liabilities, customers, systems and management personnel we may acquire and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related there to; changes in consumer spending, borrowing and savings habits; changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board; our ability to retain key employees; the current or anticipated impact of military conflict, terrorism or other geopolitical events; the ability of the U.S. Government to manage federal debt limits; and changes in the financial condition, results of operations or future prospects of issuers of securities that we own.
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
Comparison of Operating Results for the Three Months Ended September 30, 2024 and 2023
General. The Company recorded a net loss of $4.0 million for the three months ended September 30, 2024, compared to a net loss of $1.4 million for the three months ended September 30, 2023.
Interest Income. Interest income for the three months ended September 30, 2024 was $21.5 million, an increase of $1.4 million, or 6.7%, from $20.2 million for the three months ended September 30, 2023, driven by increases in the rates earned on all categories of interest-earning assets, partially offset by a decrease in the average balances of all categories of interest-earning assets. The yield on average interest-earning assets increased 35 basis points to 4.32% for the three months ended September 30, 2024 from 3.97% for the three months ended September 30, 2023.
Interest Expense. Interest expense was $12.4 million for the three months ended September 30, 2024 compared to $10.3 million for the three months ended September 30, 2023, an increase of $2.1 million primarily driven by increases in rates paid on interest-bearing liabilities. The average balance of time deposits increased $130.3 million, while the average balances of interest-bearing core deposits and FHLB advances decreased $86.2 million and $48.3 million, respectively, when compared to the third quarter of 2023. The cost of average interest-bearing liabilities increased 54 basis points to 3.03% for the three months ended September 30, 2024 from 2.49% for the three months ended September 30, 2023.
Net Interest Income. Net interest income was $9.1 million and $9.9 million for the three months ended September 30, 2024 and 2023, respectively. Net interest rate spread decreased 19 basis points to 1.29% and net interest margin decreased 12 basis points to 1.82%.
Provision for Credit Losses. The Company recorded a $248 thousand provision for credit losses for the three months ended September 30, 2024, compared to a $717 thousand release of provision for credit losses for the same period of 2023. During the three months ended September 30, 2024, the provision for off-balance sheet exposures of $264 thousand was driven by an increase in unused lines and commitments to originate loans. The provision included a release of provision of $11 thousand and $5 thousand on securities and loans, respectively. As of September 30, 2024, the Allowance for Credit Losses on loans as a percentage of total loans was 0.84%.
Non-interest Income. Non-interest income totaled $387 thousand and $369 thousand for the third quarters of 2024 and 2023, respectively, an increase of $18 thousand, or 4.9%, when comparing the two periods.
Non-interest Expense. Non-interest expense increased $873 thousand to $13.3 million for the third quarter of 2024 when compared to the same period in 2023. The increase was primarily driven by increases of $666 thousand in compensation and benefits expenses, $167 thousand in professional fees and $126 thousand in occupancy and equipment expense, partially offset by decreases of $61 thousand in data processing expense and $27 thousand in FDIC premiums.
Income Tax Expense. The Company did not record a tax benefit for the loss incurred during the current or previous year quarter due to the full valuation allowance required on its deferred tax assets. The Company’s current tax position reflects the previously established full valuation allowance on its deferred tax assets. At September 30, 2024, the valuation allowance on deferred tax assets was $22.2 million.

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

	Three Months Ended September 30,
	2024			2023
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
Assets:
Loans (1)	$1,548,962	$17,646	4.53%	$1,577,173	$16,728	4.21%
Mortgage-backed securities	181,596	1,186	2.60%	170,326	840	1.96%
Other investment securities	173,008	1,527	3.51%	194,953	1,507	3.07%
FHLB stock	17,666	406	9.15%	21,047	456	8.60%
Cash and cash equivalents	61,507	767	4.96%	51,884	642	4.91%
Total interest-earning assets	1,982,739	21,532	4.32%	2,015,383	20,173	3.97%
Non-interest earning assets	61,787			58,042
Total assets	$2,044,526			$2,073,425
Liabilities and shareholders' equity:
NOW, savings, and money market deposits	$598,048	$1,925	1.28%	$684,228	$2,123	1.23%
Time deposits	688,570	7,787	4.50%	558,252	4,911	3.49%
Interest-bearing deposits	1,286,618	9,712	3.00%	1,242,480	7,034	2.25%
FHLB advances	347,076	2,733	3.13%	395,359	3,263	3.27%
Total interest-bearing liabilities	1,633,694	12,445	3.03%	1,637,839	10,297	2.49%
Non-interest bearing deposits	23,421			25,540
Non-interest bearing other	43,713			44,628
Total liabilities	1,700,828			1,708,007
Total shareholders' equity	343,698			365,418
Total liabilities and shareholders' equity	$2,044,526			$2,073,425
Net interest income		$9,087			$9,876
Net interest rate spread (2)			1.29%			1.48%
Net interest margin (3)			1.82%			1.94%
(1) Average loan balances are net of deferred loan fees and costs, premiums and discounts and include non-accrual loans.
(2) Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(3) Net interest margin represents net interest income divided by average interest-earning assets.

Comparison of Operating Results for the Nine Months Ended September 30, 2024 and 2023
General. The Company recorded a net loss of $9.2 million and $4.5 million for the nine months ended September 30, 2024 and 2023, respectively.
Interest Income. Interest income totaled $63.7 million and $58.8 million for the nine months ended September 30, 2024 and 2023, respectively. This represents an increase of $4.9 million, or 8.3%, driven primarily by increases in rates earned on all categories of interest-earning assets. Average interest-earning assets declined $39.1 million from the prior year period to $1.97 billion for the nine months ended September 30, 2024. The yield on average interest-earning assets increased 39 basis points to 4.30% for the nine months ended September 30, 2024, from 3.91% for the same period in 2023.
Interest Expense. For the nine months ended September 30, 2024, interest expense increased $9.5 million to $35.6 million when compared to the 2023 period due primarily to increases in the rates paid on interest-bearing liabilities. Average interest-bearing deposit balances increased $37.0 million when compared to the 2023 period, while average borrowings decreased $43.3 million. The cost of average interest-bearing liabilities increased 78 basis points to 2.93% for the nine months ended September 30, 2024 from 2.15% for the same period in 2023.
Net Interest Income. Net interest income was $28.1 million and $32.7 million for the nine months ended September 30, 2024 and 2023, respectively, a $4.6 million decrease. Net interest rate spread was 1.37% for the nine months ended September 30, 2024 compared to 1.76%, a decrease of 39 basis points. For the nine months ended September 30, 2024 and 2023, the net interest margin was 1.90% and 2.18%, respectively, a decrease of 28 basis points.
Provision for Credit Losses. The Company recorded a release of provision for credit losses totaling $1.0 million and $597 thousand for the nine months ended September 30, 2024 and 2023, respectively. The release of provision on loans and securities totaled $1.1 million and $36 thousand, respectively, while a provision was recorded on commitments and letters of credit of $94 thousand for the nine months ended September 30, 2024. The decrease in the provision for credit losses was primarily driven by forecasted improvements to economic drivers utilized to model credit losses, coupled with a decline in loan balances. The provision on commitments and letters of credit for the 2024 period was due to an increase in unused lines.
Non-interest Income. For the nine months ended September 30, 2024 and 2023, non-interest income was $1.4 million and $1.2 million, respectively. The increase of $141 thousand, or 11.4%, was due, in part, to a gain on sale of REO property of $123 thousand recorded in the second quarter of 2024.
Non-interest Expense. Non-interest expense totaled $39.7 million and $39.0 million for the nine months ended September 30, 2024 and 2023, respectively, an increase of $705 thousand. The increase was primarily driven by increases of $938 thousand in compensation and benefits expense and $474 thousand in occupancy and equipment expense. These increases were partially offset by decreases in data processing of $475 thousand and professional fees of $224 thousand. The Company added a branch to its network in the fourth quarter of 2023.
Income Tax Expense. The Company did not record a tax benefit for the loss incurred during the first nine months of the current or previous year due to the full valuation allowance required on its deferred tax assets. The Company’s current tax position reflects the previously established full valuation allowance on its deferred tax assets. At September 30, 2024, the valuation allowance on deferred tax assets was $22.2 million.

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

	Nine Months Ended September 30,
	2024			2023
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
Assets:
Loans (1)	$1,551,734	$52,408	4.50%	$1,571,204	$48,778	4.15%
Mortgage-backed securities	169,765	3,022	2.37%	174,742	2,789	2.13%
Other investment securities	177,455	4,867	3.65%	197,522	4,523	3.06%
FHLB stock	18,335	1,345	9.77%	21,343	1,106	6.93%
Cash and cash equivalents	54,810	2,024	4.92%	46,363	1,574	4.54%
Total interest-earning assets	1,972,099	63,666	4.30%	2,011,174	58,770	3.91%
Non-interest earning assets	59,245			56,762
Total assets	$2,031,344			$2,067,936
Liabilities and shareholders' equity:
NOW, savings, and money market deposits	$608,677	$5,816	1.27%	$753,419	$6,350	1.13%
Time deposits	654,639	21,441	4.36%	472,866	10,011	2.83%
Interest-bearing deposits	1,263,316	27,257	2.87%	1,226,285	16,361	1.78%
FHLB advances	352,544	8,332	3.15%	395,800	9,686	3.27%
Total interest-bearing liabilities	1,615,860	35,589	2.93%	1,622,085	26,047	2.15%
Non-interest bearing deposits	24,992			23,092
Non-interest bearing other	42,120			44,572
Total liabilities	1,682,972			1,689,749
Total shareholders' equity	348,372			378,187
Total liabilities and shareholders' equity	$2,031,344			$2,067,936
Net interest income		$28,077			$32,723
Net interest rate spread (2)			1.37%			1.76%
Net interest margin (3)			1.90%			2.18%
(1) Average loan balances are net of deferred loan fees and costs, premiums and discounts and include non-accrual loans.
(2) Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(3) Net interest margin represents net interest income divided by average interest-earning assets.

Comparison of Financial Condition at September 30, 2024 and December 31, 2023
Total Assets. Total assets were $2.06 billion and $2.04 billion at September 30, 2024 and December 31, 2023, respectively.
Cash and cash equivalents. Cash and cash equivalents increased $30.1 million, or 65%, to $76.1 million at September 30, 2024 from $46.0 million at December 31, 2023 as deposit growth and loan repayments outpaced loan originations.
Securities available-for-sale. Securities available-for-sale increased $7.0 million, or 2.5%, to $290.8 million at September 30, 2024 from $283.8 million at December 31, 2023, driven by a favorable increase of $7.8 million in the unrealized loss on available-for-sale securities, partially offset by maturities, calls and paydowns that outpaced purchases during the period.
Securities held-to-maturity. Held-to-maturity securities totaled $33.1 million and $33.3 million at September 30, 2024 and December 31, 2023, respectively.
FHLB stock and other investments. Other investments decreased $2.1 million to $18.2 million at September 30, 2024 due to a decrease in the amount of Federal Home Loan Bank stock held by the Company as a result of a reduction of borrowings from FHLB.
Gross Loans. Gross loans held for investment decreased $9.7 million to $1.55 billion at September 30, 2024, from $1.56 billion at December 31, 2023. Residential loans and multifamily loans decreased $34.2 million and $16.3 million, respectively, partially offset by increases in construction loans of $19.7 million, commercial real estate loans of $9.2 million and consumer loans of $7.7 million. During the third quarter, the Company purchased $7.8 million of residential loans and an $8.0 million participation in a pool of consumer loans. Year-to-date in 2024, loan fundings include $17.2 million in construction loans, $7.0 million in commercial and industrial loans and $2.7 million in junior liens.
The following table presents loans at September 30, 2024 and December 31, 2023 allocated by loan category:

	September 30, 2024	December 31, 2023
	(In thousands)
Residential	$516,754	$550,929
Multifamily	666,304	682,564
Commercial real estate	241,711	232,505
Construction	80,081	60,414
Junior liens	24,174	22,503
Commercial and industrial	14,228	11,768
Consumer and other	7,731	47
Total loans	1,550,983	1,560,730
Less: Allowance for credit losses	13,012	14,154
Loans receivable, net	$1,537,971	$1,546,576
The table below presents the balance of non-performing loans on the dates indicated:

	September 30, 2024	December 31, 2023
	(In thousands)
Residential	$4,261	$5,884
Multifamily	125	146
Junior liens	44	49
Commercial and industrial	716	39
Total non-performing loans	5,146	6,118
Other real estate owned	—	593
Total non-performing assets	$5,146	$6,711
Total Deposits. Total deposits were $1.32 billion at September 30, 2024, an increase of $73.8 million, or 5.9%, from December 31, 2023. Time deposits increased $104.6 million, or 17.5%, to $701.3 million at September 30, 2024 from $596.6 million at December 31, 2023. Checking and savings accounts decreased $30.9 million, or 4.8%, to $617.4 million at September 30, 2024 from $648.3 million at December 31, 2023. Uninsured and uncollateralized deposits to third party customers were $159.6 million, or 12% of total deposits, at the end of the quarter.
The following table presents the totals of deposit accounts by account type, at the dates shown below:

	September 30, 2024	December 31, 2023
	(In thousands)
Non-interest bearing deposits	$22,254	$27,739
NOW and demand accounts (1)	357,503	361,139
Savings (1)	237,651	259,402
Core deposits	617,408	648,280
Time deposits	701,262	596,624
Total deposits	$1,318,670	$1,244,904
(1) Money market accounts are included within the NOW and demand accounts and savings captions.
Borrowings. The Company had $348.5 million of borrowings at September 30, 2024, a decrease of $49.0 million, or 12.3% from $397.5 million at December 31, 2023 as the increase in deposits were partially used to pay down borrowings. Borrowings consist solely of Federal Home Loan Bank of New York advances.
Total Shareholders’ Equity. Total shareholders’ equity decreased by $16.3 million, or 4.6%, to $339.3 million at September 30, 2024 compared to $355.6 million at December 31, 2023. The decrease was primarily driven by the repurchase of treasury shares, including net shares, of 1,464,390 shares at a cost of $14.4 million or $9.80 per share. Additionally, the year-to-date loss, partially offset by favorable changes in accumulated other comprehensive income, also contributed to the decrease.
Off-Balance Sheet. To help manage our interest rate position, the Company had $274.0 million in interest rate hedges at September 30, 2024, with a weighted average duration of 2.5 years and a weighted average rate of 2.16%. This represents a increase of $15.0 million from December 31, 2023, when we had $259.0 million in interest rate hedges with a weighted average duration of 3.2 years and a weighted average rate of 2.58%. See Note 8, Derivatives and Hedging Activities, of Notes to Consolidated Financial Statements in “Item 1- Financial Statements.”

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
The Company has entered into derivative financial instruments to reduce risk associated with interest rate volatility by matching asset maturities and liability maturities. These derivatives had an aggregate notional amount of $274.0 million as of September 30, 2024.
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
The following table sets forth, at September 30, 2024, the calculation of the estimated changes to the Bank’s net interest income, at the Bank level, that would result from the specified immediate changes in the United States Treasury yield curve. For purposes of this table, 100 basis points equals 1%.

	Net Interest Income
Change in Interest Rates (basis points)	Amount	Change	Percent
	(Dollars in thousands)
+200	$42,686	$(1,003)	(2.3)%
+100	43,363	(326)	(0.7)
0	43,689	—	—
-100	45,913	2,224	5.1
-200	47,813	4,124	9.4

The following table sets forth, at September 30, 2024, the calculation of the estimated changes in our net portfolio value, at the Bank level, that would result from the specified immediate changes in the United States Treasury yield curve. For purposes of this table, 100 basis points equals 1%.

	EVE			NPV as a Percent of Portfolio Value of Assets
Change in Interest Rates (basis points)	Estimated EVE	Estimated Increase (Decrease)
		Amount	Percent	NPV Ratio	Change
	(Dollars in thousands)
+200	$134,348	$(79,013)	(37.0)%	6.5%	(3.8)
+100	174,039	(39,322)	(18.4)	8.5	(1.9)
0	213,361	—	—	10.4	—
-100	250,637	37,276	17.5	12.2	1.8
-200	287,124	73,763	34.6	14.0	3.6
The tables above indicates that at September 30, 2024, in the event of an instantaneous 100 basis point increase in interest rates, we would experience a 18% decrease in EVE. In the event of an instantaneous 100 basis point decrease in interest rates, we would experience a 17% increase in EVE.
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
At September 30, 2024, we had $31.3 million in commitments to originate loans and unused lines of credit totaled $74.6 million. We anticipate that we will have sufficient funds available to meet our current loan origination and lines of credit commitments. Certificates of deposit that are scheduled to mature in less than one year from September 30, 2024 totaled $689.3 million. Management expects, based on historical experience, that a deposit relationship will be retained with a substantial portion of certificate holders. However, if a substantial portion of these deposits is not retained, we may borrow against our available borrowing capacity or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense. Available borrowing capacity at September 30, 2024 was $255.7 million with Federal Home Loan Bank of New York, a $30.0 million line of credit with a correspondent bank and a $48.2 million line of credit with the Federal Reserve Bank of New York. Total available borrowing capacity is 2.6 times total uninsured and uncollateralized deposits to third-party customers. The estimated fair market value of unencumbered securities totaled $261.5 million or 81.7% of the portfolio at September 30, 2024.

We are a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to originate loans, unused lines of credit and standby letters of credit, which involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. Our exposure to credit loss is represented by the contractual amount of the instruments. We use the same credit policies in making commitments that we do for on-balance sheet instruments. Management believes that our current sources of liquidity are more than sufficient to fulfill our obligations as of September 30, 2024 pursuant to off-balance-sheet arrangements and contractual obligations.
The Bank is subject to various regulatory capital requirements administered by the New Jersey Department of Banking and Insurance (“NJDOBI”) and the Federal Deposit Insurance Corporation (“FDIC”). At September 30, 2024, the Bank exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines.

	Actual		Minimum Capital Adequacy		For Classification With Capital Buffer		For Classification as Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2024
Common equity tier 1	$290,848	19.84%	$65,976	4.50%	$102,630	7.00%	$95,299	6.50%
Tier 1 capital	290,848	19.84%	87,969	6.00%	124,622	8.50%	117,291	8.00%
Total capital	304,379	20.76%	117,291	8.00%	153,945	10.50%	146,614	10.00%
Tier 1 (leverage) capital	290,848	14.11%	82,445	4.00%	N/A	N/A	103,056	5.00%
December 31, 2023
Common equity tier 1	$296,238	20.13%	$66,219	4.50%	$103,008	7.00%	$95,650	6.50%
Tier 1 capital	296,238	20.13%	88,292	6.00%	125,081	8.50%	117,723	8.00%
Total capital	310,853	21.12%	117,723	8.00%	154,512	10.50%	147,154	10.00%
Tier 1 (leverage) capital	296,238	14.31%	82,798	4.00%	N/A	N/A	103,497	5.00%
ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES. USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
The following table reports information regarding repurchases of our common stock during the quarter ended September 30, 2024, and the stock repurchase plan approved by our board of directors.

Period	Total Number of Shares Purchased (1)	Average Price paid Per Share	As part of Publicly Announced Plans or Programs	Yet to be Purchased Under the Plans or Programs
July	239,725	$10.53	239,725	484,463
August	159,924	10.42	159,924	324,539
September	122,036	10.73	122,036	202,503
Total	521,685	$10.55	521,685
(1)    On February 21, 2024, the Company adopted its fourth repurchase program to repurchase up to 1,203,545 shares, or 5%, of its outstanding common stock. The fourth repurchase program has no expiration date.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
During the third quarter of 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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
101
The following materials from the Company’s Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE FOUNDRY BANCORP

Dated:	November 13, 2024	By:	/s/ James D. Nesci
James D. Nesci
Chief Executive Officer
(Principal Executive Officer)

Dated:	November 13, 2024	By:	/s/ Kelly Pecoraro
Kelly Pecoraro
Chief Financial Officer
(Principal Financial Officer)