Form 10-K
period 2024-12-31
Blue Foundry Bancorp
filed 2025-03-27
CIK 1846017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

As of March 24, 2025, there were 28,522,500 shares issued and 22,096,649 shares outstanding of the Registrant’s Common Stock, par value $0.01 per share.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to price at which the common equity was last sold on June 30, 2024 was $227.4 million.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the Registrant’s 2025 Annual Meeting of Stockholders. (Part III)

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
Blue Foundry Bank
The Bank is a New Jersey-chartered stock savings bank that was organized in 1939 as Boiling Springs Savings & Loan Association by the combination of the Rutherford Mutual Loan and Building Association, which had been founded in 1876, and the East Rutherford Savings, Loan and Building Association. In 1992, Boiling Springs Savings & Loan Association converted to a New Jersey-chartered mutual savings bank and became known as Boiling Springs Savings Bank. Boiling Springs Savings Bank’s name was changed to Blue Foundry Bank in 2019. At December 31, 2024, the Bank had assets of $2.06 billion, net loans of $1.57 billion and deposits of $1.34 billion.
Blue Foundry Bank’s principal business consists of originating residential, multifamily, and commercial real estate mortgages, construction, commercial and industrial loans and home equity loans and lines of credit in our principal market and surrounding areas. In addition, we occasionally lend outside of our branch network in more densely populated and metropolitan areas, adding diversification to our loan portfolio. We attract retail deposits from the general public in the areas surrounding our banking offices, through our borrowers, and through our online presence, offering a wide variety of deposit products. We also invest in securities. Our revenues are derived primarily from interest on loans and, to a lesser extent, interest on mortgage-backed and other investment securities. Our primary sources of funds are deposits, principal and interest payments on loans and securities and borrowings.
Blue Foundry Bank is subject to comprehensive regulation and examination by the New Jersey Department of Banking and Insurance (“NJDOBI”) and the Federal Deposit Insurance Corporation (“FDIC”). Our website address is www.bluefoundrybank.com. Information on this website is not and should not be considered a part of this Annual Report on Form 10-K.
Market Area
Our market area is primarily northern New Jersey. As of December 31, 2024, the Bank operates 20 full service banking offices in Bergen, Essex, Hudson, Middlesex, Morris, Passaic, and Union counties in New Jersey. The administrative offices of the Company and Bank are located at 7 Sylvan Way, Suite 200, Parsippany, New Jersey 07054. Our telephone number is (201) 939-5000.

The economy in our primary market area benefits from being varied and diverse, with a broad economic base. New Jersey, counted among the wealthiest states in the nation with an estimated population of 9.29 million, is considered one of the most attractive banking markets in the United States. Within our primary market areas, the Bank had less than 1% of bank deposit market share as of June 30, 2024, the latest date for which statistics are available.
We believe that we have developed products and services that meet the financial needs of our current and future customer base; however, we plan, and believe it is necessary, to continuously evaluate our products and service offerings in light of evolving expectations and make the appropriate enhancements to ensure we remain competitive in our market area. Our marketing strategies focus on the strength of our knowledge of local consumer and small to medium size business markets, as well as expanding relationships with current customers and reaching out to develop new, profitable business relationships.
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
We expect competition to remain intense in the future as a result of legislative, regulatory and technological changes and the potential of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to entry, allowed banks to expand their geographic reach by providing services over the internet and made it possible for non-depository institutions, including financial technology companies, to offer products and services that traditionally have been provided by banks.
The flow of deposits is also significantly influenced by the general economic conditions. We offer a variety of deposit products that allow us to respond to customer demands and to be competitive in obtaining deposits. Our ability to attract and maintain deposits and the rates we pay on deposits will continue to be affected by market conditions.
During the last four months of 2024, the Federal Reserve reduced the federal funds rate three times, totaling 100 basis points, to 4.50% at the end of the year. By year end 2024, inflation had declined to 2.9% from 3.4% at December 31, 2023.
Lending Activities
Historically, our lending activities have emphasized residential real estate loans and multifamily housing loans and such loans continue to comprise the largest portion of our loan portfolio. We have shifted our focus to engage in more commercial-like lending to include commercial mortgage loans, construction loans and commercial and industrial (“C&I”) loans. C&I loans include C&I revolvers, term loans and Small Business Administration (“SBA”) 7a loans. Subject to market conditions and our asset-liability analysis, we expect to continue to focus on commercial real estate and traditional C&I lending as part of our effort to diversify the loan portfolio and increase the overall yield earned on our loans. We compete for loans by offering high quality personalized service, providing convenience and flexibility, timely responses on loan applications, and by offering competitive pricing. Additionally, we have taken the opportunity to participate in unsecured consumer loans with credit enhancements. These loans provide a reasonable yield with low exposure to credit loss.

Loan Portfolio Composition. The following table sets forth the composition of the loan portfolio at the dates indicated.

	December 31, 2024		December 31, 2023
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential	$518,243	32.72%	$550,929	35.30%
Multifamily	671,116	42.38	682,564	43.74
Commercial real estate	259,633	16.40	232,505	14.90
Construction and land	85,546	5.40	60,414	3.87
Junior liens	25,422	1.61	22,503	1.44
Commercial and Industrial	16,311	1.03	11,768	0.75
Consumer and other	7,211	0.46	47	—
Total loans	$1,583,482	100.00%	$1,560,730	100.00%
Loan Maturity. The following tables set forth certain information at December 31, 2024 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The tables do not include any estimate of prepayments that significantly shorten the average loan life and may cause actual repayment experience to differ from that shown below. The amounts shown below include unearned loan origination fees and costs, and unamortized premium and discounts, net.

	Amounts due in
	One year or less	More than one year through five years	More than five years through fifteen years	More than fifteen years	Total
	(In thousands)
Residential	$328	$7,255	$139,312	$371,348	$518,243
Multifamily	29,916	65,789	444,215	131,196	671,116
Commercial real estate	14,231	109,126	118,426	17,850	259,633
Construction	79,246	6,300	—	—	85,546
Junior liens	—	457	2,632	22,333	25,422
Commercial and industrial	2,941	9,741	2,916	713	16,311
Consumer and other	40	8	7,163	—	7,211
Total loans	$126,702	$198,676	$714,664	$543,440	$1,583,482

Fixed vs. Adjustable Rate Loans. The following table sets forth the dollar amount of all loans at December 31, 2024 that are due after December 31, 2025 and have either fixed interest rates or floating or adjustable interest rates. The amounts shown below include unearned loan origination fees and costs and unamortized premium and discounts, net.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In thousands)
Residential	$347,078	$170,837	$517,915
Multifamily	100,968	540,232	641,200
Commercial real estate	104,760	140,642	245,402
Construction	—	6,300	6,300
Junior liens	7,765	17,657	25,422
Commercial and industrial	7,284	6,086	13,370
Consumer and other	7,171	—	7,171
Total loans	$575,026	$881,754	$1,456,780
Residential Real Estate Loans. Our residential loan portfolio consists of mortgage loans that enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the borrower. At December 31, 2024, residential real estate loans totaled $518.2 million, or 32.7% of our total loan portfolio, and consisted of $347.1 million of fixed-rate loans and $170.8 million of adjustable-rate loans.
We offer fixed-rate and adjustable-rate residential real estate loans with maturities up to 30 years. The residential mortgage loans we are currently originating are generally underwritten according to Fannie Mae and Freddie Mac guidelines and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits. We currently originate loans above the conforming limits up to a maximum amount of $3.0 million, which are referred to as “jumbo loans.” We generally underwrite jumbo loans, whether originated or purchased, in a manner similar to conforming loans. At December 31, 2024, our largest residential loan totaled $3.7 million, is secured by single family home located on approximately 53 acres of property and was not performing in accordance with its original terms.
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
We originate residential mortgage loans with loan-to-value ratios of generally up to 80% to 90% of the appraised value, depending on the size of the loan. We may originate loans with loan-to-value ratios that exceed 90% depending upon the product type. Mortgage insurance is required for all mortgage loans that have a loan-to-value ratio greater than 80%. The required insurance coverage amount varies based on the loan-to-value ratio and term of the loan. We only permit borrowers to purchase mortgage insurance from companies that have been approved by Blue Foundry Bank.
We generally do not offer “interest only” mortgage loans on residential properties or loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan. Additionally, we do not offer “subprime loans” (loans that are made with low down-payments to borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios) or Alt-A loans (defined as loans having less than full documentation).

Multifamily Loans. At December 31, 2024, we had $671.1 million in multifamily loans, representing 42.4% of our total loan portfolio. Our multifamily loans are secured primarily by apartment buildings having five or more units, most of which are located in our primary market area.
Currently, we originate multifamily loans with maximum terms of 10 years based on amortization periods between 25 and 30 years. We have a portfolio of legacy multifamily loans with terms up to 30 years. We generally limit loan-to-value ratios to less than 75% of the appraised value of the property for multifamily loans. Our multifamily loans are offered with fixed and adjustable rate interest terms. All multifamily loans are subject to our underwriting procedures and guidelines.
Repayment of multifamily loans is primarily dependent on cash flow from the collateral property sufficient to satisfy operating expenses and debt service. Future increases in interest rates, increases in vacancy rates on multifamily residential or commercial buildings and other economic events, such as unemployment rates, which are outside the control of the borrower, or the Bank, could negatively impact the future net operating income of such properties. Similarly, government regulations, such as the existing New York City Rent Regulation and Rent Stabilization laws, could limit future increases in the revenue from these buildings. As of December 31, 2024, the Company has approximately $107.7 million, or 7.4% of total loans, in New York multifamily loans that have some form of rent stabilization or rent control. At December 31, 2024, our largest multifamily loan totaled $23.8 million and was performing in accordance with its original terms.
Commercial Real Estate Loans. At December 31, 2024, we had $259.6 million in commercial real estate loans, representing 16.4% of our total loan portfolio. Our commercial real estate loans are secured primarily by industrial facilities, retail facilities and other commercial properties, most of which are located in our primary market area. Of these loans, $77.0 million are owner-occupied.
At December 31, 2024, our total commercial real estate loan portfolio was comprised of less than 2% in office space, none of which was in New York City.
Commercial real estate loans are underwritten to asset specific guidelines in accordance to policy with the loan-to-value ratio limit generally being 75% of the appraised value of the property. At December 31, 2024, our largest commercial real estate loan totaled $23.9 million and was secured by a grocery-anchored shopping center. At December 31, 2024, this loan was performing in accordance with its original terms.
Construction Loans. We make construction loans, primarily to contractors and builders of multifamily and mixed-use projects and other commercial and industrial real estate projects. At December 31, 2024, our construction loans totaled $85.5 million, representing 5.4% of our total loan portfolio and our largest construction loan totaled $21.9 million, secured by a mid-rise apartment complex surrounding a four-story parking deck. At December 31, 2024, this loan was performing in accordance with its original terms. Once a construction project is satisfactorily completed, we look to provide permanent financing.
Junior Liens and Consumer Loans. We generally offer consumer loans to customers residing in our market area. Our consumer loans and junior liens consist primarily of home equity loans and lines of credit. At December 31, 2024, junior liens totaled $25.4 million, or 1.6% of our total loan portfolio and consumer loans totaled $7.2 million, or 0.5% of the total loan portfolio. The portfolio included a consumer loan participation that was entered into during the year.
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

We participate or purchase consumer loans from a national company that specializes in loans to professionals. In underwriting the loans, we review credit scores, debt service coverage, debt to income, years in industry and other factors. We also receive a 3% loss pool and implied corporate credit support to replace or repay defaulted transactions.
Commercial and Industrial Loans. We typically originate commercial business loans on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business, the experience and stability of the borrower’s management team, earnings projections, and the value and marketability of any collateral securing the loan. Business loans and lines of credit inherently have more risk of loss than real estate secured loans, in part because business loans may be more complex to underwrite than mortgages, and some of the loans or portions thereof may be unsecured. These loans are more likely to be reliant on the cashflow and solvency of the business. The value of collateral may not be adequate to cover the value of the loan and may be severely impacted by the performance of the business. If a decline in economic conditions or other issues cause difficulties for our business borrowers or we fail to evaluate the credit of the loan accurately when we underwrite the loan, it could result in delinquencies or defaults and a material adverse effect on our business, results of operations or financial condition. Commercial and industrial loans are generally secured by a variety of collateral, primarily accounts receivable, inventory and equipment. As a result, the availability of funds for the repayment of commercial and industrial loans may be substantially dependent on the success of the business itself and the general economic environment in our market area. Therefore, commercial and industrial loans that we originate may have greater credit risk than residential real estate loans or, generally, consumer loans. In addition, commercial and industrial loans generally require substantially greater evaluation and oversight efforts.
The Bank is a certified SBA lender and is a participant in SBA lending programs which typically provides guarantees of up to 75% of the principal on the underlying loans. We provide loans under the 7(a) Loan Program, the SBA’s most common loan program. We may sell a portion of these loans in the secondary market.
At December 31, 2024, we had $16.3 million of commercial and industrial loans. Commercial and industrial loans represent 1.0% of our total loan portfolio. We offer term loans, lines of credit and revolving lines of credit with varying maturity terms to small businesses in our market area to finance short-term working capital needs such as accounts receivable and inventory. Our commercial lines of credit are typically structured with variable rates. We generally obtain personal guarantees with respect to all commercial and industrial loans. At December 31, 2024, the average loan size of our commercial and industrial loans was $816 thousand, and our largest outstanding commercial and industrial loan balance was a $5.4 million conventional C&I term loan to a meal delivery organization. This loan was performing in accordance with its repayment terms at December 31, 2024.
Originations, Purchases and Participations of Loans
Loan origination activities are conducted by our commercial and consumer bankers and throughout the branch network. We market, network and call on prospective customers and centers of influence to originate loans. We also obtain referrals from existing and former customers and from accountants, real estate brokers, builders and attorneys. All loans that we originate or purchase are underwritten pursuant to our policies and procedures, which, for residential loans, generally incorporate Fannie Mae and Freddie Mac underwriting guidelines to the extent applicable. We originate both adjustable-rate and fixed-rate loans. Our ability to originate fixed or adjustable-rate loans depends upon the relative customer demand for such loans, which is affected by current market interest rates as well as anticipated future market interest rates. Our loan origination and purchase activity may be adversely affected by a rising interest rate environment, which typically results in decreased loan demand.

We consider a number of factors in originating multifamily and commercial real estate loans. We evaluate the qualifications and financial condition of the borrower (including credit history), profitability and expertise, as well as the value and condition of the mortgaged property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, we consider a number of factors, including the net operating income of the mortgaged property before debt service and depreciation, the debt service coverage ratio (the ratio of net operating income to debt service) to ensure that it is at least 1.25x, subject to certain exceptions, and the ratio of the loan amount to the appraised value of the mortgaged property. All loans are appraised by outside independent and qualified appraisers that are duly approved in accordance with Blue Foundry Bank policy. Loans are monitored on an ongoing basis, based on policy requirements, often requiring updated financial statements.
During the years ended December 31, 2024 and 2023, loan originations totaled $116.0 million and $119.6 million, respectively.
The Bank may purchase residential loans through its residential loan purchase program to supplement originations. All residential loans purchased were within New Jersey and were underwritten to FNMA standards, a comparable underwriting standard as internally-originated loans. Loan purchases totaled $21.6 million and $6.8 million for the years ended December 31, 2024 and 2023, respectively.
We purchase whole loans and participate in loans originated by other institutions. Generally, our analysis for purchase and participation transactions follows underwriting policies as if we originated the loan directly. However, for loans that we participate in, we are subject to the lead financial institution’s policies and practices related to items such as, monitoring, collection and default. At December 31, 2024 the outstanding balances of our loan participations where we are not the lead lender totaled $175.5 million, or 11.1% of our loan portfolio. All such loans were performing at December 31, 2024 in accordance with their original repayment terms.
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
Loan approval authorities are dictated by factors such as the loan type, loan size, cumulative credit exposure (to a particular relationship) and the presence of any policy exceptions. All loans are independently underwritten. Commercial loans are further reviewed and acknowledged by the Chief Credit Officer or designee. Loans are then presented for approval to the appropriate authority. Under our current policy, no loan may be approved by a single officer. At a minimum, two officers are required to approve a loan, at least one of whom is a voting member of the Loan Committee. Depending upon certain factors, such as the size of the loan request, escalating loan approval authorities may be required. In such cases, approval by the Loan Committee or Loan Oversight Committee may be required. For commercial loans, a minimum of three approvals are required (two of which must include the Head of Commercial Banking or Head of Consumer Banking and Chief Credit Officer), with a third approval from any voting member of the Loan Committee.
Loans to One Borrower. Pursuant to New Jersey law, the aggregate amount of loans that the Bank is permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of the Bank’s capital, surplus fund and undivided profits (25% if the amount in excess of 15% is secured by “readily marketable collateral”). At December 31, 2024, based on the 15% limitation, the Bank’s loans-to-one-borrower limit was approximately $45.4 million, our internal policy limit was $40.9 million, representing 90% of the 15% limit. On the same date, the Bank had no borrowers with outstanding balances in excess of this amount. At December 31, 2024, our largest loan relationship with a single borrower was for $33.6 million, which consisted of one loan secured by non-residential, non-owner occupied real estate and seven loans secured by multifamily real estate, each of which was performing in accordance with its terms.

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
Loans Past Due and Non-Performing Assets. Loans are reviewed on a regular basis. Management determines that a loan is impaired or non-performing when it is probable at least a portion of the loan will not be collected in accordance with the original terms due to a deterioration in the financial condition of the borrower or the value of the underlying collateral if the loan is collateral-dependent. When a loan is determined to be impaired, the measurement of the loan in the allowance for credit losses on loans is based on present value of expected future cash flows, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral less selling costs. Non-accrual loans are loans for which collectability is questionable and, therefore, interest on such loans will no longer be recognized on an accrual basis. All loans that become 90 days or more delinquent are placed on non-accrual status unless the loan is well secured and in the process of collection. At December 31, 2024 and 2023, there were no loans 90 days past due and still accruing. When loans are placed on non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received on a cash basis or cost recovery method.
Other Real Estate Owned (“REO”). When we acquire real estate as a result of foreclosure or a deed-in-lieu transaction, the real estate is classified as real estate owned. The real estate owned is recorded at the lower of carrying amount or fair value, less estimated costs to sell. Soon after acquisition, we order a new appraisal to determine the current market value of the property. Any excess of the recorded value of the loan over the market value of the property is charged against the allowance for credit losses on loans. Subsequent remeasurement resulting in a charge-off would be expensed in the current period. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell. At December 31, 2024, the Company had no REO and had one residential loan with a carrying value of $593 thousand in REO at December 31, 2023.
Delinquent Loans. The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	December 31, 2024				December 31, 2023
	60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in thousands)
Residential	2	$315	2	$3,892	1	$752	3	$3,926
Junior liens	—	—	1	149	—	—	1	49
Commercial and Industrial	1	563	2	15	—	—	3	39
Total	3	$878	5	$4,056	1	$752	7	$4,014

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	December 31, 2024	December 31, 2023
	(Dollars in thousands)
Non-Performing Assets:
Non-accrual loans:
Residential	$4,377	$5,884
Multifamily	—	146
Junior liens	149	49
Commercial and Industrial	578	39
Total non-performing loans	5,104	6,118
Real estate owned	—	593
Total non-performing assets	$5,104	$6,711

Total non-performing loans to total loans	0.33%	0.39%
Total non-performing loans to total assets	0.25%	0.30%
Total non-performing assets to total assets	0.25%	0.33%
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

The following table sets forth our amounts of special mention and classified loans as of December 31, 2024 and 2023.

	December 31, 2024	December 31, 2023
	(In thousands)
Special mention	$6,503	$1,567
Substandard	5,222	6,118
Doubtful	—	—
Loss	—	—
Total	$11,725	$7,685
At December 31, 2024, special mention loans included one mixed-use, multifamily loan totaling $5.4 million, one commercial real estate loan totaling $828 thousand, two residential loans totaling $264 thousand and one junior lien totaling $43 thousand. As of December 31, 2024, these loans were all performing with terms. At December 31, 2024, substandard loans represent six residential loans totaling $4.4 million, three commercial and industrial loans totaling $578 thousand, one multifamily loan totaling $118 thousand and one junior lien loan totaling $149 thousand. At December 31, 2023, special mention loans included two residential family loans totaling $663 thousand and one commercial real estate loan totaling $904 thousand. Substandard loans at December 31, 2023, included nine residential loans totaling $5.9 million, one multifamily real estate loan totaling $146 thousand and one junior lien loan totaling $49 thousand.
Allowance for Credit Losses
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

The following table sets forth activity in our allowance for credit losses on loans for the periods indicated.

	Year Ended December 31,
	2024	2023
	(Dollars in thousands)
Allowance for credit losses on loans at beginning of period	$14,154	$13,400
Impact of adoption 2016-13	—	668
Provision (recovery of provision) for credit losses on loans	(1,144)	146
Charge-offs:
Residential	—	(18)
Consumer and other	(56)	(46)
Total charge-offs	(56)	(64)
Recoveries:
Consumer and other	11	4
Total recoveries	11	4
Net charge-offs	(45)	(60)
Allowance for credit losses on loans at end of period	$12,965	$14,154

Allowance for credit losses on loans to non-performing loans at end of period	254.02%	231.35%
Allowance for credit losses on loans to total loans outstanding at end of period	0.83	0.91
Net charge-offs to average loans outstanding during period	—	—
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

	December 31, 2024			December 31, 2023
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Residential	$1,989	15.34%	32.72%	$1,968	13.90%	35.30%
Multifamily	6,609	50.98%	42.38%	7,046	49.79%	43.74%
Commercial real estate	3,641	28.08%	16.40%	3,748	26.48%	14.90%
Construction and land	460	3.55%	5.40%	1,222	8.63%	3.87%
Junior liens	109	0.84%	1.61%	76	0.54%	1.44%
Commercial and industrial	157	1.21%	1.03%	94	0.66%	0.75%
Consumer and other (1)	—	—%	0.46%	—	—%	—%
Total allowance for credit losses on loans	$12,965	100.00%	100.00%	$14,154	100.00%	100.00%
(1) Consumer and other includes the consumer loan participation that provided credit enhancement, which based upon our analysis was sufficient to cover the expected credit losses under that portfolio.

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
At December 31, 2024, our securities portfolio consisted of investment-grade securities. Approximately 60% of the portfolio is either 100% guaranteed by the U.S. government or implicitly guaranteed by the U.S. government. The remaining 40% consisted of corporate bonds, municipal bonds, privately issued asset-backed securities and other investment securities. Approximately 90% of our securities portfolio was classified as available-for-sale, with the remaining 10% classified as held-to-maturity.

Portfolio Maturities and Yields. The following table sets forth the stated maturities and weighted average yields of investment securities at December 31, 2024. Weighted average yields on tax-exempt securities presented exclude the tax equivalent yield. Certain securities have adjustable interest rates and will reprice at least annually within the various maturity ranges. These repricing schedules are not reflected in the table below. Weighted average yield calculations on investment securities available-for-sale do not give effect to changes in fair value that are reflected as a component of equity.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Available-for-sale:
U.S. Treasury Note	$34,324	4.53%	$—	—%	$6,935	1.28%	$—	—%	$41,259	40,139	3.99%
Corporate Bonds	17,539	3.07%	18,332	4.76%	33,251	5.69%	6,000	3.75%	75,122	73,154	4.72%
U.S. Government agency obligations	—	—%	874	1.41%	—	—%	—	—%	874	812	1.41%
State and municipal obligations	742	2.24%	3,792	2.46%	833	1.49%	990	2.10%	6,357	6,024	2.26%
Mortgage-backed securities:
Residential	21	2.34%	28,136	3.39%	129,538	2.58%	14,059	1.97%	171,754	149,041	2.70%
Multifamily	2,274	5.16%	11,837	4.78%	5,665	2.52%	—	—%	19,776	18,743	4.18%
Asset-backed securities	5,000	6.69%	1,517	0.90%	2,795	5.95%	—	—%	9,312	9,115	5.53%
Total available-for-sale	$59,900	4.28%	$64,488	3.88%	$179,017	3.16%	$21,049	2.48%	$324,454	$297,028	3.49%

Securities held-to-maturity:
Corporate bonds	$—	—%	$—	—%	$18,600	4.06%	$—	—%	$18,600	16,414	4.06%
Asset-backed securities	—	—%	14,574	1.62%	—	—%	—	—%	14,574	13,581	1.62%
Total held-to-maturity	$—	—%	$14,574	1.62%	$18,600	4.06%	$—	—%	$33,174	$29,995	2.99%

Other Investments. At December 31, 2024, other investments primarily consisted of membership and activity-based shares in FHLB stock. As a member of FHLB, we are required to purchase stock in the FHLB, which stock is carried at cost and classified as other investment securities. Other investments also consist of, to a much lesser extent, an investment in a financial technology fund carried at net asset value and shares in a cooperative that provides community banking core technology solutions, carried at cost.
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
Deposit Accounts. The majority of our deposits are from depositors who reside in our primary market area. We attract deposit customers by offering a broad selection of deposit products for individuals and businesses, designed to meet a wide spectrum of savings needs.
The terms of our deposit accounts depend on several factors, including the minimum balance required, the duration for which funds must remain on deposit in the account, desired customer behaviors and interest rate. When setting these terms, we take into account the products, features and rates offered by competitors, our liquidity needs, profitability and the preferences of our customers.
We may supplement customer deposits with brokered and listed deposits. At December 31, 2024 and 2023, brokered deposits totaled $155.0 million and $125.0 million, respectively. There were no listed deposits at December 31, 2024, while listed deposits totaled $11.4 million at December 31, 2023.
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
The following table sets forth the distribution of total deposits by account type at the dates indicated.

	December 31, 2024		December 31, 2023
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Non-interest bearing deposits	$26,001	1.94%	27,739	2.23%
NOW and demand accounts	369,554	27.51	361,139	29.01
Savings	240,426	17.90	259,402	20.84
Time deposits	707,339	52.65	596,624	47.92
Total	$1,343,320	100.00%	$1,244,904	100.00%
As of December 31, 2024, the aggregate amount of uninsured deposits (amounts in excess of the maximum amount for federal deposit insurance) was $270.8 million, or 20.16% of total deposits. Uninsured deposits totaling $83.8 million were deposits of the Company and its subsidiaries and $39.3 million were municipal deposits covered by supplemental insurance on such deposits under New Jersey’s Governmental Unit Deposit Protection Act.

The following table sets forth the maturity of time deposits in excess of $250,000 at December 31, 2024.

Maturity Period:	(in thousands)
Three months or less	$81,044
Over three through six months	36,961
Over six through twelve months	16,457
Over twelve months	271
Total	$134,733
Borrowings. Our borrowings consist of advances from the FHLB. At December 31, 2024, we had the ability to borrow approximately $614.0 million under our credit facilities with the FHLB, of which $339.5 million was advanced. Borrowings from the FHLB are secured by loans pledged at the FHLB. We can borrow at the Federal Reserve Bank (“FRB”) Discount Window up to the amount of collateral pledged. At December 31, 2024, we had $107.7 million pledged at the FRB. We also have an unsecured line of $30.0 million with a correspondent bank.
Subsidiary Activities
Blue Foundry Bancorp has one direct subsidiary, Blue Foundry Bank.
At December 31, 2024, Blue Foundry Bank had one active corporate subsidiary, Blue Foundry Investment Company, a New Jersey corporation formed to manage and invest in securities. The Bank also has two inactive subsidiaries, TrackView LLC and Blue Foundry, LLC, each a limited liability company formed under New Jersey law to hold certain real estate owned.
Employees and Human Capital Resources
At December 31, 2024 we employed 184 employees, nearly all of whom are full-time and of which approximately 59% are women. At December 31, 2023, we employed 179 employees. As a financial institution, approximately 40% of our employees are employed at our branch offices, and another 4% are employed at our customer care call center. The success of our business is highly dependent on our employees, who provide value to our customers and communities through their dedication to our mission, which is helping customers achieve financial security. Our workplace culture is grounded in a set of core values – a concern for others, trust, respect, hard work, and a dedication to our customers. We seek to hire well-qualified employees who are also a good fit for our value system. Our selection and promotion processes are without bias and include the active recruitment of minorities, women, individuals with disabilities and veterans, without regard to race, color, religion, sex, LGBTQ+, national origin, disability or protected veteran status.
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
Dividends. Under the New Jersey Banking Act, a stock savings bank may declare and pay a dividend on its capital stock only to the extent that the payment of the dividend would not impair the capital stock of the savings bank. In addition, a savings bank may not pay a dividend unless the savings bank would have a surplus of not less than 50% of its capital stock after the payment of the dividend or, alternatively, the payment of the dividend would not reduce the surplus. Federal law may also limit the amount of dividends that may be paid by the Bank. See “Federal Bank Regulation - Prompt Corrective Regulatory Action” below.

Minimum Capital Requirements. Regulations of the NJDOBI impose on New Jersey-chartered depository institutions, including the Bank, minimum capital requirements generally similar to those imposed by the FDIC on insured state banks. See “Federal Bank Regulation - Capital Requirements.”
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
Capital Requirements. Under FDIC regulations, the Bank must meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio, a Tier 1 capital to risk-based assets ratio, a total capital to risk-based assets ratio, and a Tier 1 capital to total assets leverage ratio. The capital requirements are based on recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The FDIC also has authority to establish individual minimum capital requirements in appropriate cases upon determination that an institution’s capital level is, or is likely to become, inadequate in light of the particular circumstances.

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
In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, a bank’s assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests), are multiplied by a risk weight factor assigned by the regulations based on perceived risks inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.
In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if an institution does not hold a “capital conservation buffer” of 2.5%, effectively resulting in the following minimum ratios: (1) a common equity Tier 1 capital ratio of 7.0%, (2) a Tier 1 capital to risk-based assets ratio of 8.5%, and (3) a total capital ratio of 10.5%.
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
A qualifying institution may opt in and out of the community bank leverage ratio framework on its quarterly call report. As of December 31, 2024, the Bank has not opted into the community bank leverage ratio framework.
At December 31, 2024, the Bank exceeded each of its applicable capital requirements.
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
The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is considered “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 capital ratio of 6.5% or greater. An institution is considered “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 capital ratio of 4.5% or greater. An institution is considered “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 capital ratio of less than 4.5%. An institution is considered “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 capital ratio of less than 3.0%. An institution is considered “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets equal to or less than 2.0%. At December 31, 2024, the Bank was classified as a “well capitalized” institution under these definitions.
At each successive lower capital category, an insured depository institution is subject to additional operating restrictions, including limits on growth and a prohibition on the payment of dividends and other capital distributions. Furthermore, if an insured depository institution is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the appropriate federal banking agency. An undercapitalized bank’s compliance with a capital restoration plan must be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5.0% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an “undercapitalized” bank fails to submit an acceptable capital restoration plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks must comply with one or more of a number of possible additional restrictions, including an order by the FDIC to sell sufficient voting stock to become adequately capitalized, reduce total assets, cease receipt of deposits from correspondent banks, dismiss directors or officers, or to limit interest rates paid on deposits, compensation of executive officers or capital distributions by the parent holding company. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after they are determined to be critically undercapitalized.
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
A bank’s loans to its executive officers, directors, any owner of 10% or more of its stock (each, an insider) and any of certain entities controlled by any such person (an insider’s related interests), as well as loans to insiders of affiliates and such insiders’ related interests, are subject to the conditions and limitations imposed by Section 22(h) of the Federal Reserve Act and its implementing regulation, Regulation O, as made applicable to FDIC-insured state nonmember banks by Section 18(j) of the Federal Deposit Insurance Act and FDIC regulations. Under these restrictions, the aggregate amount of the loans to any insider and the insider’s related interests may not exceed the loans-to-one-borrower limit applicable to national banks, which is comparable to the loans-to-one-borrower limit applicable to the Bank’s loans. See “New Jersey Banking Laws and Supervision—Loans-to-One Borrower Limitations.” All loans by a bank to all insiders and insiders’ related interests in the aggregate may not exceed the bank’s unimpaired capital and unimpaired surplus. Loans to an executive officer, other than loans for the education of the officer’s children and certain loans secured by the officer’s residence, may not exceed the greater of $25,000 or 2.5% of the bank’s unimpaired capital and surplus, and in no event may exceed $100,000. Regulation O requires that any proposed loan to an insider, or a related interest of that insider, be approved in advance by a majority of the Board of Directors of the bank, with any interested directors not participating directly or indirectly in the voting, if that loan, combined with previous loans by the bank to the insider and his or her related interests, exceeds specified amounts. Generally, such loans must be made on substantially the same terms as, and follow credit underwriting procedures that are not less stringent than, those that are prevailing at the time for comparable transactions with non-insiders or non-employees. Regulation O contains a general exception for extensions of credit made pursuant to a benefit or compensation plan of a bank that is widely available to employees of the bank and that does not give any preference to insiders of the bank over other employees. As of December 31, 2024, the Bank does not have any loans deemed to be Regulation O loans.
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
Federal Insurance of Deposit Accounts. The Bank is a member of the Deposit Insurance Fund, which is administered by the FDIC. Deposit accounts in the Bank are insured up to a maximum of $250,000 for each separately insured depositor for each account ownership category.

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
Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order or regulatory condition imposed in writing. We do not know of any practice, condition or violation that might lead to termination of the Bank’s deposit insurance.
Federal Deposit Insurance Corporation Improvement Act (“FDICIA”). The Bank, having over $500 million in total assets, is subject to requirements of Section 112 of FDICIA (“FDICIA 112”). The primary purpose of FDICIA 112 is to provide a framework for early risk identification in financial management through an effective system of internal controls. Annual reporting requirements under FDICIA 112 are as follows: (1) annual audited financial statements; (2) management report stating management's responsibility for preparing the institution's annual financial statements, establishing and maintaining an adequate internal control structure and procedures for financial reporting and for complying with laws and regulations, and assessment by management of the institution's compliance with such laws and regulations; and (3) for insured depository institutions with consolidated total assets over $1.0 billion or more, such as the Bank, the independent public accountant who audits the institution's financial statements shall examine, attest to, and report separately on the assertion of management concerning the effectiveness of the institution's internal control structure and procedures for financial reporting.
Privacy Regulations. Federal law and regulations generally require that the Bank disclose its privacy policy, including identifying with whom it shares a customer’s “non-public personal information,” to customers at the time of establishing the customer relationship. In addition, financial institutions are generally required to furnish their customers a privacy notice annually. However, a provision of the Fixing America’s Surface Transportation Act enacted in 2015 provides an exception from the annual notice requirement if a financial institution does not share non-public personal information with non-affiliated third parties (other than as permitted under certain exceptions) and its policies and practices regarding disclosure of non-public personal information have not changed since the last distribution of its policies and practices to its customers. In addition, the Bank is required to provide its customers with the ability to “opt-out” of having their personal information shared with unaffiliated third parties and to not disclose account numbers or access codes to non-affiliated third parties for marketing purposes.
Community Reinvestment Act. Under the Community Reinvestment Act (“CRA”), as implemented by the FDIC, a state nonmember bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of each state nonmember bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to establish branches and acquire other financial institutions. The CRA currently requires the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. The Bank’s most recent FDIC CRA rating in June 2024 was “Satisfactory.” On October 24, 2023, the FDIC, the Federal Reserve Board, and the Office of the Comptroller of the Currency issued a final rule to strengthen and modernize the CRA regulations. Under the final rule, banks with assets of at least $2 billion as of December 31 in both of the prior two calendar years will be a “large bank.” The agencies will evaluate large banks under four performance tests: the Retail Lending Test, the Retail Services and Products Test, the Community Development Financing Test, and the Community Development Services Test. Under the new regulations, the applicability date for the majority of the provisions is January 1, 2026, and additional requirements will be applicable on January 1, 2027. On March 29, 2024, a federal court in the Northern District of Texas issued a preliminary injunction of the new CRA regulations, enjoining the federal banking agencies from enforcing the regulations against the plaintiff bank industry trade groups, and extending the regulations’ implementation dates day-for-day for each day the injunction is in place.

Consumer Protection and Fair Lending Regulations. The Bank is subject to a variety of federal and New Jersey statutes and regulations that are intended to protect consumers and prohibit discrimination in the granting of credit. These statutes and regulations provide for a range of sanctions for non-compliance with their terms, including imposition of cease-and-desist orders and civil money penalties, and referral to the U.S. Attorney General for prosecution of a civil action seeking actual and punitive damages and injunctive relief. Section 5 of the Federal Trade Commission Act prohibits unfair and deceptive acts and practices against consumers and is enforced by the FDIC. Other federal laws also prohibit unfair, deceptive or abusive acts or practices against consumers, and those can be enforced against the Bank by the state attorneys general.
Federal Home Loan Bank System
The Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Banks provide a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB. The Bank was in compliance with this requirement at December 31, 2024.
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
A bank holding company is generally prohibited from engaging in non-banking activities, or acquiring direct or indirect control of more than 5% of the voting securities of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities the Federal Reserve Board has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the Federal Reserve Board has determined by regulation to be so closely related to banking are: (1) making or servicing loans; (2) performing certain data processing services; (3) providing discount brokerage services; (4) acting as fiduciary, investment or financial advisor; (5) leasing personal or real property; (6) making investments in corporations or projects designed primarily to promote community welfare; and (7) acquiring a savings and loan association whose direct and indirect activities are limited to those permitted for bank holding companies.
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
Stock Repurchases and Dividends. A bank holding company is generally required to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the holding company’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. There is an exception to this approval requirement for well-capitalized bank holding companies that meet certain other conditions.
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
Acquisition. The Change in Bank Control Act provides that no person may acquire control of a bank holding company, such as the Company, without the prior non-objection or approval of the Federal Reserve Board. Control, as defined under the Change in Bank Control Act and its implementing regulations, means the power, directly or indirectly, to direct the management or policies of a company, or the ownership, control or power to vote 25% or more of any class of voting securities of the company. Acquisition of 10% or more of any class of a bank holding company’s voting securities constitutes a rebuttable presumption of control under certain circumstances, including where, as is the case with the Company, the issuer has registered securities under Section 12 of the Exchange Act.
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
Net Operating Loss Carryovers. Effective with the passage of the Tax Cuts and Jobs Act, net operating loss carrybacks are no longer permitted, and net operating losses are allowed to be carried forward indefinitely. Net operating loss carryforwards arising from tax years beginning after January 1, 2018 are limited to offset a maximum of 80% of a future year’s taxable income. At December 31, 2024, the Company had $42.4 million in net operating loss carryovers. The Company contributed $9.0 million to the Blue Foundry Charitable Foundation in 2021 and the deferred benefit has a five-year carryforward limitation.
Capital Loss Carryovers. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which carried and is used to offset any capital gains. Any loss remaining after the five-year carryover period that has not been deducted is no longer deductible. At December 31, 2024, the Company had no capital loss carryovers. See discussion on Deferred Tax valuation Allowance on the next page of this document.
Corporate Dividends. We may generally exclude from our income 100% of dividends received from the Bank as a member of the same affiliated group of corporations.
Audit of Tax Returns. The Company’s federal income tax returns have not been audited in the last three years.

State Taxation
New Jersey State Taxation. In 2014, tax legislation was enacted that changed the manner in which financial institutions and their affiliates are taxed in New Jersey. Taxable income is apportioned to New Jersey based on the location of the taxpayer’s customers, with special rules for income from certain financial transactions. The location of the taxpayer’s offices and branches are not relevant to the determination of income apportioned to New Jersey. The state of New Jersey applies a surtax based on the tax base within the state, applying a 6.5%, 7.5% or 9% rate. Given the Company has available net operating losses for the period, the statutory rate that would apply to the tax base in 2022 is 6.5%. An alternative tax on apportioned capital, capped at $5.0 million for a tax year, is imposed to the extent that it exceeds the tax on apportioned income. The New Jersey alternative tax rate was 0.05% for 2019, 0.025% for 2020 and was completely phased out as of January 1, 2021. Qualified community banks and thrift institutions that maintain a qualified loan portfolio are entitled to a specially computed modification that reduces the income taxable to New Jersey. The Company had New Jersey net operating loss carryforwards totaling $41.6 million, the majority of which will expire in 18 years.
The Company’s New Jersey State income tax returns were subject to an audit for the years 2015 through 2018, which concluded in January 2022 without findings.
New York State Taxation. The Company files New York State tax returns on a calendar year basis. New York State imposes a corporate income tax, based on net income allocable to New York State at a rate of 6.5%. In April 2021, legislation increased the corporate franchise tax rate to 7.25% for tax years beginning on or after January 1, 2021 and before January 1, 2024 for taxpayers with a business income base greater than $5 million. In addition, the scheduled phase-out of the capital base tax was delayed. The rate of the capital base was to have been 0% starting in 2021. The legislation imposed a tax rate of 0.1875% for tax years beginning on or after January 1, 2021 and before January 1, 2024, with the 0% rate to take effect in 2024. New York State also imposes the Metropolitan Transportation Authority (“MTA”) Tax Surcharge rate of 30% allocable to business activities carried on in the Metropolitan Commuter Transportation District. The MTA surcharge was made permanent in 2024.
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
Connecticut State Taxation. The Company is subject to Corporate Income Tax in Connecticut at a rate of 7.5% but is not expected to be taxpaying in this jurisdiction.
Deferred Tax Valuation Allowance
At December 31, 2021, the Company determined that a full valuation allowance was required on both its federal and state net deferred tax assets.
Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2024. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.
For the year ended December 31, 2024, a valuation allowance of $25.1 million has been maintained against our net deferred tax asset. The amount of the deferred tax asset considered realizable could be adjusted if estimates of future taxable income increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

ITEM 1A. RISK FACTORS
Risks Related to Interest Rate Risk
Future changes in interest rates may reduce any future profits.
Like most financial institutions, whether we are profitable or not depends to a large extent upon our net interest income, which is the difference between our interest income on interest-earning assets, such as loans and securities, and our interest expense on interest-bearing liabilities, such as deposits and borrowed funds. Accordingly, our results of operations depend largely on movements in market interest rates and our ability to manage our interest-rate sensitive assets and liabilities in response to these movements. Factors such as inflation, recession and instability in financial markets, among other factors beyond our control, may affect interest rates. For the year ended December 31, 2024, we recorded a loss of $11.9 million.
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
If the Federal Reserve lowers market interest rates current levels, our net interest income could also be negatively affected if competitive pressures prevent us from reducing rates on our deposits, while the yields on our assets decrease through loan prepayments and interest rate adjustments. Conversely, if the Federal Reserve raises interest rates, our interest-bearing liabilities may be subject to repricing or maturing more quickly than our interest-earning assets. If short-term rates increase rapidly, we may have to increase the rates we pay on our deposits and borrowed funds more quickly than we can increase the interest rates we earn on our loans and investments, resulting in a negative effect on interest spreads and net interest income. In addition, the effect of rising rates could be compounded if deposit customers move funds into higher yielding accounts or are lost to competitors offering higher rates on their deposit products.
Changes in interest rates also affect the value of our interest-earning assets and in particular our securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. At December 31, 2024, our available-for-sale debt securities portfolio totaled $297.0 million with net unrealized losses of $27.4 million and are reported as a separate component of stockholders' equity. Therefore, decreases in the fair value of securities available-for-sale resulting from increases in interest rates could have an adverse effect on stockholders' equity. At December 31, 2024, our held-to-maturity debt securities portfolio totaled $33.2 million with net unrealized losses of $3.2 million. The net unrealized losses on our held-to-maturity securities are not recorded in the financial statements until realized upon sale. The Company does not intend to sell held-to-maturity securities, nor does it foresee being required to sell them before the anticipated recovery or maturity.
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
Any substantial change in market interest rates could have a material adverse effect on our financial condition, liquidity and results of operations. While we pursue an asset/liability strategy designed to mitigate our risk from changes in interest rates, such changes can still have a material adverse effect on our financial condition and results of operations. At December 31, 2024, our net portfolio value would decrease by $70.1 million if there was an instantaneous 200 basis point increase in market interest rates. For further discussion of how changes in interest rates could impact us, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk.”

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
We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for our loans. In determining the amount of the allowance for credit losses on loans, we review our loans and our loss and delinquency experience, and we evaluate other factors including, among other things, current economic conditions. If our assumptions are incorrect, or if delinquencies or non-performing loans increase, our allowance for credit losses on loans may not be sufficient to cover losses in our loan portfolio, which would require additions to our allowance, which could materially decrease our net income. Our allowance for credit losses on loans was 0.83% of total loans and 254.02% of non-performing loans at December 31, 2024.
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
At December 31, 2024, our non-performing assets, which consist of non-performing loans, were $5.1 million, or 0.25% of total assets. Our non-performing assets adversely affect our net income in various ways:
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
Multifamily and Commercial Real Estate Loans. Loans secured by commercial and multifamily real estate generally have larger balances and involve a greater degree of risk than residential real estate loans. Of primary concern in commercial real estate and multifamily lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the asset. Payments on loans secured by income producing properties often depend on the successful operation and management of the properties. As a result, repayment of such loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than residential real estate loans. To monitor cash flows on income properties, we generally require borrowers and loan guarantors, if any, to provide annual financial statements on commercial real estate and multifamily loans. In reaching a decision whether to make a commercial real estate or multifamily loan, we consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. At times, we may also perform a global cash flow analysis of the borrower. We generally have required that the properties securing these real estate loans have debt service coverage ratios (the ratio of net operating income to debt service) of at least 1.25x. We require a Phase One environmental report on all commercial real estate loans in excess of $1.0 million or when we believe there is a possibility that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials. Further in situations where environmental risks may be present, we utilize the services of an independent and qualified environmental consultant to assess any underlying risks.
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
As of December 31, 2024, the Company had approximately $330.1 million in its investment portfolio, with $297.0 million designated as available-for-sale and $33.2 million designated as held-to-maturity. For securities available-for-sale, ASU 2016-13 requires entities to determine if impairment is related to credit loss or non-credit loss. If an assessment of the security indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security, and if the present value of cash flows is less than the amortized cost basis, a credit loss exists and an allowance is created, limited by the amount that the fair value is less than the amortized cost basis. Held-to-maturity securities are evaluated under the allowance for credit losses model. Held-to-maturity securities are charged off against the allowance when deemed to be uncollectible and adjustments to the allowance are reported as a component of credit loss expense. If the credit loss expense is significant enough it could affect the ability of Blue Foundry Bank to upstream dividends to the Company, which could have a material adverse effect on our liquidity and our ability to pay dividends to shareholders and could also negatively impact our regulatory capital ratios.

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
Inflationary pressures and rising prices may affect our results of operations and financial condition.
After peaking in 2022, inflation moderated in 2023 but remained above the Federal Reserve's 2% target throughout 2024. Inflation may present a significant risk as it can lead to increased costs and reduced purchasing power for consumers. Small to medium-sized businesses may be impacted more during periods of high inflation as they are not able to leverage economies of scale to mitigate cost pressures compared to larger businesses. Consequently, the ability of our business customers to repay their loans may deteriorate, and in some cases this deterioration may occur quickly. Furthermore, a prolonged period of inflation could cause wages and other operating costs to increase. These factors could adversely affect our results of operations and financial condition.
Interruption of our customers’ supply chains and federal funding could negatively impact their business and operations and impact their ability to repay their loans.
Any material interruption in our customers’ supply chains, such as a material interruption of the resources required to conduct their business, such as those resulting from interruptions in service by third-party providers, trade restrictions, including increased tariffs or quotas, embargoes or customs restrictions, reductions in federal subsidies or grants, social or labor unrest, natural disasters, epidemics or pandemics or political disputes and military conflicts, that cause a material disruption in our customers’ supply chains, could have a negative impact on their business and ability to repay their borrowings with us. In the event of disruptions in our customers’ supply chains, the labor and materials they rely on in the ordinary course of business may not be available at reasonable rates or at all. Additionally, changes in distribution of federal funds or freezing of federal funds, including reductions in federal workforce causing unemployment, could have an adverse effect on the ability of consumers and businesses to pay debts and/or affect the demand for loans and deposits.
The failure to address the Federal debt ceiling in a timely manner, downgrades of the U.S. credit rating and uncertain credit and financial market conditions may affect the stability of securities issued or guaranteed by the Federal government, which may affect the valuation or liquidity of our investment securities portfolio and increase future borrowing costs.
As a result of uncertain political, credit and financial market conditions, including the potential consequences of the federal government defaulting on its obligations for a period of time due to federal debt ceiling limitations or other unresolved political issues, investments in financial instruments issued or guaranteed by the federal government pose credit default and liquidity risks. Given that future deterioration in the U.S. credit and financial markets is a possibility, no assurance can be made that losses or significant deterioration in the fair value of our U.S. government issued or guaranteed investments will not occur. At December 31, 2024, we had approximately $41.3 million, $874 thousand and $171.8 million invested in U.S. Treasury securities, U.S. government agency securities and residential mortgage-backed securities issued or guaranteed by government-sponsored enterprises, respectively. Downgrades to the U.S. credit rating could affect the stability of securities issued or guaranteed by the federal government and the valuation or liquidity of our portfolio of such investment securities, and could result in our counterparties requiring additional collateral for our borrowings. Further, unless and until U.S. political, credit and financial market conditions have been sufficiently resolved or stabilized, it may increase our future borrowing costs.

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
We may open de novo branches in contiguous markets. There are considerable costs involved in de novo branching as new branches generally require time to generate sufficient revenues to offset their initial start-up costs, especially in areas in which we do not have an established presence. Accordingly, any new branch can be expected to negatively impact our earnings until the branch attracts a sufficient number of deposits and loans to offset expenses. It cannot be assured that new branches opened will be successful even after they have been established.
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
We depend upon the services of the members of our senior management team to implement our business strategy and execute our operations. Over the last several years we have hired certain senior level management to implement the Bank’s new focus and direction. Our future success will depend, to a significant extent, on the ability of our new management team to operate effectively, both individually and as a group. We must successfully manage issues that may result from the integration of the new members of our senior management. Members of our senior management team and bankers who have expertise and key business relationships in our markets could be difficult to replace. The loss of these persons or our inability to hire additional qualified personnel, could impact our ability to implement our business strategy and could have a material adverse effect on our results of operations and our ability to compete.
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
Our non-interest expense totaled $52.6 million and $51.6 million for the years ended December 31, 2024 and 2023, respectively. We continue to analyze our expenses and achieve efficiencies where available. Although we strive to generate increases in both net interest income and non-interest income, our efficiency ratio remains high. Our efficiency ratio was 133.71% and 117.93% for the years ended December 31, 2024 and 2023, respectively.
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
Risks Related to Regulatory Matters
Changes in laws, regulations and the regulatory policies of the Federal government, and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and/or increase our costs of operations.
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
Additionally, Congress and the administration through executive orders control fiscal policy through decisions on taxation and expenditures. Depending on the industries and markets involved, changes to tax law and increased or reduced public expenditures could affect us directly or the business operations of our customers.
We are subject to stringent capital requirements, which may adversely impact our return on equity, require us to raise additional capital, or restrict us from paying dividends or repurchasing shares.
Federal regulations establish minimum capital requirements for insured depository institutions, including minimum risk-based capital and leverage ratios and define what constitutes “capital” for calculating these ratios. The regulations also establish a “capital conservation buffer” of 2.5%, effectively resulting in the following minimum ratios: (1) a common equity Tier 1 capital ratio of 7.0%, (2) a Tier 1 to risk-based assets capital ratio of 8.5%, and (3) a total capital ratio of 10.5%. An institution will be subject to limitations on paying dividends, repurchasing its shares and paying discretionary bonuses, if its capital levels fall below the buffer amount.

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
Multifamily loans generally involve a greater risk than residential real estate loans because of legislation and government regulations involving rent control and rent stabilization, which are outside the control of the borrower or the Bank. This could impair the value of the collateral securing the loan or the future cash flow of such properties. For example, New York State passed the Housing Stability & Tenant Protection Act, impacting one million rent-regulated apartment units. The Legislation, limited rent increases from material capital improvements, eliminated the ability for apartments to exit rent regulation, did away with vacancy decontrol and high-income deregulation and repealed the 20% vacancy bonus. As of December 31, 2024, the Company has approximately $108 million, or 6.8% of total loans, in New York multifamily loans that have some form of rent stabilization or rent control. Of these loans, only 32% and 14% reprice or mature in 2025 and 2026, respectively, with the remainder maturing or repricing in 2027 through 2032.
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
ITEM 2. PROPERTIES
At December 31, 2024, the Company and the Bank conducted business through 20 full-service branch offices, located in northern New Jersey and the Company’s administrative offices located at 7 Sylvan Way, Parsippany, New Jersey. The Company’s principal executive office is located at 19 Park Avenue, Rutherford, New Jersey.
We own five properties and lease 16 properties at December 31, 2024. The aggregate net book value of premises and equipment was $29.5 million at December 31, 2024.
ITEM 3. LEGAL PROCEEDINGS
Periodically, we are involved in claims and lawsuits, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At December 31, 2024, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is listed on the Nasdaq Global Select Market under the trading symbol “BLFY.” Trading in the Company’s common stock commenced on July 16, 2021. As of December 31, 2024, there were 1,118 stockholders of record. Certain shares of Blue Foundry Bancorp are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
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
Issuer Purchases of Equity Securities
The following table reports information regarding repurchases of our common stock during the quarter ended December 31, 2024 and the stock repurchase plans approved by our Board of Directors.

Period	Total Number of Shares Purchased (1)	Average Price paid Per Share	As part of Publicly Announced Plans or Programs	Yet to be Purchased Under the Plans or Programs (1)
October	164,900	$10.01	164,900	37,603
November	157,151	$11.07	157,151	1,019,872
December	158,800	$10.42	158,800	861,072
Total	480,851	$10.49	480,851
(1) On February 21, 2024, the Company adopted its fourth program to repurchase up to 1,203,545 shares, or 5%, of its outstanding common stock. On November 8, 2024, the Company adopted its fifth repurchase program, which authorized the purchase of 5%, or 1,139,420 shares, of its outstanding common stock commencing upon the completion of the Company’s fourth stock repurchase program on November 7, 2024. The fifth repurchase program has no expiration date.
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section is intended to assist in the understanding of the financial performance of the Company and its subsidiary through a discussion of our financial condition as of December 31, 2024, and our results of operations for the years ended December 31, 2024 and 2023. This section should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements that appear at the end of this report.
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
Grow funding sources with an emphasis on core deposits to improve cost and mix and improve our Loan/Deposit ratio. The Company’s core banking strategy is to target small and medium-sized businesses and to continue the transition to relationship driven business and retail customers to grow the deposit base. The focus on small and medium-sized businesses will seek to attract and develop customers whose businesses are growing. As these customers grow, they can become full-service relationships that provide both lower-cost core deposits and lending opportunities. Blue Foundry’s market area has many small and medium-sized business opportunities to attract, onboard and leverage. Opportunities also exist to gain the banking relationships of business owners, as well as their employees. We have broadened our business customer offerings and have a full suite of cash management products for businesses. We anticipate steadily increasing deposit accounts each year. Critical to succeeding will be the ability to leverage technology, utilize management information, assign responsibility and accountability and develop a steady stream of referral opportunities to build quality relationships.
Grow and further diversify the loan portfolio. The Company’s overall strategy for loan growth and revenue generation will primarily be driven by further diversification into commercial lending, particularly owner-occupied commercial real estate and commercial and industrial lending. Our market area includes a sizable number of small to medium-sized businesses, which are potentially full-service relationships that can provide both core deposits and lending opportunities. We intend to pursue these commercial relationships through our branch network and the commercial bankers that we have recruited and continue to recruit, who build relationships with the privately-owned businesses managed and/or operating within the market and those located in areas targeted for expansion. We look to partner with our customers in their journey to build their businesses. We believe pursuing this strategy will allow us to both grow and diversify our business mix while providing us with the best opportunities to drive strong financial returns. Further, our investment in technology is intended to facilitate the delivery of consumer and business solutions without the need for traditional sales channels.
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
Critical Accounting Policies
Certain of our accounting policies are important to the presentation of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances that could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers. The Company has identified the allowance for credit losses on loans and income taxes to be critical accounting policies. These accounting policies are discussed in detail in Note 1 to our Consolidated Financial Statements included in Part II, Item 8.
Comparison of Operating Results for the Years Ended December 31, 2024 and 2023
General. The Company recorded a net loss for the year ended December 31, 2024 of $11.9 million compared to net loss of $7.4 million for the year ended December 31, 2023. The increased loss was largely driven by a decrease of $4.4 million in net interest income.
Interest Income. Interest income increased $6.3 million, or 8.0%, to $85.5 million for the year ended December 31, 2024 from $79.1 million for the year ended December 31, 2023. Interest income from loans and securities increased $4.5 million and $1.0 million, respectively. While the average balance of loans and securities decreased $16.4 million and $20.3 million, respectively, the yield on loans and securities increased as loans and securities were originated at higher rates during the year. Additionally, the average balances of cash and cash equivalents increased $12.0 million and the yield on cash and cash equivalents increased 18 basis points during 2024.
Interest Expense. Interest expense increased $10.7 million, or 28.8%, to $47.9 million for the year ended December 31, 2024 compared to $37.2 million for the year ended December 31, 2023. The increase in interest expense was driven by an increase of $12.7 million in interest expense on deposits partially offset by a decrease of $2.0 million in interest expense on borrowings. During 2024, the cost of time deposits and interest-bearing core deposits increased by 121 basis points and 13 basis points, respectively, while the cost of FHLB advances decreased by 12 basis points. The average balance of interest-bearing deposits increased $52.6 million as we grew deposits, however, interest-bearing core deposits (checking, savings and money market accounts) decreased by $112.0 million and average time deposits increased $164.6 million. The average balance of FHLB advances decreased $48.0 million.
Net Interest Income and Margin. For the year ended December 31, 2024 net interest income was $37.6 million, a decrease of $4.4 million or 10.4%, compared to $41.9 million for same period in 2023.
Net interest margin for the year ended December 31, 2024 decreased by 19 basis points to 1.90% from 2.09% for the year ended December 31, 2023. During the year, the increase in cost of interest-bearing liabilities outpaced the increase in yield on interest-earning assets. The cost of average interest-bearing liabilities increased 65 basis points to 2.95% for the year ended December 31, 2024 from 2.30% for the year ended December 31, 2023, while the yield on average interest-earning assets increased 38 basis points to 4.32% for the year ended December 31, 2024 from 3.94% for the year ended December 31, 2023. The total cost of deposits and total cost of funds increased 90 basis points and 64 basis points, respectively.

Provision for Credit Losses. The Company recorded a release of provision for credit losses of $1.4 million for the year ended December 31, 2024 compared to a release of provision for credit losses of $441 thousand for the year ended December 31, 2023. The net release of provision in 2024 consisted of a release of provision of $1.1 million on loans, $146 thousand for commitments and letters of credit and $60 thousand on held-to-maturity securities. During 2024, credit quality improved with reductions in non-performing loan balances of $1.0 million, coupled with modest growth in the loan portfolio.
Non-interest Income. Non-interest income was relatively stable at $1.8 million for both years ended December 31, 2024 and 2023. There was a slight decrease of $11 thousand, or 0.6%. During 2024, fees and service charges were up minimally and the Company recorded a gain on sale of an REO property of $123 thousand; however, there was a reduction in gain on sale of loans and a lack of gain on sale of securities.
Non-interest Expense. Non-interest expense totaled $52.6 million and $51.6 million for the year ended December 31, 2024 and 2023, respectively, an increase of $1.0 million or 2.0%. The increase was primarily driven by increases in compensation and benefits costs of $994 thousand and in FDIC premiums of $56 thousand, offset in part by a decrease in data processing of $471 thousand and professional services of $118 thousand.
Income Tax Expense. The Company’s current tax position reflects the previously established full valuation allowance on its deferred tax assets. At December 31, 2024 and 2023 the valuation allowance on deferred tax assets was $25.1 million and $24.0 million, respectively. The Company did not record a tax benefit for the loss incurred during 2024 and 2023 because a full valuation allowance was required on its deferred tax assets.

Analysis of Net Interest Income
Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the rates of interest earned on such assets and paid on such liabilities.
Average Balances and Yields. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Average balances have been calculated using daily balances. Non-accrual loans are included in average balances only. Amortization of loan origination fees are included in interest income on loans and are not material.

	Year Ended December 31,
	2024			2023
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
Assets:
Loans (1)	$1,553,143	$70,185	4.52%	$1,569,590	$65,685	4.18%
Mortgage-backed securities	173,691	4,276	2.46%	172,405	3,693	2.14%
Other investment securities	174,172	6,440	3.70%	195,754	6,010	3.07%
FHLB stock	18,038	1,756	9.73%	21,249	1,582	7.45%
Cash and cash equivalents	58,261	2,794	4.80%	46,245	2,135	4.62%
Total interest earning assets	1,977,305	85,451	4.32%	2,005,243	79,105	3.94%
Non-interest earning assets	59,832			56,297
Total assets	$2,037,137			$2,061,540
Liabilities and shareholders' equity:
NOW, savings, and money market deposits	$610,172	7,803	1.28%	$722,149	8,339	1.15%
Time deposits	665,740	29,027	4.36%	501,124	15,777	3.15%
Interest bearing deposits	1,275,912	36,830	2.89%	1,223,273	24,116	1.97%
FHLB advances	348,306	11,071	3.18%	396,265	13,070	3.30%
Total interest bearing liabilities	1,624,218	47,901	2.95%	1,619,538	37,186	2.30%
Non-interest bearing deposits	24,980			25,227
Non-interest bearing other	42,345			43,868
Total liabilities	1,691,543			1,688,633
Total shareholders' equity	345,594			372,907
Total liabilities and shareholders' equity	$2,037,137			$2,061,540
Net interest income		$37,550			$41,919
Net interest rate spread (2)			1.37%			1.64%
Net interest margin (3)			1.90%			2.09%
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

	Year Ended December 31,
	2024 vs. 2023
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)
Interest income:
Loans	$(781)	$5,281	$4,500
Mortgage-backed securities	27	556	583
Other investment securities	(663)	1,093	430
FHLB stock	(238)	412	174
Cash and cash equivalents	556	103	659
Total interest-earning assets	$(1,099)	$7,445	$6,346

Interest expense:
Interest-bearing deposits	$3,872	$8,842	$12,714
FHLB advances	(1,576)	(423)	(1,999)
Total interest-bearing liabilities	2,296	8,419	10,715
Net decrease in net interest income	$(3,395)	$(974)	$(4,369)
Comparison of Financial Condition at December 31, 2024 and December 31, 2023
Total Assets. Total assets increased $15.7 million to $2.06 billion at December 31, 2024.
Cash and cash equivalents. Cash and cash equivalents was $42.5 million at December 31, 2024 and $46.0 million at December 31, 2023.
Securities Available-For-Sale. Securities available-for-sale increased $13.3 million, or 4.7%, to $297.0 million at December 31, 2024 from $283.8 million at December 31, 2023 due to purchases and a $3.3 million improvement in the unrealized loss position on the portfolio, partially offset by amortization, maturities and calls during the year.
Securities Held-To-Maturity. Securities held-to-maturity totaled $33.1 million at December 31, 2024 decreasing $178 thousand from $33.3 million at December 31, 2023, primarily due to amortization, partially offset by a reduction in the provision for credit losses on HTM securities.
Other investments. Other investments decreased $2.6 million, or 12.6%, to $17.8 million at December 31, 2024 from $20.3 million at December 31, 2023. The change was due to a decrease in Federal Home Loan Bank of New York stock as a result of a reduction in FHLB borrowings.

Gross Loans. Gross loans held for investment increased $22.8 million, or 1.5%, to $1.58 billion at December 31, 2024 from $1.56 billion at December 31, 2023. Commercial real estate loans increased $27.1 million, construction loans increased $25.1 million, consumer loans increased $7.2 million and commercial and industrial loans increased $4.5 million, while the residential and multifamily loan portfolios decreased $32.7 million and $11.4 million, respectively. Loan fundings totaled $108.4 million during 2024, including originations of $35.7 million in commercial real estate loans, $33.7 million in construction loans, $12.2 million in multifamily loans and $11.2 million in commercial and industrial loans. In addition, the Company purchased $21.6 million of conforming residential mortgages in New Jersey and participated in an $8.0 million consumer loan during the year.
The following table presents loans allocated by loan category:

	December 31, 2024	December 31, 2023
	(In thousands)
Residential	$518,243	$550,929
Multifamily	671,116	682,564
Commercial real estate	259,633	232,505
Construction	85,546	60,414
Junior liens	25,422	22,503
Commercial and industrial	16,311	11,768
Consumer and other	7,211	47
Total loans	1,583,482	1,560,730
The table below presents the balance of non-performing assets on the dates indicated:

	December 31, 2024	December 31, 2023
	(In thousands)
Residential	$4,377	$5,884
Multifamily	—	146
Junior liens	149	49
Commercial and industrial	578	39
Total	$5,104	$6,118
Other real estate owned	—	593
Total non-performing assets	$5,104	$6,711
Other Assets. Other assets decreased $10.8 million, or 40.0%, to $16.3 million at December 31, 2024 from $27.1 million at December 31, 2023 due to the timing of the settlement of a matured security in 2023.
Total Deposits. Total deposits increased $98.4 million or 7.9% to $1.34 billion at December 31, 2024 compared to $1.24 billion at December 31, 2023, largely due to an increase in customer deposits. Core deposits (defined as non-interest bearing deposits, NOW and demand accounts, and savings accounts) represented 47.3% of total deposits compared to 48.8% at December 31, 2023, as time deposits increased $110.7 million. The increase in time deposits includes $30.0 million in brokered deposits, bringing the total brokered deposit balance to $155.0 million at December 31, 2024. Uninsured and uncollateralized deposits from third-party customers were $147.6 million, or 11% of deposits, at the end of December 31, 2024.

The following table presents the totals of deposit accounts by account type, at the dates shown below:

	December 31, 2024	December 31, 2023
	(In thousands)
Non-interest bearing deposits	$26,001	$27,739
NOW and demand accounts (1)	369,554	361,139
Savings (1)	240,426	259,402
Time deposits	707,339	596,624
Total deposits	$1,343,320	$1,244,904
(1) Money market accounts are included within the NOW and demand accounts and savings captions.
Borrowings. The Company had $339.5 million of borrowings at December 31, 2024, a decrease of $58.0 million, or 14.6%, from $397.5 million at December 31, 2023. During the year, we were able to pay off maturing borrowings as deposit growth outpaced asset growth. Borrowings consisted solely of Federal Home Loan Bank of New York advances; $224.0 million of which are associated with longer-dated swap agreements. See Note 12, Derivatives, of Notes to Consolidated Financial Statements in “Part II, Item 8- Financial Statements.”
Total Shareholders’ Equity. Total shareholders’ equity decreased by $23.4 million, or 6.6%, to $332.2 million at December 31, 2024 compared to $355.6 million at December 31, 2023. The decrease was driven by the Company’s repurchase of 1,920,940 of its shares at a cost of $19.4 million and the net loss of $11.9 million. These decreases were partially offset by improvements in accumulated other comprehensive loss and the cost of equity compensation already reflected in equity. Treasury shares totaling 406,950 were used to fund the shareholder-approved restricted stock grants.
Off-Balance Sheet. To help manage our interest rate position, the Company had $349.0 million in interest rate hedges at December 31, 2024, with a weighted average duration of 2.4 years. This represents an increase of $90.0 million from December 31, 2023, when interest rate hedges totaled $259.0 million with a weighted average duration of 3.2 years. See Note 12, Derivatives, of Notes to Consolidated Financial Statements in “Part II, Item 8- Financial Statements.”
Liquidity and Capital Resources
Liquidity is the ability to meet current and future financial obligations of a short-term and long-term nature. Our primary sources of funds consist of deposit inflows, principal and interest payments on loans and securities, maturities of securities and FHLB advances and other borrowings. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, calls of investment securities and borrowed funds and prepayments on loans are greatly influenced by general interest rates, economic conditions and competition. Additionally, deposit flows are impacted by general deposit behavior. Our primary use of funds is for the origination and purchase of loans and the purchase of securities.
Management regularly adjusts our investments in liquid assets based upon an assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of our interest-rate risk and investment policies.
The Bank has entered into derivative financial instruments to reduce risk associated with interest rate volatility by matching repricing terms of assets and liabilities. These derivatives had an aggregate notional amount of $349.0 million and $259.0 million at of December 31, 2024 and 2023, respectively. See Note 12, Derivatives, of the Notes to the Consolidated Financial Statements in “Part II, Item 8- Financial Statements.”

At December 31, 2024, we had outstanding commitments to originate loans of $20.9 million and unused lines of credit of $84.6 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from December 31, 2024 totaled $697.2 million. Management expects, based on historical experience, that a substantial portion of the maturing certificates of deposit will be retained. However, if a substantial portion of these deposits is not retained, we may utilize wholesale funding or raise interest rates on customer deposits to attract new accounts, which may result in higher levels of interest expense. Available borrowing capacity at December 31, 2024 was $270.6 million with FHLB. We also had the ability to borrow up to $107.7 million at the FRB’s Discount Window and a $30.0 million available line of credit with a correspondent bank at December 31, 2024. Additionally, 63.4% of the Bank’s investment securities are unencumbered and could be used as collateral for additional borrowing capacity.
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to originate loans, unused lines of credit and standby letters of credit, which involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. Our exposure to credit loss is represented by the contractual amount of the instruments. We use the same credit policies in making commitments that we do for on-balance sheet instruments. Management believes that our current sources of liquidity are more than sufficient to fulfill our obligations as of December 31, 2024, pursuant to off-balance-sheet arrangements and contractual obligations.
Blue Foundry Bancorp is a separate legal entity from Blue Foundry Bank and must provide for its own liquidity to fund dividend payments, stock repurchases, and other corporate risk factors. The Company’s primary source of liquidity is the issuance of stock and the receipt of dividend payments from the Bank in accordance with applicable regulatory requirements. At December 31, 2024, Blue Foundry Bancorp (unconsolidated) had liquid assets of $41.3 million.
The Bank is subject to various regulatory capital requirements administered by the NJDOBI and the FDIC. At December 31, 2024, the Bank exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines. See “Item 1. Business—Supervision and Regulation—Federal Banking Regulation—Capital Requirements” and Note 19 of the Notes to the Consolidated Financial Statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Qualitative Analysis. Our most significant form of market risk is interest rate risk because, as a financial institution, the majority of our assets and liabilities are sensitive to changes in interest rates. Therefore, a principal part of our operations is to manage interest rate risk and limit the exposure of our financial condition and results of operations to changes in market interest rates. Our Asset/Liability Committee (“ALCO”)/Investment Committee, which consists of members of management, is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the policy and guidelines approved by our Board of Directors. We currently utilize a third-party modeling program, prepared on a quarterly basis, to evaluate our sensitivity to changing interest rates and assess liquidity requirements and modify our lending, investing and deposit gathering strategies accordingly. On a quarterly basis, our Board reviews various ALCO reports that estimate the sensitivity of the economic value of equity and net interest income under various interest rate scenarios.
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
The Bank has entered into derivative financial instruments to reduce risk associated with interest rate volatility. These derivatives are used to manage differences in the amount, timing and duration of the Bank’s known or expected cash receipts and its known or expected cash payments principally related to the Bank’s wholesale fundings. These derivatives had an aggregate notional amount of $349.0 million as of December 31, 2024.
Quantitative Analysis. As noted, we use a third-party industry standard asset/liability model to complete our quarterly interest rate risk reports. The model projects net interest income based on various interest rate scenarios and horizons. We use a combination of analyses to monitor our exposure to changes in interest rates.
Our net interest income sensitivity analysis determines the relative balance between the repricing of assets, liabilities and off-balance sheet positions over various horizons. This asset and liability analysis includes expected cash flows from loans and securities, using forecasted prepayment rates, reinvestment rates, as well as contractual and forecasted liability cash flows. This analysis identifies mismatches in the timing of asset and liability cash flows but does not necessarily provide an accurate indicator of interest rate risk because the rate forecasts and assumptions used in the analysis may not reflect actual experience. The economic value of equity (“EVE”) analysis estimates the change in the net present value (“NPV”) of assets and liabilities and off-balance sheet contracts over a range of immediate rate shock interest rate scenarios. In calculating changes in EVE, for the various scenarios we forecast loan and securities prepayment rates and deposit decay rates.
Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.
A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100-basis point increase in the “Basis Point Change in Interest Rates” column below.
The following table sets forth, at December 31, 2024, the calculation of the estimated changes to the Bank’s net interest income, at the Bank level, that would result from the specified immediate changes in the United States Treasury yield curve. For purposes of this table, 100 basis points equals 1%.

	Net Interest Income
Change in Interest Rates (basis points)	Amount	Change	Percent
	(Dollars in thousands)
+200	$48,719	1,209	2.5%
+100	48,153	643	1.4
0	47,510	—	—
-100	49,117	1,607	3.4
-200	50,419	2,909	6.1

The following table sets forth, at December 31, 2024, the calculation of the estimated changes in our NPV, at the Bank level, that would result from the specified immediate changes in the United States Treasury yield curve. For purposes of this table, 100 basis points equals 1%.

	NPV
Change in Interest Rates (basis points)	Estimated NPV	Estimated Increase (Decrease)		NPV as a Percent of Portfolio Value of Assets
		Amount	Percent	NPV Ratio	Change
	(Dollars in thousands)
+200	$117,583	$(70,082)	(37.3)%	5.7%	(3.4)
+100	152,321	(35,344)	(18.8)	7.4	(1.7)
0	187,665	—	—	9.1	—
-100	220,891	33,226	17.7	10.7	1.6
-200	253,350	65,684	35.0	12.3	3.2
The table above indicates that at December 31, 2024, in the event of an instantaneous 100 basis point increase in interest rates, the Bank would experience a 19% decrease in NPV. In the event of an instantaneous 100 basis point decrease in interest rates, the Bank would experience a 18% increase in NPV.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following are included in this item:

A.	Report of Independent Registered Public Accounting Firm
B.	Consolidated Financial Statements:
	(1)	Consolidated Statements of Financial Condition as of December 31, 2024 and 2023
	(2)	Consolidated Statements of Operations for the years ended December 31, 2024 and 2023
	(3)	Consolidated Statements of Comprehensive Loss for the years ended December 31, 2024 and 2023
	(4)	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2024 and 2023
	(5)	Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023
	(6)	Notes to Consolidated Financial Statements
C.	Blue Foundry Bancorp Condensed Financial Statements:
	(1)	Condensed Statements of Financial Condition as of December 31, 2024 and 2023
	(2)	Condensed Statements of Comprehensive Loss for the years ended December 31, 2024 and 2023
	(3)	Condensed Statements of Cash Flows for the years ended December 31, 2024 and 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Blue Foundry Bancorp:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Blue Foundry Bancorp and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
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
New York, New York
March 27, 2025

See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP
Consolidated Balance Sheets
(In thousands, except share data)

	December 31, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$42,502	$46,025
Securities available-for-sale, at fair value	297,028	283,766
Securities held-to-maturity (fair value of $29,995 at December 31, 2024 and $28,323 at December 31, 2023, and allowance for credit losses of $98 at December 31, 2024 and $158 at December 31, 2023)	33,076	33,254
FHLB stock and other investments	17,791	20,346
Loans receivable, net of allowance for credit losses of $12,965 at December 31, 2024 and $14,154 at December 31, 2023	1,570,517	1,546,576
Real estate owned, net	—	593
Interest and dividends receivable	8,014	7,595
Premises and equipment, net	29,486	32,475
Right-of-use assets	23,470	25,172
Bank owned life insurance	22,519	22,034
Other assets	16,280	27,127
Total assets	$2,060,683	$2,044,963

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	$1,343,320	$1,244,904
Advances from the Federal Home Loan Bank	339,500	397,500
Advances by borrowers for taxes and insurance	9,356	8,929
Lease liabilities	25,168	26,777
Other liabilities	11,141	11,213
Total liabilities	1,728,485	1,689,323

Shareholders’ equity
Preferred stock, $0.01 par value, 10,000,000 authorized; none issued	—	—
Common stock $0.01 par value; 70,000,000 shares authorized; 28,522,500 shares issued at December 31, 2024 and December 31, 2023; 22,522,626 and 24,509,950 shares outstanding at December 31, 2024 and December 31, 2023, respectively	285	285
Additional paid-in capital	277,304	273,991
Retained earnings	152,429	164,340
Treasury Stock, at cost: 5,999,874 shares at December 31, 2024 and 4,012,550 shares at December 31, 2023	(59,699)	(40,016)
Unallocated common shares held by Employee Stock Ownership Plan	(19,167)	(20,080)
Accumulated other comprehensive loss	(18,954)	(22,880)
Total shareholders’ equity	332,198	355,640
Total liabilities and shareholders’ equity	$2,060,683	$2,044,963

See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP
Consolidated Statements of Operations
(Dollars in thousands)

	For the Year Ended December 31,
	2024	2023
Interest income:
Loans	$70,185	$65,685
Taxable investment income	15,122	12,990
Non-taxable investment income	144	430
Total interest income	85,451	79,105
Interest expense:
Deposits	36,830	24,116
Borrowed funds	11,071	13,070
Total interest expense	47,901	37,186
Net interest income	37,550	41,919
Release of credit losses	(1,350)	(441)
Net interest income after release of credit losses	38,900	42,360
Non-interest income:
Fees and service charges	1,203	1,164
Gain on securities, net	—	20
Gain on sale of loans	36	231
Other income	555	390
Total non-interest income	1,794	1,805
Non-interest expense:
Compensation and benefits	29,433	28,439
Occupancy and equipment	8,878	8,350
Data processing	5,648	6,119
Advertising	292	354
Professional services	2,903	3,021
Federal deposit insurance	855	799
Other expense	4,596	4,480
Total non-interest expense	52,605	51,562
Loss before income tax expense	(11,911)	(7,397)
Income tax expense	—	—
Net loss	$(11,911)	$(7,397)
Basic and diluted loss per share	$(0.55)	$(0.31)
Weighted average shares outstanding-basic	21,477,429	23,925,724
Weighted average shares outstanding-diluted	21,477,429	23,925,724

See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year Ended December 31,
	2024	2023
	(In thousands)
Net loss	$(11,911)	$(7,397)
Other comprehensive (loss) income, net of tax (1):
Unrealized gain on securities available-for-sale:
Unrealized gain arising during the period	3,273	5,504
Reclassification adjustment for gain included in net income	—	(20)
	3,273	5,484
Unrealized gain (loss) on cash flow hedge:
Unrealized (loss) gain arising during the period	(5,574)	1,963
Reclassification adjustment for loss (gain) included in net income	6,355	(5,472)
	781	(3,509)
Post-Retirement plans:
Net actuarial loss	(128)	(136)
	(128)	(136)
Total other comprehensive income, net of tax (1):	3,926	1,839
Comprehensive loss	$(7,985)	$(5,558)
(1) Includes a deferred tax valuation allowance equal to the net tax benefit.

See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP
Consolidated Statements of Changes in Shareholders’ Equity
Year Ended December 31, 2024 and 2023
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Unallocated Common Stock Held by ESOP	Total Shareholders’ Equity
	Shares	Par Value
		(In thousands, except share data)
Balance at January 1, 2023	27,523,219	$285	$279,454	$171,763	$(12,072)	$(24,719)	$(20,993)	$393,718
Cumulative effect of adopting ASU 2016-13	—	—	—	(18)	—	—	—	(18)
Cumulative effect of adopting ASU 2022-02	—	—	—	(8)	—	—	—	(8)
Net loss	—	—	—	(7,397)	—	—	—	(7,397)
Other comprehensive income	—	—	—	—	—	1,839	—	1,839
Purchase of Treasury stock	(3,717,949)	—	—	—	(36,268)	—	—	(36,268)
Treasury stock allocated to restricted stock plan, net of forfeitures	704,680	—	(8,324)	—	8,324	—	—	—
Compensation cost for stock options and restricted stock	—	—	2,879	—	—	—	—	2,879
ESOP shares committed to be released (91,272 shares)	—	—	(18)	—	—	—	913	895
Balance at December 31, 2023	24,509,950	$285	$273,991	$164,340	$(40,016)	$(22,880)	$(20,080)	$355,640
Net loss	—	—	—	(11,911)	—	—	—	(11,911)
Other comprehensive loss	—	—	—	—	—	3,926	—	3,926
Purchase of Treasury stock	(1,945,241)	—	—	—	(19,444)	—	—	(19,444)
Treasury stock allocated to restricted stock plan, net of forfeitures	(42,083)	—	169	—	(239)	—	—	(70)
Compensation cost for stock options and restricted stock	—	—	3,166	—	—	—	—	3,166
ESOP shares committed to be released (91,272shares)	—	—	(22)	—	—	—	913	891
Balance at December 31, 2024	22,522,626	$285	$277,304	$152,429	$(59,699)	$(18,954)	$(19,167)	$332,198

See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2024	2023
	(In thousands)
Cash flows from operating activities
Net loss	$(11,911)	$(7,397)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization of premises and equipment	3,126	2,870
Change in right-of-use asset	2,875	2,822
(Accretion) amortization of:
Deferred loan fees, costs, premiums and discounts, net	(168)	(598)
Premiums and discounts on securities, net	725	1,044
Release of provision for credit losses/loan losses	(1,350)	(441)
Gain on sales and calls of securities, net	—	(20)
Proceeds from sales of loans held for sale	486	5,479
Gains on sale of loans, net	(36)	(231)
Origination of loans held for sale	(450)	(5,248)
Loss on premises and equipment	3	13
Net gain on sale of real estate owned	(123)	—
Increase in BOLI cash surrender value	(485)	(458)
ESOP and stock-based compensation expense	4,057	3,774
Increase in interest and dividends receivable	(419)	(702)
Decrease (increase) in other assets	10,648	(7,498)
Increase (decrease) in other liabilities	867	(2,892)
Change in lease liability	(2,782)	(2,635)
Net cash provided by (used in) operating activities	5,063	(12,118)
Cash flows from investing activities
Net payments (originations) of loans	6,910	(8,854)
Purchases of mortgage and consumer loans	(29,539)	(6,804)
Proceeds from sale of real estate owned	716	—
Purchases of securities available-for-sale	(89,108)	(15,524)
Proceeds from sales and calls of securities available-for-sale	—	11,674
Principal payments and maturities on securities available-for-sale	78,632	39,085
Purchases of other investments	(150)	—
Purchases of Federal Home Loan Bank stock	(47,120)	(57,200)
Redemption of Federal Home Loan Bank stock	49,793	52,875
Proceeds from bank owned life insurance	—	582
Proceeds from sale of fixed assets	—	38
Purchases of premises and equipment	(140)	(5,571)
Net cash (used in) provided by investing activities	(30,006)	10,301
Cash flows from financing activities
Net change in deposits	98,416	(43,958)
Proceeds from advances from Federal Home Loan Bank	1,006,000	2,292,000
Repayments of advances from Federal Home Loan Bank	(1,064,000)	(2,205,000)
Net decrease (increase) in advances by borrowers for taxes and insurance	427	(373)
Purchase of treasury stock	(19,423)	(36,009)
Net cash provided by financing activities	21,420	6,660
Net (decrease) increase in cash and cash equivalents	(3,523)	4,843
Cash and cash equivalents at beginning of period	46,025	41,182
Cash and cash equivalents at end of period	$42,502	$46,025

BLUE FOUNDRY BANCORP
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2024	2023
	(In thousands)
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$48,042	$36,314
Income taxes	136	96
Supplemental noncash disclosures
Transfers of loans to other real estate owned	—	593
Lease liabilities arising from obtaining right-of-use assets	1,173	2,088

See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023

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
Basis of Financial Statement Presentation
The consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles. The audited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and revenues and expenses for the period. Actual results could differ from those estimates. We may reclassify prior year financial statements to conform to the current presentation. The results of operations and other data presented for the year ended December 31, 2024 are not necessarily indicative of the results of operations that may be expected for subsequent periods.
Segment Reporting
As a community-focused financial institution, substantially all of the Company’s operations involve the delivery of loan and deposit products to customers. Management makes operating decisions and assesses performance based on an ongoing review of these community banking operations, which constitute the Company’s only operating segment for financial reporting purposes.
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

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023

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
Allowance for Credit Losses on Securities
The Company adopted the Current Expected Credit Losses (“CECL”) methodology on January 1, 2023. ASU 2016-13, which eliminates the concept of other-than-temporary impairment and instead requires entities to determine if impairment is related to credit loss or non-credit loss. In making the assessment of whether a loss is from credit or other factors, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and adverse conditions related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows is less than the amortized cost basis, a credit loss exists and an allowance is created, limited by the amount that the fair value is less than the amortized cost basis.
For Available-for-Sale Debt Securities
On a quarterly basis the Company evaluates the AFS debt securities for impairment. Securities that are not 100% guaranteed or implicitly guaranteed by the U.S. government, that are in an unrealized loss position are reviewed to determine if a securities loss were due to credit impairment factors. The primary factors considered in evaluating whether an impairment exists include: (a) the extent to which the fair value is less than the amortized cost basis, (b) the financial condition, credit rating and future prospects of the issuer, (c) whether the debtor is current on contractually obligated interest and principal payments, and (d) whether the Company intends to sell the security and whether it is more likely than not that the Company will not be required to sell the security.
If a determination is made that an AFS debt security is impaired, the Company will estimate the amount of the unrealized loss that is attributable to credit and all other non-credit related factors. The credit related component will be recognized as a provision for credit losses through an allowance for securities credit losses. The securities provision for credit losses will be limited to the difference between the security’s amortized cost basis and fair value and any future changes may be reversed, limited to the amount previously expensed, in the period they occur. The non-credit related component will be recorded as an adjustment to accumulated other comprehensive income, net of tax.
For Held-to-Maturity Debt Securities
The allowance for credit losses on held-to-maturity debt securities is initially recognized upon acquisition of the securities, and subsequently remeasured on a quarterly basis. Expected credit losses on held-to-maturity debt securities through the life of the financial instrument are estimated and recognized as an allowance for credit losses on the balance sheet with a corresponding adjustment to current earnings. Subsequent favorable or unfavorable changes in expected cash flow will decrease or increase the allowance for credit losses through a charge to the provision for credit losses.
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

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023

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
The loan portfolio is categorized according to collateral type, loan purpose, lien position, or borrower type (i.e., commercial, consumer). The categories used include residential, multifamily, commercial real estate, construction and land, junior liens, commercial and industrial, and consumer and other.
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

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023

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
Premises and Equipment
Premises and equipment, including leasehold improvements, are generally stated at cost less accumulated depreciation, amortization and fair value adjustments. Depreciation and amortization is computed primarily using the straight-line method over the estimated useful lives of the assets or leases. Repair and maintenance items are expensed and major improvements are capitalized. Upon retirement or sale, any gain or loss is credited or charged to operations. Construction in progress represents costs incurred to develop assets for future use.
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

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023

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
The Company evaluates the realizability of deferred tax assets at least annually in accordance with ASC 740-10-30-5(e), and may determine that it is more-likely-than-not that a portion, or all, of the assets would require a valuation allowance. Based on this evaluation, the Company maintained a full valuation allowance on its net deferred tax assets as of December 31, 2024 and 2023.
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
Treasury Stock
Repurchases of Company common stock are classified as treasury stock shares carried at cost and presented as a reduction of shareholders’ equity. Treasury stock is not considered outstanding for share count purposes and are excluded from average common shares outstanding for basic and diluted earnings per share. Reissued treasury stock at an amount greater (less) than paid to repurchase the shares will result in a gain (loss) on the reissuance of the shares. The gain or loss will be recognized in shareholders’ equity. A gain on the reissuance of treasury shares are credited to additional paid-in capital. A loss on the reissuance of treasury shares are debited to additional paid-in capital to the extent previous net gains from the same class of stock are included in additional paid-in capital. Losses in excess of gains in additional paid-in capital are charged to retained earnings.

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023

Derivatives
The Company uses derivative financial instruments as components of its market risk management, principally to manage interest rate risk. At the inception of a derivative contract, the Company designates the derivative as one of three types based on the Company’s intentions and belief as to likely effectiveness as a hedge. These three types are (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), or (3) an instrument with no hedging designation (“stand-alone derivative”). For a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item, are recognized in current earnings as fair values change. For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction affects earnings. For both types of hedges, changes in the fair value of derivatives that are not highly effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings. Changes in the fair value of derivatives that do not qualify for hedge accounting are reported currently in earnings, as non-interest income. As of December 31, 2024, and December 31, 2023, the Company’s derivatives are all designated in cash flow hedge relationships.
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
December 31, 2024 and 2023

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
The Company recognizes compensation expense for the fair values of these awards, which have time vesting, on a straight-line basis over the requisite service period of the awards. The Company’s accounting policy is to recognize forfeitures as they occur.
The Company also grants performance-based awards that are dependent on the achievement of certain metrics over a defined measurement period ending. At the end of the performance period, the number of actual shares to be awarded may vary between 0% and 100% of target amounts. The awards then convert to time-based awards.
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
December 31, 2024 and 2023

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
Adoption of New Accounting Standards
As an “emerging growth company” as defined in Title 1 of the Jumpstart Our Business Startups (JOBS) Act prior to December 31, 2019, the Company elected to use the extended transition period to delay the adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements were made applicable to private companies.
Accounting Standards Update (“ASU”) No. 2023-07. In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The amendments in this ASU require improved reportable segment information on an annual and interim basis, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance by the Company's chief operating decision maker (“CODM”). The Company's CODM is its President and Chief Executive Officer. This update is effective for financial statements issued for fiscal years beginning after December 15, 2023, and interim periods for fiscal years beginning after December 15, 2024. ASU 2023-07 should be applied retrospectively to all prior periods presented in the financial statements. The adoption of ASU 2023-07 did not have a material effect on the Company's financial position, results of operations or financial statement disclosures as the Company operates one operating segment. See Note 20 to the consolidated financial statements.

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023

NOTE 2 – SECURITIES
Debt Securities
The amortized cost of securities available-for-sale and their estimated fair values at December 31, 2024 and 2023 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
December 31, 2024
U.S. Treasury Notes	$41,259	$40	$(1,160)	$40,139
Corporate Bonds	75,122	389	(2,357)	73,154
U.S. Government agency obligations	874	—	(62)	812
Obligations issued by U.S. states and their political subdivisions	6,357	—	(333)	6,024
Mortgage-backed securities:
Residential	171,754	9	(22,722)	149,041
Multifamily	19,776	—	(1,033)	18,743
Asset-backed securities	9,312	—	(197)	9,115
Total	$324,454	$438	$(27,864)	$297,028

December 31, 2023
U.S. Treasury Notes	$36,935	$—	$(1,875)	$35,060
Corporate Bonds	82,248	56	(5,681)	76,623
U.S. Government agency obligations	11,519	—	(379)	11,140
Obligations issued by U.S. states and their political subdivisions	6,423	—	(228)	6,195
Mortgage-backed securities:
Residential	149,808	—	(21,266)	128,542
Multifamily	12,522	—	(999)	11,523
Asset-backed securities	15,010	—	(327)	14,683
Total	$314,465	$56	$(30,755)	$283,766

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023

The amortized cost of securities held-to-maturity, allowance for credit losses and their estimated fair values at December 31, 2024 and 2023, are as follows:

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
	(In thousands)
December 31, 2024
Asset-backed securities	$14,574	$—	$(993)	$13,581
Corporate bonds	18,600	—	(2,186)	16,414
Total	$33,174	$—	$(3,179)	$29,995
Allowance for credit loss	(98)
	$33,076

December 31, 2023
Asset-backed securities	$14,812	$—	$(1,496)	$13,316
Corporate bonds	18,600	—	(3,593)	15,007
Total	$33,412	$—	$(5,089)	$28,323
Allowance for credit loss	(158)
	$33,254
At December 31, 2024 and 2023, the allowance for credit losses on securities held-to-maturity totaled $98 thousand and $158 thousand respectively, and related to the corporate bonds. The asset-backed securities are in an AAA or A1 tranche determined by a third party. No loss is expected on these securities.
During the year ended December 31, 2024, there were no sales or calls of securities available-for-sale. During the year ended December 31, 2023, proceeds from sales of securities available-for-sale totaled $9.1 million, resulting in gross realized gains of $49 thousand and gross realized losses of $29 thousand. Calls of securities available-for-sale totaled $2.5 million, resulting in no gains or losses during the year ended December 31, 2023.
Securities pledged at December 31, 2024 and 2023, had a carrying amount of $119.8 million and $11.7 million, respectively. Unencumbered securities can be pledged to secure borrowings, public deposits and derivatives, as needed.

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023

The amortized cost and fair value of debt securities are shown below by contractual maturity at December 31, 2024. Expected maturities on mortgage and asset-backed securities generally exceed 20 years; however, they may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized Cost (1)	Estimated Fair Value
	(In thousands)
Available-for-sale
Due in one year or less	$52,605	$52,381
Due from one year to five years	22,998	22,809
Due from five to ten years	41,019	39,287
Due after ten years	6,990	5,652
	123,612	120,129
Mortgage-backed and asset-backed securities	200,842	176,899
Total	$324,454	$297,028

Held-to-maturity
Due from five to ten years	$18,600	$16,414
	18,600	16,414
Asset-backed securities	14,574	13,581
Total	$33,174	$29,995
(1) Excludes the allowance for credit losses on held-to-maturity securities at December 31, 2024.
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
The table below indicates the credit profile of the Company’s debt securities held-to-maturity at amortized cost at December 31, 2024 and December 31, 2023.

December 31, 2024	AAA	A1	BBB+	BBB	BBB-	Total
	(In thousands)
Corporate bonds	$—	$—	$1,600	$16,000	$1,000	$18,600
Asset-backed securities	8,677	5,897	—	—	—	14,574
Total	$8,677	$5,897	$1,600	$16,000	$1,000	$33,174

December 31, 2023	AAA	A1	BBB+	BBB	BBB-	Total
	(In thousands)
Corporate bonds	$—	$—	$1,600	$11,000	$6,000	$18,600
Asset-backed securities	8,844	5,968	—	—	—	14,812
Total	$8,844	$5,968	$1,600	$11,000	$6,000	$33,412
At December 31, 2023, there was one security with a value of $2.0 million included in the BBB rating that had a split rating.

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023

The following table summarizes available-for-sale securities with unrealized losses at December 31, 2024 and 2023, aggregated by major security type and length of time in a continuous loss position.

	Less than 12 Months		12 Months or More		Total
	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Number of Securities	Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
December 31, 2024
U.S. Treasury Note	$—	$—	$(1,160)	$5,776	1	$(1,160)	$5,776
Corporate Bonds	—	—	(2,357)	39,286	19	(2,357)	39,286
U.S. Government agency obligations	—	—	(62)	812	2	(62)	812
Obligations issued by U.S. states and their political subdivisions	—	—	(333)	6,024	5	(333)	6,024
Mortgage-backed securities:
Residential	(64)	18,888	(22,658)	112,396	47	(22,722)	131,284
Multifamily	(56)	11,237	(977)	7,506	5	(1,033)	18,743
Asset-backed securities	—	—	(197)	4,115	2	(197)	4,115
Total available-for-sale	$(120)	$30,125	$(27,744)	$175,915	81	$(27,864)	$206,040

December 31, 2023
U.S. Treasury Note	$—	$—	$(1,875)	$35,060	4	$(1,875)	$35,060
Corporate Bonds	(7)	8,260	(5,674)	61,156	30	(5,681)	69,416
U.S. Government agency obligations	—	—	(380)	11,140	3	(380)	11,140
Obligations issued by U.S. states and their political subdivisions	—	—	(228)	6,195	5	(228)	6,195
Mortgage-backed securities:
Residential	—	2	(21,266)	128,535	48	(21,266)	128,537
Multifamily	—	—	(999)	11,524	6	(999)	11,524
Asset-backed securities	(21)	4,991	(305)	4,680	3	(326)	9,671
Total available-for-sale	$(28)	$13,253	$(30,727)	$258,290	99	$(30,755)	$271,543
Of the 81 available-for-sale securities in an unrealized loss position at December 31, 2024, 55 are comprised of U.S. Government agency obligations, Treasury notes, and mortgage-backed securities. These securities were all issued by U.S. Government-sponsored entities and agencies. For corporate bonds, obligations issued by U.S. states and their political subdivisions and asset-backed securities in an unrealized loss position, the decline in fair value is attributable to changes in interest rates and liquidity, not credit quality. The Company does not intend to sell these securities, nor does it foresee being required to sell them before the anticipated recovery or maturity.

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023

The following table summarizes held-to-maturity securities with unrealized losses at December 31, 2024 and December 31, 2023 aggregated by major security type and length of time in a continuous loss position.

	Less than 12 Months		12 Months or More		Total
	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Number of Securities	Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
December 31, 2024
Corporate Bonds	$—	$—	$(2,186)	$16,414	9	$(2,186)	$16,414
Asset-backed securities	—	—	(993)	13,581	2	(993)	13,581
Total held-to-maturity	$—	$—	$(3,179)	$29,995	11	$(3,179)	$29,995

December 31, 2023
Corporate Bonds	$—	$—	$(3,593)	$15,007	9	$(3,593)	$15,007
Asset-backed securities	—	—	(1,496)	13,316	2	(1,496)	13,316
Total held-to-maturity	$—	$—	$(5,089)	$28,323	11	$(5,089)	$28,323
The held-to-maturity securities in an unrealized loss position at December 31, 2024, are corporate bonds and asset-backed securities, which experienced a decline in fair value attributable to changes in interest rates and liquidity, not credit quality. The Company also does not intend to sell these securities, nor does it foresee being required to sell them before the anticipated recovery or maturity.
FHLB Stock and Other Investments
At December 31, 2024 and 2023, other investments primarily consisted of investments in FHLB stock and, to a much lesser extent, investments in a financial technology fund and a community banking core provider cooperative. Other investments carried at fair value totaled $17.6 million and $20.2 million at December 31, 2024 and 2023, respectively. The investment in a financial technology fund is carried at net asset value (“NAV”) and totaled $226 thousand at December 31, 2024 and $109 thousand at December 31, 2023. The Company recorded a net increase in the NAV of $33 thousand and $78 thousand for the years ended December 31, 2024 and 2023, respectively, as a component of other income. The Company's unfunded commitments related to the financial technology fund totaled $670 thousand at December 31, 2024.
NOTE 3 – LOANS RECEIVABLE, NET
A summary of loans receivable, net, at December 31, 2024 and 2023 is as follows:

	December 31, 2024	December 31, 2023
	(In thousands)
Residential	$518,243	$550,929
Multifamily	671,116	682,564
Commercial real estate	259,633	232,505
Construction	85,546	60,414
Junior liens	25,422	22,503
Commercial and industrial	16,311	11,768
Consumer and other	7,211	47
Total loans	1,583,482	1,560,730
Less: Allowance for credit losses on loans (1)	12,965	14,154
Loans receivable, net	$1,570,517	$1,546,576
(1) For more information, see Note 4 - Allowance for Credit Losses.

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023

Loans are recorded at amortized cost, which includes principal balance, net deferred fees or costs, premiums and discounts. The Company elected to exclude accrued interest receivable from amortized cost. Accrued interest receivable is reported separately in the consolidated balance sheets and totaled $6.7 million and $6.1 million at December 31, 2024 and December 31, 2023, respectively. Loan origination fees and certain direct loan origination costs are deferred and the net fee or cost is recognized in interest income as an adjustment of yield. At both December 31, 2024 and December 31, 2023, net deferred loan fees totaled $2.0 million.
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

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023

Loss – Assets classified as loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off the asset even though partial recovery may be effected in the future.
The following table presents the risk category of loans by class of loan and vintage as of December 31, 2024:

	Term Loans by Origination Year
	2024	2023	2022	2021	2020	Pre-2020	Revolving Loans	Total
	(in thousands)
Residential
Pass	$24,396	$12,941	$90,735	$101,928	$13,851	$269,751	$—	$513,602
Special mention	—	—	—	—	—	264	—	264
Substandard	—	—	225	—	—	4,152	—	4,377
Total	24,396	12,941	90,960	101,928	13,851	274,167	—	518,243
Multifamily
Pass	15,690	16,933	272,345	147,322	34,541	178,799	—	665,630
Special mention	—	—	5,368	—	—	—	—	5,368
Substandard	—	—	—	—	—	118	—	118
Total	15,690	16,933	277,713	147,322	34,541	178,917	—	671,116
Commercial real estate
Pass	35,728	26,636	115,871	14,489	14,633	51,448	—	258,805
Special mention	—	—	—	—	—	828	—	828
Total	35,728	26,636	115,871	14,489	14,633	52,276	—	259,633
Construction
Pass	6,300	26,409	35,342	17,495	—	—	—	85,546
Total	6,300	26,409	35,342	17,495	—	—	—	85,546
Junior liens
Pass	5,833	4,655	5,154	1,102	222	8,264	—	25,230
Special mention	—	—	—	—	—	43	—	43
Substandard	—	—	—	—	—	149	—	149
Total	5,833	4,655	5,154	1,102	222	8,456	—	25,422
Commercial and industrial
Pass	7,603	5,730	95	2,305	—	—	—	15,733
Substandard (1)	—	563	—	15	—	—	—	578
Total	7,603	6,293	95	2,320	—	—	—	16,311
Consumer and other
Pass	7,186	—	—	—	—	—	25	7,211
Total	7,186	—	—	—	—	—	25	7,211
Total gross loans	$102,736	$93,867	$525,135	$284,656	$63,247	$513,816	$25	$1,583,482
(1)    Balance in 2021 represents PPP loans which carry the federal guarantee of the SBA.

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023

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

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023

Past Due and Non-accrual Loans
The following table presents the recorded investment in past due and current loans by loan portfolio class as of December 31, 2024 and 2023:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans Receivable
	(In thousands)
December 31, 2024
Residential	$3,085	$315	$3,892	$7,292	$510,951	$518,243
Multifamily	303	—	—	303	670,813	671,116
Commercial real estate	774	—	—	774	258,859	259,633
Construction	—	—	—	—	85,546	85,546
Junior liens	—	—	149	149	25,273	25,422
Commercial and industrial	—	563	15	578	15,733	16,311
Consumer and other	—	—	—	—	7,211	7,211
Total	$4,162	$878	$4,056	$9,096	$1,574,386	$1,583,482

December 31, 2023
Residential	$887	$752	$3,926	$5,565	$545,364	$550,929
Multifamily	—	—	—	—	682,564	682,564
Commercial real estate	—	—	—	—	232,505	232,505
Construction	—	—	—	—	60,414	60,414
Junior liens	—	—	49	49	22,454	22,503
Commercial and industrial	—	—	39	39	11,729	11,768
Consumer and other	—	—	—	—	47	47
Total	$887	$752	$4,014	$5,653	$1,555,077	$1,560,730

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023

The following table presents information on non-accrual loans at December 31, 2024 and 2023:

December 31, 2024	Non-accrual	Interest Income Recognized on Non-accrual Loans	Amortized Cost Basis of Loans > 90 Days Past Due and Still Accruing	Amortized Cost Basis of Non-accrual Loans Without Related Allowance
	(In thousands)
Residential	$4,377	$11	$—	$4,377
Multifamily	—	4	—	—
Junior liens	149	2	—	149
Commercial and industrial	578	—	—	578
Total	$5,104	$17	$—	$5,104

December 31, 2023
Residential	$5,884	$—	$—	$5,884
Multifamily	146	—	—	146
Junior liens	49	—	—	49
Commercial and industrial	39	—	—	39
Total	$6,118	$—	$—	$6,118
The Company had no loans held-for-sale at December 31, 2024 and 2023. Gains and losses on sales of loans are specifically identified and accounted for in accordance with U.S. GAAP.
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

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023

The following table presents the amortized cost basis at December 31, 2024, of loan modifications to borrowers experiencing financial difficulty during 2024, disaggregated by type of modification.

	Payment Delays	Term Extensions	Total Principal	% of Total Class of Loans
	(Dollars in thousands)
Junior liens	$—	$43	$43	0.17%
Commercial and industrial	563	—	563	3.45
Total	$563	$43	$606	0.04%

Types of Modifications
Junior liens	Term extension of 68 months
Commercial and industrial	Deferral of three payments
The following table presents the amortized cost basis at December 31, 2023, of loan modifications to borrowers experiencing financial difficulty during 2023, disaggregated by type of modification.

	Payment Delays	Term Extensions	Total Principal	% of Total Class of Loans
	(Dollars in thousands)
Residential	$2,719	$369	$3,088	0.56%
Total	$2,719	$369	$3,088	0.20%

Types of Modifications
Residential	Term extensions of 3 to 12 months
Amortize past due balances over the remaining life of the loans
The Company closely monitors the performance of modified loans to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the payment status and amortized cost basis at December 31, 2024, of loans that were modified during the 12-month period ended December 31, 2024.

	Current	60-89 Days Past Due	Total
	(In thousands)
Junior liens	$43	$—	$43
Commercial and industrial	—	563	563
Total	$43	$563	$606
The following table presents the payment status and amortized cost basis at December 31, 2023, of loans that were modified during the 12-month period ended December 31, 2023.

	Current	Total
	(In thousands)
Residential	$3,088	$3,088
Total	$3,088	$3,088

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023

The Company had $3.7 million and $4.0 million in consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process at December 31, 2024 and 2023, respectively. At December 31, 2024, the Company had no real estate owned and had one residential loan with a carrying value of $593 thousand in real estate owned at December 31, 2023.
NOTE 4 - ALLOWANCE FOR CREDIT LOSSES
Allowance for Credit Losses - Loans
The allowance for credit losses on loans is summarized in the following table:

	2024	2023
	(In thousands)
Balance at beginning of period	$14,154	$13,400
Impact of adopting ASU 2016-13 and ASU 2022-02	—	668
Charge-offs	(56)	(64)
Recoveries	11	4
Net charge-offs	(45)	(60)
(Recovery of) provision for credit loss on loans	(1,144)	146
Balance at end of period	$12,965	$14,154
The following tables present the activity in the Company’s allowance for credit losses by class of loans for 2024 and 2023:

	Balance at December 31, 2023	Charge-offs	Recoveries	(Recovery of) Provision for Credit Loss - Loans	Balance at December 31, 2024
	(In thousands)
Residential	$1,968	$—	$—	$21	$1,989
Multifamily	7,046	—	—	(437)	6,609
Commercial real estate	3,748	—	—	(107)	3,641
Construction	1,222	—	—	(762)	460
Junior liens	76	—	—	33	109
Commercial and industrial	94	—	—	63	157
Consumer and other	—	(56)	11	45	—
Total	$14,154	$(56)	$11	$(1,144)	$12,965
Consumer and other charge-offs relate to overdrafts, which were originated in the fourth quarter of 2023 or in 2024, as it is our policy to charge these off within 60 days of occurrence.

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023

	Balance at December 31, 2022	Impact of adopting ASU 2016-13 and ASU 2022-02	Charge-offs	Recoveries	(Recovery of) Provision for Loan Loss	Balance at December 31, 2023
	(In thousands)
Residential	$2,264	$(183)	$(18)	$—	$(95)	$1,968
Multifamily	5,491	2,057	—	—	(502)	7,046
Commercial real estate	3,357	146	—	—	245	3,748
Construction	1,697	(832)	—	—	357	1,222
Junior liens	451	(405)	—	—	30	76
Commercial and industrial	47	(23)	—	—	70	94
Consumer and other	—	1	(46)	4	41	—
Unallocated	93	(93)	—	—	—	—
Total	$13,400	$668	$(64)	$4	$146	$14,154
During 2023, one residential loan, that was originated in 2006, had a charge-off of $18 thousand and the loan was transferred to other real estate owned in the third quarter of 2023. Consumer and other charge-offs relate to overdrafts, which were originated in the fourth quarter of 2022 or in 2023, as it is our policy to charge these off within 60 days of occurrence.
The following table represents the allocation of allowance for credit losses on loans and the related recorded investment, including deferred fees and costs, in loans by loan portfolio segment, disaggregated based on the impairment methodology at December 31, 2024 and 2023.

	Loans			Allowance for Credit Losses on Loans
December 31, 2024	Individually Evaluated	Collectively Evaluated	Total	Individually Evaluated	Collectively Evaluated	Total
	(In thousands)
Residential	$3,960	$514,283	$518,243	$—	$1,989	$1,989
Multifamily	—	671,116	671,116	—	6,609	6,609
Commercial real estate	—	259,633	259,633	—	3,641	3,641
Construction	—	85,546	85,546	—	460	460
Junior liens	—	25,422	25,422	—	109	109
Commercial and industrial (1)	563	15,748	16,311	—	157	157
Consumer and other (2)	—	7,211	7,211	—	—	—
Total	$4,523	$1,578,959	$1,583,482	$—	$12,965	$12,965
(1) Includes PPP loans which carry the federal guarantee of the SBA and do not have an allowance for credit losses.
(2) Consumer and other loans included overdrafts for which it is our policy to charge off overdrafts within 60 days of occurrence. It also includes the consumer loan participation that provided credit enhancement, which based upon our analysis was sufficient to cover the expected credit losses under that portfolio.

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023

	Loans			Allowance for Loan Losses
December 31, 2023	Individually Evaluated	Collectively Evaluated	Total	Individually Evaluated	Collectively Evaluated	Total
	(In thousands)
Residential	$5,721	$545,208	$550,929	$—	$1,968	$1,968
Multifamily	146	682,418	682,564	—	7,046	7,046
Commercial real estate	—	232,505	232,505	—	3,748	3,748
Construction	—	60,414	60,414	—	1,222	1,222
Junior liens	49	22,454	22,503	—	76	76
Commercial and industrial (1)	—	11,768	11,768	—	94	94
Consumer and other	—	47	47	—	—	—
Total	$5,916	$1,554,814	$1,560,730	$—	$14,154	$14,154
(1) Includes PPP loans which carry the federal guarantee of the SBA and do not have an allowance for credit losses.
Allowance for Credit Losses - Securities
The Company recorded an allowance for credit losses on securities of $170 thousand upon adoption of ASU 2016-13 on January 1, 2023. At December 31, 2024 and 2023, the balance of the allowance for credit losses on securities was $98 thousand and $158 thousand, respectively. For 2024 and 2023, the Company recorded a decrease in provision for credit losses on held-to-maturity securities of $60 thousand and $12 thousand, respectively. Accrued interest receivable on securities is reported as a component of accrued interest receivable on the consolidated balance sheet and totaled $1.4 million and $1.5 million at December 31, 2024 and 2023, respectively. The Company made the election to exclude accrued interest receivable from the estimate of credit losses on securities.
Allowance for Credit Losses - Off-Balance-Sheet Exposures
The allowance for credit losses on off-balance-sheet exposures is reported in other liabilities in the consolidated balance sheets. The liability represents an estimate of expected credit losses arising from off-balance-sheet exposures such as letters of credit, guarantees and unfunded loan commitments and unfunded lines. The process for measuring lifetime expected credit losses on these exposures is consistent with that for loans as discussed above, but is subject to an additional estimate reflecting the likelihood that funding will occur. No liability is recognized for off-balance-sheet credit exposures that are unconditionally cancellable by the Company. Adjustments to the liability are reported as a component of provision for credit losses.
The Company recorded a decrease in the allowance for credit losses for off-balance-sheet exposures of $811 thousand upon adoption on January 1, 2023. At December 31, 2024 and December 31, 2023, the balance of the allowance for credit losses for off-balance-sheet exposures was $157 thousand and $303 thousand, respectively. The Company recorded a recovery of provision for credit loss on off-balance-sheet exposures of $146 thousand and $575 thousand for 2024 and 2023, respectively, in provision for credit losses.

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023

NOTE 5 – PREMISES AND EQUIPMENT
Premises and equipment, net, at December 31, 2024 and 2023, are summarized as follows:

	2024	2023
	(In thousands)
Land	$3,058	$3,058
Buildings and improvements	18,598	18,549
Leasehold improvements	15,325	15,404
Furnishings and equipment	11,251	11,304
Construction in progress	72	8
	48,304	48,323
Accumulated depreciation and amortization	(18,818)	(15,848)
	$29,486	$32,475
Construction-in-progress consists of deposits made related to the construction of branch improvements and the purchase of furnishings and equipment.
Depreciation and amortization of premises and equipment was $3.1 million and $2.9 million for the years ended December 31, 2024 and 2023 respectively.
NOTE 6 – LEASES
The Company leases certain office space, land and equipment under operating leases. These leases have original terms ranging from one year to 40 years. Operating lease liabilities and right-of-use assets are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term.
The Company had the following related to leases:

	December 31,
	2024	2023
	(Dollars in thousands)
Right-of-use assets	$23,470	$25,172
Lease liabilities	25,168	26,777
Weighted average remaining lease term for operating leases	9.4 years	10.3 years
Weighted average discount rate used in the measurement of lease liabilities	2.54%	2.40%
The following table is a summary of the Company’s components of net lease cost for the year ended December 31, 2024 and 2023. The variable lease cost primarily represents variable payments such as common area maintenance and utilities.

	Year Ended December 31,
	2024	2023
	(In thousands)
Operating lease cost	$3,517	$3,461
Finance lease cost	—	4
Variable lease cost	310	267
Total lease cost	$3,827	$3,732

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023

The following table presents supplemental cash flow information related to operating leases:

	Year Ended December 31,
	2024	2023
	(In thousands)
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$3,734	$3,512
Operating lease liabilities arising from obtaining right-of-use assets (non-cash):
Operating leases	$1,173	$2,088
Future undiscounted lease payments for operating leases with initial terms of one year or more as of December 31, 2024 are as follows:

(In thousands)
2024	$3,297
2025	3,299
2026	3,193
2027	2,856
2028	2,771
Thereafter	12,812
Total undiscounted lease payments	28,228
Less: imputed interest	3,060
Total	$25,168
NOTE 7 – DEPOSITS
Deposits at December 31, 2024 and December 31, 2023 are summarized as follows:

	December 31, 2024	Weighted Average Rate	December 31, 2023	Weighted Average Rate
	(Dollars in thousands)
Non-interest bearing deposits	$26,001	—%	$27,739	—%
NOW and demand accounts	369,554	1.39%	361,139	1.38%
Savings	240,426	1.15%	259,402	1.05%
Time deposits	707,339	4.27%	596,624	4.13%
Total	$1,343,320	2.81%	$1,244,904	2.60%
Money market accounts are included within the NOW and demand accounts and savings captions. Included in time deposits are brokered deposits totaling $155.0 million at December 31, 2024 and $125.0 million at December 31, 2023.
Time deposits mature as follows for the year ending December 31:

(In thousands)
2025	$697,168
2026	4,616
2027	2,514
2028	2,012
2029	1,029
$707,339

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023

The aggregate amount of time deposits that meet or exceed $250,000 at December 31, 2024 and 2023, were $135.7 million and $101.0 million, respectively. Related party (principal officers, directors, and their affiliates) deposits as of December 31, 2024 and 2023, totaled $2.7 million and $2.3 million respectively.
Interest expense on deposits is summarized as follows (in thousands):

	Year Ended December 31,
	2024	2023
	(In thousands)
NOW and demand accounts	$5,051	$5,267
Savings	2,752	3,072
Time deposits	29,027	15,777
Total	$36,830	$24,116
NOTE 8 – BORROWINGS
Advances from the FHLB are fixed-rate, term borrowings with remaining maturities ranging from one month to 18 months. At December 31, 2024, FHLB advances totaled $339.5 million with a weighted average interest rate of 4.47% and at December 31, 2023, FHLB advances totaled $397.5 million with a weighted average interest rate of 4.90%. Each advance is payable at its maturity date with a prepayment penalty if repayment is made prior to the maturity date. Advances are secured by loans pledged at the FHLB totaling $614.0 million and $717.5 million as of December 31, 2024 and 2023, respectively.
Advances mature as follows:

Maturity	Rate Range			Weighted Average Rate (1)	Amount
					(In thousands)
2025	1.50%	—	4.84%	4.42%	$289,500
2026	4.80%	—	4.80%	4.80%	50,000
				4.47%	$339,500
(1) The weighted average rate excludes the effect of our derivative contracts. See Note 12 - Derivatives.
NOTE 9 – BENEFIT PLANS
401(k) Plan
The Company has a savings plan under Section 401(k) of the Internal Revenue Code, which covers substantially all employees upon employment who have attained the age of 18. Under the plan, employee contributions are partially matched by the Company at its sole discretion. Company contributions for the years ended December 31, 2024 and 2023 were $810 thousand and $711 thousand, respectively.
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
The Company provides certain health insurance benefits for retired employees and directors meeting plan eligibility requirements. Effective January 1, 2019, the employee postretirement health benefit plan was curtailed, leaving only 12 retired participants and beneficiaries remaining in the plan. Active participants who met certain requirements received payments in lieu of future benefits. The plans are unfunded as of December 31, 2024 and 2023, and the obligation is included in other liabilities as an accrued postretirement benefit cost.

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023

The following table sets forth the changes in benefit obligation, changes in plan assets and a reconciliation of the unfunded status and the assumptions used in determining the net periodic cost included in the accompanying consolidated financial statements for the Company’s post retirement plans. The measurement date for the post retirement plans was December 31 for each year presented.

	SERP and DRP		Post Retirement
	2024	2023	2024	2023
	(In thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$2,903	$2,814	$1,047	$1,072
Service cost	102	100	—	—
Interest cost	151	141	48	51
Actuarial (gain) loss	(16)	126	153	4
Benefits paid	(288)	(278)	(91)	(80)
Projected benefit obligation at end of year	$2,852	$2,903	$1,157	$1,047
Reconciliation of plan assets:
Fair value of plan assets at beginning of year	—	—	—	—
Employer contributions	288	278	91	80
Benefits and Settlements paid	(288)	(278)	(91)	(80)
Fair value of plan assets at end of year	$—	$—	$—	$—

Unfunded status	$2,852	$2,903	$1,157	$1,047
Amounts recognized in accumulated other comprehensive income at December 31, ignoring tax effects, consist of:

	SERP and DRP		Post Retirement
	2024	2023	2024	2023
	(In thousands)
Unrecognized net actuarial loss (gain)	$313	$375	$(431)	$(625)
Unrecognized prior service cost	10	15	—	—
Total accumulated other comprehensive loss (gain)	$323	$390	$(431)	$(625)
The weighted average assumptions used in the determination of benefit obligations as of December 31 were as follows:

	SERP and DRP		Post Retirement
	2024	2023	2024	2023
Discount rate	5.18%	4.60%	5.34%	4.71%
The weighted-average assumptions used in the determination of net periodic benefit cost were as follows:

	SERP and DRP		Post Retirement
	2024	2023	2024	2023
Discount rate	4.54%	4.74%	4.64%	4.86%
Expected rate of return on plan assets	N/A	N/A	N/A	N/A

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023

The components of net periodic benefit cost and other amounts recognized in other comprehensive income were as follows for the years ended December 31, 2024 and 2023:

	SERP and DRP		Post Retirement
	2024	2023	2024	2023
	(In thousands)
Service cost	$102	$100	$—	$—
Interest cost	151	141	48	51
Prior Service Cost	5	5	—	—
Amortization:
Net loss (gain)	46	30	(42)	(42)
Net periodic benefit cost	$304	$276	$6	$9
The components of net periodic benefit cost other than the service cost component are included in “other non-interest expense” in the Statement of Operations. The estimated net loss and prior service cost for the post-retirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2025 are $13 thousand and $5 thousand, respectively.
The benefits expected to be paid in each of the next five years and the aggregate for the five years thereafter are as follows:

	SERP and DRP	Post- Retirement
	(In thousands)
2025	$287	$95
2026	266	96
2027	248	97
2028	230	97
2029	229	97
Years 2030 - 2034	981	469
NOTE 10 - STOCK-BASED COMPENSATION
Employee Stock Ownership Plan
The Company maintains an Employee Stock Ownership Plan (‘ESOP”), a tax-qualified plan designed to invest primarily in the Company’s common stock. The ESOP provides employees with the opportunity to receive a funded retirement benefit from the Bank, based primarily on the value of the Company’s common stock.
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
At December 31, 2024 and 2023, the principal balance on the ESOP loan was $19.9 million and $20.6 million, respectively. Contributions to the ESOP during the years ended December 31, 2024 and 2023, totaled $655 thousand and $635 thousand, respectively. ESOP compensation expense is recognized over the service period and represents the fair value of shares allocated during the year. For the years ended December 31, 2024 and 2023, ESOP compensation expense was $892 thousand and $895 thousand, respectively.

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023

Shares held by the ESOP were as follows:

	December 31, 2024	December 31, 2023
	(Dollars in thousands)
Shares allocated to participants	365,088	273,816
Unallocated shares	1,916,712	2,007,984
Total ESOP shares	2,281,800	2,281,800

Fair value of unallocated shares	$18,803	$19,400
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
During 2024, the Company granted to directors and employees, under the 2022 Equity Incentive Plan, 213,880 restricted stock awards with a total grant-date fair value of $2.1 million. These grants vest in equal installments between one year and six years from the date of grant. The Company also issued 193,070 performance-based restricted stock awards to its officers with a total grant date fair value of $1.80 million. Vesting of the performance-based restricted stock units will be based on achievement of certain levels of loan growth, deposit growth and net interest margin and will convert to a four-year time vest after the three-year measurement period ending December 31, 2026. At the end of the performance period, the number of actual shares to be awarded may vary between 0% and 100% of target amounts.
During the first quarter of 2024, 347,640 of performance-based restricted stock awards were forfeited when none of the performance target metrics were met. This forfeiture amount of performance shares is included in the total forfeited restricted shares for the year ended December 31, 2024, as shown in the table below.

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023

The following is a summary of the Company’s restricted stock shares activity and related information for the year ended December 31, 2024:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Outstanding - December 31, 2023	944,262	$11.88
Granted	406,950	9.57
Vested	(115,415)	11.76
Forfeited	(449,033)	11.75
Outstanding - December 31, 2024	786,764	$10.78
Expected future expense relating to the non-vested restricted shares outstanding as of December 31, 2024 is $7.3 million over a weighted average period of 4.5 years.
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
During the twelve months ended December 31, 2024, the Company granted the 96,266 stock options. The fair value of stock options granted during 2024 were estimated utilizing the Black-Scholes option pricing model: an expected life of 6.5 years, risk-free rate of 4.11%, volatility of 32.63% and a dividend yield of 0.82%. Due to the limited historical information of the Company’s stock, management considered the weighted historical volatility of the Company and similar entities for an appropriate period in determining the volatility rate used in the estimation of fair value. The expected life of the stock option was estimated using the simplified method. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company recognizes compensation expense for the fair values of these awards, which have straight-line vesting, on a straight-line basis over the requisite service period of the awards. Upon exercise of vested options, management expects to draw on treasury stock as the source for shares. There were no stock options granted during the year ended December 31, 2023.
The following is a summary of the Company’s stock option activity and related information for the year ended December 31, 2024:

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Outstanding -December 31, 2023	2,475,363	$4.12	$11.65	8.8
Granted	96,266	3.74	9.95	9.4
Forfeited	(241,969)	4.23	11.73
Expired	(37,974)	4.23	11.73
Outstanding -December 31, 2024	2,291,686	$4.09	$11.57	8.8
Exercisable - December 31, 2024	715,582
Expected future expense relating to the non-vested options outstanding as of December 31, 2024 is $6.0 million over a weighted average period of 4.3 years.

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023

The following table presents the share-based compensation expense for the years ended December 31, 2024 and 2023.

	2024	2023
	(In thousands)
Stock option expense	$1,461	$1,598
Restricted stock expense	1,704	1,281
Total share-based compensation expense	$3,165	$2,879
NOTE 11 – INCOME TAXES
There was no current and deferred income tax expense for the years ended December 31, 2024, and 2023 due to the net loss for both years. There was no tax benefit due to the full valuation allowance on the net deferred tax assets.
A reconciliation between the actual income tax expense and the expected federal income tax expense on net operating losses (computed by multiplying income before income tax expense times the applicable statutory federal income tax rate) for the years ended December 31, 2024 and 2023, is as follows:

	2024	2023
	(In thousands)
Loss before income tax benefit	$(11,911)	$(7,397)
Applicable statutory federal income tax rate	21.00%	21.00%
Computed “expected” federal income tax benefit	$(2,501)	$(1,553)
Increase (decrease) in federal income tax expense resulting from:
State income taxes, net of federal benefit	(835)	(487)
Valuation allowance	3,311	2,016
Tax-exempt income	(37)	(90)
Bank owned life insurance	(102)	(98)
Non-deductible compensation	14	54
ESOP fair market value adjustment	(4)	(4)
Stock compensation	145	150
Other items, net	9	12
Total	$—	$—

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2024 and 2023, are as follows:

	2024	2023
	(In thousands)
Deferred tax assets:
Allowance for credit losses on loans and REO	$3,688	$4,064
Allowance for losses held-to-maturity securities	23	38
Net unrealized losses on securities available-for-sale	6,472	8,087
Accrued post retirement benefits	1,128	1,173
Accrued interest receivable	169	144
Accrued bonus	607	244
Stock compensation	962	602
Premises and equipment	393	184
Finance lease liability	7,075	7,527
Charitable contribution carryover	2,533	2,533
Federal net operating loss carryforward	8,896	6,935
State net operating loss carryforward	2,956	2,345
Other	253	61
Total gross deferred tax assets	35,155	33,937
Valuation allowance	(25,121)	(24,105)
Gross deferred tax assets after valuation allowance	10,034	9,832
Deferred tax liabilities:
Net unrealized gains on derivatives	2,689	2,131
Deferred loan fees, net	563	559
Unrealized actuarial gains on post retirement benefits	99	66
Finance lease right-of-use asset	6,597	7,076
Other	86	—
Total gross deferred tax liabilities	10,034	9,832
Net deferred tax asset	$—	$—
Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2024. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.
On the basis of this evaluation, for the year ended December 31, 2024, a valuation allowance of $25.1 million has been maintained. The amount of the deferred tax asset considered realizable could be adjusted if estimates of future taxable income increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth. Net deferred tax assets are included in other assets.
At December 31, 2024, the Company had federal net operating loss (“NOL”) carryforwards of $42.4 million with no expiration date. Under the provisions of the 2017 Tax Cuts and Jobs Act, use of our federal NOL carryforwards will be limited to 80% of taxable income in future periods. The Company also had New Jersey net operating loss carryforwards of $41.6 million, the majority of which expire in 18 years. At this time, we believe it is more likely than not the benefit from both the federal and state NOL carryforwards will not be realized. As such, we have provided a valuation allowance of $11.9 million on the deferred tax assets related to the NOL carryforwards. The Company contributed $9.0 million to the Blue Foundry Charitable Foundation in 2021 and the deferred benefit has a five-year carryforward limitation.

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023

Retained earnings at December 31, 2024 and 2023, includes approximately $14.6 million, for which no provision for income tax has been made. This amount represents an allocation of income to bad debt deductions for tax purposes only. Events that would result in taxation of these reserves include the failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions and excess distributions to stockholders.
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
NOTE 12 – DERIVATIVES
The Company utilizes interest rate swap agreements as part of its asset/liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements.
Interest rate swaps with notional amounts totaling $349.0 million and $259.0 million at December 31, 2024 and 2023, respectively, were designated as cash flow hedges of certain FHLB advances and brokered deposits. They were determined to be highly effective during all periods presented. The Company expects the hedges to remain highly effective during the remaining terms of the swaps.
Summary information about the interest-rate swaps designated as cash flow hedges as of the dates presented is as follows:

	December 31, 2024	December 31, 2023
	(Dollars in thousands)
Notional amounts	$349,000	$259,000
Weighted average pay rates	3.12%	2.91%
Weighted average receive rates	4.62%	5.49%
Weighted average maturity	2.4 years	3.2 years

Gross unrealized gain included in other assets	$8,817	$9,047
Gross unrealized loss included in other liabilities	453	1,465
Unrealized gains (losses), net	$8,364	$7,582
The Company held $9.0 million and $8.1 million at December 31, 2024 and 2023, respectively, of cash collateral pledged from the counterparty for these interest-rate swaps and had no securities pledged to the counterparty.
Interest income or expense recorded on these swap transactions is reported as a component of interest expense on FHLB advances or brokered deposits. Interest income for the years ended December 31, 2024 and 2023 totaled $6.4 million and $5.5 million, respectively. At December 31, 2024, the Company expected $3.8 million of the unrealized gain to be reclassified as a reduction to interest expense during 2025.

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023

Cash Flow Hedge
The effect of cash flow hedge accounting on accumulated other comprehensive income for the years ended December 31, 2024 and 2023 are as follows:

	Amount of (Loss) Gain Recognized in OCI on Derivative (1)	Location of Gain (Loss) Reclassified from OCI into Income/(Expense)	Amount of Gain Reclassified from OCI to Income/(Expense)
	(In thousands)
Year Ended December 31, 2024
Interest rate contracts	$781	Interest Expense	$6,355
Year Ended December 31, 2023
Interest rate contracts	$(3,509)	Interest Expense	$5,472
(1) Net of tax, adjusted for deferred tax valuation allowance.
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

	Year Ended December 31,
	2024			2023
	Before Tax	Tax Effect (1)	After Tax	Before Tax	Tax Effect (1)	After Tax
	(In thousands)
Components of Other Comprehensive Income (Loss):
Unrealized gain on securities available-for-sale:
Unrealized gain arising during the period	$3,273	$—	$3,273	$5,504	$—	$5,504
Reclassification adjustment for gains included in net income	—	—	—	(20)	—	(20)
Total	3,273	—	3,273	5,484	—	5,484
Unrealized gain on cash flow hedge:
Unrealized (loss) gain arising during the period	(5,574)	—	(5,574)	1,963	—	1,963
Reclassification adjustment for losses (gains) included in net income	6,355	—	6,355	(5,472)	—	(5,472)
Total	781	—	781	(3,509)	—	(3,509)
Post-Retirement plans:
Net actuarial loss	(128)	—	(128)	(136)	—	(136)
Total	(128)	—	(128)	(136)	—	(136)
Total other comprehensive income:	$3,926	$—	$3,926	$1,839	$—	$1,839
(1) The 2024 and 2023 periods include a deferred tax valuation allowance.

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023

The following is a summary of the changes in accumulated other comprehensive income by component, net of tax, inclusive of a deferred tax valuation allowance, for the periods indicated:

	Unrealized Gains and (Losses) on Cash Flow Hedges	Unrealized Gains and (Losses) on Available-for-sale Securities	Post- Retirement Plans	Total
	(In thousands)
Balance at December 31, 2023	$7,582	$(30,699)	$237	$(22,880)
Other comprehensive (loss) income before reclassification	(5,574)	3,273	—	(2,301)
Amounts reclassified from accumulated other comprehensive income	6,355	—	(128)	6,227
Net current period other comprehensive gain (loss)	781	3,273	(128)	3,926
Balance at December 31, 2024	$8,363	$(27,426)	$109	$(18,954)

	Unrealized Gains and (Losses) on Cash Flow Hedges	Unrealized Gains and (Losses) on Available-for-sale Securities	Post-Retirement Plans	Total
	(In thousands)
Balance at December 31, 2022	$11,091	$(36,183)	$373	$(24,719)
Other comprehensive income (loss) before reclassification	1,963	5,504	—	7,467
Amounts reclassified from accumulated other comprehensive income	(5,472)	(20)	(136)	(5,628)
Net current period other comprehensive gain (loss)	(3,509)	5,484	(136)	1,839
Balance at December 31, 2023	$7,582	$(30,699)	$237	$(22,880)
The following table presents information about amounts reclassified from accumulated other comprehensive income (loss) to the consolidated statements of operations for the periods indicated:

Details about Accumulated Other Comprehensive Income Components	Year Ended December 31,		Affected Line Item in the Statement Where Net Income is Presented
	2024	2023
	(In thousands)
Unrealized gain (loss) on securities available-for-sale:
Realized gains on securities available-for-sale	$—	$20	Gain (loss) on sales and calls of securities
(Losses) and gains on cash flow hedges:
Interest rate contracts	(6,355)	5,472	Interest expense
Amortization of benefit plan items:
Net actuarial loss	128	136	Compensation and benefits
Total tax effect	—	—	Income tax expense
Total reclassification for the period, net of tax	$(6,227)	$5,628

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023

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

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023

The following table summarizes the fair value of assets and liabilities as of December 31, 2024:

		Fair Value Measurements at December 31, 2024, Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Measured on a recurring basis:
Financial assets
Securities available-for-sale:
U.S. Treasury Notes	$40,139	$40,139	$—	$—
Corporate Bonds	73,154	—	73,154	—
U.S. Government agency obligations	812	812	—	—
Obligations issued by U.S. states and their political subdivisions	6,024	—	6,024	—
Mortgage-backed securities:
Residential	149,041	—	149,041	—
Multifamily	18,743	—	18,743	—
Asset-backed securities	9,115	—	9,115	—
Total securities available-for-sale	297,028	40,951	256,077	—
Derivatives	8,817	—	8,817	—
Total financial assets measured on a recurring basis	$305,845	$40,951	$264,894	$—
Financial Liabilities
Derivatives	$453	$—	$453	$—

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023

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
December 31, 2024 and 2023

Federal Home Loan advances: The fair value of borrowings is based on securities dealers’ estimated fair values, when available, or estimated using discounted cash flow analysis. The discount rates used approximate the rates offered for similar borrowings of similar remaining terms.
The following tables present the book value, fair value, and placement in the fair value hierarchy of financial instruments not recorded at fair values in their entirety on a recurring basis on the Company’s balance sheet at December 31, 2024 and 2023. The fair value measurements presented are consistent with Topic 820, Fair Value Measurement, in which fair value represents exit price.
These tables exclude financial instruments for which the carrying amount approximates fair value. Financial instruments for which the carrying amount approximates fair value include cash and cash equivalents, other investments, non-maturity deposits, overnight borrowings, and accrued interest, and are excluded from the table below.
The carrying amounts and fair value of financial instruments not carried at fair value, at December 31, 2024 and December 31, 2023 are as follows:

		Fair Value Measurements at December 31, 2024, Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Book Value	(Level 1)	(Level 2)	(Level 3)
Measured on a non-recurring basis:	(In thousands)
Financial assets
Corporate bonds	$18,600	$—	$16,414	$—
Asset-backed securities	14,574	—	13,581	—
Securities held-to-maturity	33,174	—	29,995	—
Loans, net of allowance for credit losses	1,570,517	—	—	1,468,929
Financial liabilities
Time Deposits	707,339	—	705,514	—
Federal Home Loan Bank advances	339,500	—	340,131	—

		Fair Value Measurements at December 31, 2023, Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Book Value	(Level 1)	(Level 2)	(Level 3)
Measured on a non-recurring basis:	(In thousands)
Financial assets
Corporate bonds	$18,600	$—	$15,007	$—
Asset-backed securities	14,812	—	13,316	—
Securities held-to-maturity	33,412	—	28,323	—
Loans, net of allowance for loan losses	1,546,576	—	—	1,332,138
Financial liabilities
Time Deposits	596,624	—	592,676	—
Federal Home Loan Bank advances	397,500	—	405,015	—

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023

NOTE 15 – COMMITMENTS AND CONTINGENCIES

The Company extends credit to meet the financing needs of its customers through commitments and lines of credit. In addition we routinely enter into other commitments in the normal course of business.

The following commitments exist at December 31, 2024 and 2023, which are not reflected in the accompanying consolidated financial statements:

	December 31, 2024	December 31, 2023
	(In thousands)
Origination of mortgage loans:
Fixed rate	$1,540	$380
Variable rate	19,368	2,372
Origination of commercial and industrial loans	—	15,323
Undisbursed home equity credit lines	41,278	37,551
Undisbursed construction credit lines	25,805	32,283
Undisbursed commercial credit lines	445	452
Performance standby letters of credit	671	671
Overdraft protection credit lines	17,049	22,378
Commitments to purchase investments	670	820

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
The following table presents the Company’s sources of revenue from contracts with customers for the years ended December 31, 2024 and 2023, respectively.

	Year Ended December 31,
	2024	2023
	(In thousands)
Service charges on deposits	$886	$856
Interchange income	59	51
Total revenue from contracts with customers	$945	$907

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023

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
NOTE 17 - STOCK TRANSACTIONS
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
The Company announced its second share repurchase program on April 19, 2023, which authorized the purchase of an additional 5% of its publicly-held shares of common stock, or 1,335,126 shares. The second repurchase plan commenced immediately upon the completion of the first repurchase plan. On August 16, 2023, the Company announced its third share repurchase program, which authorized the purchase of an additional 5% of its publicly-held shares of common stock, or 1,268,382 shares. The third plan commenced immediately upon completion of the second repurchase plan.
On February 21, 2024, the Company adopted its fourth program to repurchase up to 1,203,545 shares, or 5%, of its outstanding common stock. The fourth plan commenced immediately upon completion of the third repurchase plan. On November 8, 2024, the Company adopted a program to repurchase up to 1,139,420 shares, or 5%, of its outstanding common stock commencing upon the completion of the Company’s existing stock repurchase program.
During the year ended December 31, 2023, the Company repurchased 3,717,949 shares of its common stock outstanding at an average price of $9.68 for a total of $36.0 million pursuant to the stock repurchase program. During the year ended December 31, 2024, the Company completed the purchase of 1,945,241 shares authorized in the plans for an average price of $9.90 per share for a total cost of $19.3 million. At December 31, 2024, 861,072 shares remain available to repurchase in the third plan.
For the year ended December 31, 2024, shares repurchased include 24,301 shares purchased in connection with the vesting of shares of restricted stock under our 2022 Equity Incentive Plan for the withholding of shares to pay income taxes. These shares are repurchased pursuant to the terms of the 2022 Equity Incentive Plan and therefore are not part of the Company’s repurchase program.

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023

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

	For the Year Ended December 31,
	2024	2023
	(Income In thousands)
Net loss applicable to common shares	$(11,911)	$(7,397)
Shares
Average number of common shares outstanding	23,439,653	25,979,126
Less: Average unallocated ESOP shares	1,962,224	2,053,402
Average number of common shares outstanding used to calculate basic earnings per common share	21,477,429	23,925,724
Common stock equivalents	—	—
Average number of common shares outstanding used to calculate diluted earnings per common share	21,477,429	23,925,724
Loss per common share
Basic	$(0.55)	$(0.31)
Diluted	$(0.55)	$(0.31)
Excluded from the earnings per share calculation are anti-dilutive equity awards for the years ended December 31, 2024 and 2023 totaling 1,138,653 and 1,406,993, respectively. Due to the Company’s net loss for the year ended December 31, 2024 and 2023, the assumed vesting of outstanding restricted stock units had an antidilutive effect on diluted earnings per share.
NOTE 19 – REGULATORY CAPITAL REQUIREMENTS
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines, and additionally for the Bank, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off balance sheet items calculated under regulatory accounting practices. Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Company. The Bank has not paid dividends to the Company in the past. Capital amounts and classifications are also subject to qualitative judgements by regulators. Failure to meet capital requirements can initiate regulatory action. The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital. As of December 31, 2024, the Bank meets all capital adequacy requirements to which they are subject.
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2024 and 2023, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023

The following table presents the regulatory capital, assets and risk based capital (common equity Tier 1, Tier 1 and Total capital) ratios for the Bank at December 31, 2024 and 2023:

	Bank Actual		Minimum Capital Adequacy		Minimum Capital Adequacy With Capital Buffer		For Classification as Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2024
Common equity tier 1	$289,614	19.26%	$67,673	4.50%	$105,269	7.00%	$97,749	6.50%
Tier 1 capital	289,614	19.26%	90,230	6.00%	127,826	8.50%	120,307	8.00%
Total capital	302,834	20.14%	120,307	8.00%	157,903	10.50%	150,384	10.00%
Tier 1 (leverage) capital	289,614	13.98%	82,862	4.00%	N/A	N/A	103,577	5.00%

December 31, 2023
Common equity tier 1	$296,238	20.13%	$66,219	4.50%	$103,008	7.00%	$95,650	6.50%
Tier 1 capital	296,238	20.13%	88,292	6.00%	125,081	8.50%	117,723	8.00%
Total capital	310,853	21.12%	117,723	8.00%	154,512	10.50%	147,154	10.00%
Tier 1 (leverage) capital	296,238	14.31%	82,798	4.00%	N/A	N/A	103,497	5.00%
NOTE 20 - SEGMENT REPORTING
We conduct our operations through a single business segment. Substantially all of our interest and fees on loans and long-lived assets relate to our operations. Pursuant to FASB ASC 280, Segment Reporting, operating segments represent components of an enterprise for which separate financial information is available that is regularly evaluated by the chief operating decision maker in determining how to allocate resources and in assessing performance. The chief operating decision maker uses a variety of measures to assess the performance of the business as a whole, depending on the nature of the activity. The Company generates revenue from several business channels. Those streams are organized by the types of partners we work with to reach our customers, with success principally measured based on interest and fees on loans, loan receivables, active accounts and other sales metrics. Detailed profitability information of the nature that could be used to allocate resources and assess the performance and operations for each sales platform individually, however, is not used by our chief operating decision maker. Expense activities, including funding costs, credit losses and operating expenses, are not measured for each platform but instead are managed for the Company as a whole.

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023

The following table represents segment information for the years ended December 31, 2024 and 2023:

	For the Year Ended December 31,
	2024	2023
Interest income:
Loans	$70,185	$65,685
Taxable investment income	15,122	12,990
Non-taxable investment income	144	430
Total interest income	85,451	79,105
Interest expense:
Deposits	36,830	24,116
Borrowed funds	11,071	13,070
Total interest expense	47,901	37,186
Net interest income	37,550	41,919
Release of credit losses	(1,350)	(441)
Net interest income after release of credit losses	38,900	42,360
Non-interest income:
Fees and service charges	1,203	1,164
Other income	591	641
Total non-interest income	1,794	1,805
Non-interest expense:
Compensation and benefits	29,433	28,439
Occupancy and equipment	8,878	8,350
Data processing	5,648	6,119
Other expense	8,646	8,654
Total non-interest expense	52,605	51,562
Loss before income tax expense	(11,911)	(7,397)
Income tax expense	—	—
Net loss	$(11,911)	$(7,397)
Our segment assets represent our assets as presented on the Consolidated Balance Sheets.

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023

NOTE 21 - CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY
The condensed financial statements of Blue Foundry Bancorp (parent company only) are presented below:

Condensed Balance Sheets
	December 31, 2024	December 31, 2023
	(In thousands)
Assets:
Cash and cash equivalents	$41,297	$61,358
Investment in banking subsidiary	270,904	273,915
ESOP loan receivable	19,932	20,588
Other investments	226	109
Other assets	446	476
Total Assets	$332,805	$356,446
Liabilities and Stockholders’ Equity:
Total liabilities	$607	$806
Total stockholders’ equity	332,198	355,640
Total Liabilities and Stockholders’ Equity	$332,805	$356,446

Condensed Statements of Comprehensive Loss
		Year Ended December 31,
		2024	2023
	(In thousands)
Income:
Interest on ESOP loan receivable		$669	$690
Other income		—	23
Total income		669	713
Expenses:
Other expenses		3,411	3,650
Total expenses		3,411	3,650
Loss before income tax benefit		(2,742)	(2,937)
Income tax benefit		—	(183)
Loss before undistributed earnings of subsidiary		(2,742)	(2,754)
Equity in undistributed earnings of banking subsidiary		(9,169)	(4,643)
Net loss		$(11,911)	$(7,397)

Comprehensive loss:
Net loss	$	$(11,911)	$(7,397)
Other comprehensive income		3,926	1,839
Comprehensive loss	$	$(7,985)	$(5,558)

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023

Condensed Statements of Cash Flows
		Year Ended December 31,
		2024	2023
	(In thousands)
Cash flows from operating activities:
Net loss	$	$(11,911)	$(7,397)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary		9,169	4,643
ESOP and stock-based compensation expense		1,327	1,241
Decrease in other assets		63	696
Decrease in other liabilities		(290)	(918)
Net cash used by operating activities		(1,642)	(1,735)

Cash flows from investing activities:
Purchase of other investments		(150)	(30)
Repayment of ESOP loan		656	635
Net cash provided by investing activities		506	605

Cash flows from financing activities:
Issuance of common stock		498	—
Purchase of treasury stock		(19,423)	(36,006)
Net cash used in financing activities		(18,925)	(36,006)
Net decrease in cash and cash equivalents		(20,061)	(37,136)
Cash and cash equivalents at beginning of year		61,358	98,494
Cash and cash equivalents at end of year	$	$41,297	$61,358
NOTE 22 - SUBSEQUENT EVENTS
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

(b)     Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management, including our Principal Executive Officer and Principal Financial Officer, concluded that our internal control over financial reporting was effective and met the criteria of the “Internal Control — Integrated Framework (2013)” as of December 31, 2024.
(c)    Attestation Report of the Registered Public Accounting Firm
Not applicable because the Company is an emerging growth company.
(d)    Changes in Internal Controls
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
During the fourth quarter of 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Corporation’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated herein by reference to the Proxy Statement for the Company’s 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the Company’s fiscal year end.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to the Proxy Statement for the Company’s 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the Company’s fiscal year end.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated herein by reference to the Proxy Statement for the Company’s 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the Company’s fiscal year end.
Securities Authorized for Issuance Under Equity Compensation Plans
Set forth below is information as of December 31, 2024 regarding equity compensation plans categorized by those plans that have been approved by the Company's stockholders. There are no plans that have not been approved by the Company's stockholders.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options and rights (1)	Weighted Average Exercise Price (2)	Number of Securities Remaining Available for Issuance Under Plan (3)
2022 Equity Incentive Plan	2,291,686	$11.57	739,386
Total	2,291,686	$11.57	739,386
(1)    Consists of outstanding stock options to purchase 2,291,686 shares of common stock granted under the Company’s stock-based compensation plans.
(2)    The weighted average exercise price reflects: a weighted exercise price of $11.64 for 2,195,420 stock options granted in 2022 and a weighted exercise price of $9.95 for 96,266 stock options granted in 2024 under the Company’s stock-based compensation plans. There were no grants in 2023.
(3)    Represents the number of available shares that may be granted as stock options and other stock awards under the Company’s stock-based compensation plans.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference to the Proxy Statement for the Company’s 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the Company’s fiscal year end.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Our independent registered public accounting firm is KPMG LLP, New York, New York, Auditor Firm ID: 185.
The information required by this item is incorporated herein by reference to the Proxy Statement for the Company’s 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the Company’s fiscal year end.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following exhibits are either filed as part of this report or are incorporated herein by reference:
(a)(1) Financial Statements
The following financial statements are included under Part II, Item 8 of this report:
1. Report of Independent Registered Public Accounting Firm.
2. Consolidated Statements of Financial Condition as of December 31, 2024 and 2023.
3. Consolidated Statements of Operations for the Fiscal Years Ended December 31, 2024 and 2023.
4. Consolidated Statements of Comprehensive Loss for the Fiscal Years ended December 31, 2024 and 2023.
5. Consolidated Statements of Changes in Shareholders’ Equity for the Fiscal Years Ended December 31, 2024 and 2023.
6. Consolidated Statements of Cash Flows for the Fiscal Years Ended December 31, 2024 and 2023.
7. Notes to Consolidated Financial Statements.
(a)(2) Financial Statement Schedules
No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.

(a)(3) Exhibits

3.1	Amended and Restated Certificate of Incorporation of Blue Foundry Bancorp (Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated December 31, 2023 (File No. 001-40619))
3.2	Bylaws of Blue Foundry Bancorp (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-254079)
4	Form of Common Stock Certificate of Blue Foundry Bancorp (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-254079)
4.2	Description of Blue Foundry Bancorp’s Securities (Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated December 31, 2021 (File No. 001-40619)
10.1	Employment agreement between Blue Foundry Bank and James Nesci (Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated December 31, 2022 (File No. 001-40619)
10.2	Blue Foundry Bank Executive Deferred Compensation Agreement for James Nesci (Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated December 31, 2022 (File No. 001-40619)
10.3	Change in Control Agreement between Blue Foundry Bank and Kelly Anne Pecoraro (Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated December 31, 2022 (File No. 001-40619)
10.4	Blue Foundry Bank Restated Director Retirement Plan for Kenneth Grimbilas (Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated December 31, 2022 (File No. 001-40619)
10.5
Amendment to the Blue Foundry Bank Restated Director Retirement Plan for Kenneth Grimbilas (Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated December 31, 2022 (File No. 001-40619)

10.6	Blue Foundry Bank Restated Director Retirement Plan for J. Christopher Ely (Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated December 31, 2022 (File No. 001-40619)
10.7
Amendment to the Blue Foundry Bank Restated Director Retirement Plan for J. Christopher Ely (Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated December 31, 2022 (File No. 001-40619)

10.8	Blue Foundry Bank Director Retirement Plan II (Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated December 31, 2022 (File No. 001-40619)
10.9	Amendment to the Blue Foundry Bank Director Retirement Plan II (Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated December 31, 2022 (File No. 001-40619)

10.10	Blue Foundry Bancorp 2022 Equity Incentive Plan (Incorporated by reference to Appendix A to the Proxy Statement for the 2022 Annual Meeting of Stockholders (File No. 001-40619))
19	Insider Trading Policy
21	Subsidiaries of Blue Foundry Bancorp
23.1	Consent of KPMG LLP (Independent Registered Public Accounting Firm)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Clawback Policy (Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated December 31, 2023 (File No. 001-40619))
101
The following materials from the Company’s Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Financial Condition; (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE FOUNDRY BANCORP

Dated:	March 27, 2025	By:	/s/ James D. Nesci
James D. Nesci
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

By:	/s/ James D. Nesci	By:	/s/ Kelly Pecoraro
	James D. Nesci		Kelly Pecoraro
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial Officer)
Dated:	March 27, 2025	Dated:	March 27, 2025

By:	/s/ Patrick H. Kinzler	By:	/s/ J. Christopher Ely
	Patrick H. Kinzler, Director		J. Christopher Ely, Director
Dated:	March 27, 2025	Dated:	March 27, 2025

By:	/s/ Robert T. Goldstein	By:	/s/ Kenneth Grimbilas
	Robert T. Goldstein, Director		Kenneth Grimbilas, Director
Dated:	March 27, 2025	Dated:	March 27, 2025

By:	/s/ Jonathan M. Shaw	By:	/s/ John F. Kuntz, Esq.
	Jonathan M. Shaw, Director		John F. Kuntz, Esq., Director
Dated:	March 27, 2025	Dated:	March 27, 2025

By:	/s/ Mirella Lang	By:	/s/ Elizabeth Varki Jobes, Esq.
	Mirella Lang, Director		Elizabeth Varki Jobes, Esq., Director
Dated:	March 27, 2025	Dated:	March 27, 2025