Form 10-Q
period 2025-03-31
Blue Foundry Bancorp
filed 2025-05-12
CIK 1846017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

As of May 7, 2025 there were 28,522,500 shares issued and 21,720,825 shares outstanding of the Registrant’s Common Stock, par value $0.01 per share.

BLUE FOUNDRY BANCORP
FORM 10-Q

Part I Financial Information
ITEM 1. FINANCIAL STATEMENTS
BLUE FOUNDRY BANCORP
Consolidated Balance Sheets

	March 31, 2025	December 31, 2024
	(Unaudited)	(Audited)
	(In thousands, except share data )
ASSETS
Cash and cash equivalents	$46,220	$42,502
Securities available-for-sale, at fair value	286,620	297,028
Securities held-to-maturity, net (fair value of $29,618 at March 31, 2025 and $29,995 at December 31, 2024, and allowance for credit losses of $97 at March 31, 2025 and $98 at December 31, 2024)	32,038	33,076
FHLB stock and other investments	17,605	17,791
Loans receivable, net of allowance for credit losses of $13,152 at March 31, 2025 and $12,965 at December 31, 2024	1,612,503	1,570,517
Interest and dividends receivable	8,746	8,014
Premises and equipment, net	28,805	29,486
Right-of-use assets	22,778	23,470
Bank owned life insurance	22,638	22,519
Other assets	14,253	16,280
Total assets	$2,092,206	$2,060,683
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	$1,387,241	$1,343,320
Advances from the Federal Home Loan Bank	334,000	339,500
Advances by borrowers for taxes and insurance	9,743	9,356
Lease liabilities	24,490	25,168
Other liabilities	10,069	11,141
Total liabilities	1,765,543	1,728,485
Shareholders’ equity
Preferred stock, $0.01 par value, 10,000,000 authorized: none issued	—	—
Common stock $0.01 par value; 70,000,000 shares authorized; 28,522,500 shares issued at March 31, 2025 and December 31, 2024; 22,047,649 and 22,522,626 shares outstanding at March 31, 2025 and December 31, 2024, respectively	285	285
Additional paid-in capital	277,895	277,304
Retained earnings	149,737	152,429
Treasury stock, at cost: 6,474,851 and 5,999,874 shares at March 31, 2025 and December 31, 2024, respectively	(64,243)	(59,699)
Unallocated common shares held by Employee Stock Ownership Plan	(18,939)	(19,167)
Accumulated other comprehensive loss	(18,072)	(18,954)
Total shareholders’ equity	326,663	332,198
Total liabilities and shareholders’ equity	$2,092,206	$2,060,683
See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2025	2024
	(Dollars in thousands, except share data)
Interest and dividend income:
Loans	$18,892	$17,192
Taxable investment income	3,785	3,614
Non-taxable investment income	36	36
Total interest income	22,713	20,842
Interest expense:
Deposits	9,026	8,413
Borrowed funds	2,943	3,012
Total interest expense	11,969	11,425
Net interest income	10,744	9,417
Provision for (release of) credit losses	201	(535)
Net interest income after provision for (release of) credit losses	10,543	9,952
Non-interest income:
Fees and service charges	243	329
Gain on sale of loans	—	36
Other income	151	86
Total non-interest income	394	451
Non-interest expense:
Compensation and benefits	7,838	7,549
Occupancy and equipment	2,303	2,192
Data processing	1,487	1,387
Advertising	67	72
Professional services	699	730
Federal deposit insurance premiums	223	199
Other expense	1,012	1,113
Total non-interest expenses	13,629	13,242
Loss before income tax expense	(2,692)	(2,839)
Income tax expense	—	—
Net loss	$(2,692)	$(2,839)
Basic loss per share	$(0.13)	$(0.13)
Diluted loss per share	$(0.13)	$(0.13)
Weighted average shares outstanding - basic	20,404,941	22,095,260
Weighted average shares outstanding - diluted (1)	20,404,941	22,095,260
(1)    The assumed vesting of outstanding restricted stock units had an antidilutive effect on diluted earnings per share due to the Company’s net loss for the 2025 and 2024 periods.

See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP
Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Net loss	$(2,692)	$(2,839)
Other comprehensive income (loss), net of tax (1):
Unrealized gain (loss) on securities available-for-sale:
Unrealized gain (loss) arising during the period	4,083	(1,109)
	4,083	(1,109)
Unrealized (loss) gain on cash flow hedge:
Unrealized (loss) gain arising during the period	(4,347)	1,164
Reclassification adjustment for gain included in net loss	1,141	1,649
	(3,206)	2,813
Post-retirement plans:
Reclassification adjustment for amortization of:
Net actuarial gain	5	1
	5	1
Total other comprehensive income, net of tax (1)	882	1,705
Comprehensive loss	$(1,810)	$(1,134)
(1) Reflects deferred tax valuation allowance.

See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP
Consolidated Statements of Changes in Shareholders’ Equity
Three Months Ended March 31, 2024 and 2025
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Unallocated Common Stock Held by ESOP	Total Shareholders’ Equity
	Shares	Par Value
	(In thousands, except share data)
Balance at December 31, 2023	24,509,950	$285	$273,991	$164,340	$(40,016)	$(22,880)	$(20,080)	$355,640
Net loss	—	—	—	(2,839)	—	—	—	(2,839)
Other comprehensive loss	—	—	—	—	—	1,705	—	1,705
Purchase of Treasury stock	(556,353)	—	—	—	(5,332)	—	—	(5,332)
Treasury stock allocated to restricted stock plan	5,291	—	(431)	—	418	—	—	(13)
Compensation cost for stock options and restricted stock	—	—	781	—	—	—	—	781
ESOP shares committed to be released (22,818 shares)	—	—	(14)	—	—	—	228	214
Balance at March 31, 2024	23,958,888	$285	$274,327	$161,501	$(44,930)	$(21,175)	$(19,852)	$350,156

Balance at December 31, 2024	22,522,626	285	$277,304	$152,429	$(59,699)	$(18,954)	$(19,167)	$332,198
Net loss	—	—	—	(2,692)	—	—	—	(2,692)
Other comprehensive income	—	—	—	—	—	882	—	882
Purchase of Treasury stock	(493,194)	—	—	—	(4,754)	—	—	(4,754)
Treasury stock allocated to restricted stock plan, net of forfeitures	18,217	—	(210)	—	210	—	—	—
Compensation cost for stock options and restricted stock	—	—	811	—	—	—	—	811
ESOP shares committed to be released (22,818 shares)	—	—	(10)	—	—	—	228	218
Balance at March 31, 2025	22,047,649	$285	$277,895	$149,737	$(64,243)	$(18,072)	$(18,939)	$326,663

See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Cash flows from operating activities
Net loss	$(2,692)	$(2,839)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of premises and equipment	742	788
Amortization (accretion) of:
Right-of-use asset	692	718
Deferred loan fees, costs, and discounts, net	148	40
Premiums and discounts on securities	(87)	196
Provision for (release of) credit losses	201	(535)
Proceeds from sales of loans held for sale	—	486
Gains on sale of loans, net	—	(36)
Origination of loans held for sale	—	(450)
Increase in bank owned life insurance cash surrender value	(119)	(119)
ESOP and stock-based compensation expense	1,029	995
Increase in interest and dividends receivable	(732)	(406)
Increase in other assets	(644)	(1,731)
Decrease in other liabilities	(1,653)	(1,266)
Change in lease liability	(678)	(696)
Net cash used in operating activities	(3,793)	(4,855)
Cash flows from investing activities
Net change in loans receivable	(791)	6,504
Purchases of residential and consumer loans	(41,546)	—
Proceeds from sales and calls of securities available-for-sale	3,999	—
Principal payments and maturities on securities available-for-sale	10,647	17,325
Principal payments and maturities on securities held-to-maturity	971	—
Purchases of other investments	(50)	—
Purchase of Federal Home Loan Bank stock	(33,975)	(6,818)
Redemption of Federal Home Loan Bank stock	34,223	9,293
Purchases of premises and equipment	(61)	(9)
Net cash (used in) provided by investing activities	(26,583)	26,295
Cash flows from financing activities
Net increase in deposits	43,921	46,280
Proceeds from advances from Federal Home Loan Bank	640,000	354,000
Repayments of advances from Federal Home Loan Bank	(645,500)	(409,000)
Net increase in advances by borrowers for taxes and insurance	387	439
Purchase of treasury stock	(4,714)	(5,431)
Net cash provided by (used in) financing activities	34,094	(13,712)
Net increase in cash and cash equivalents	3,718	7,728
Cash and cash equivalents at beginning of period	42,502	46,025
Cash and cash equivalents at end of period	$46,220	$53,753

See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$11,443	$11,694
Taxes	44	17

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
Basis of Financial Statement Presentation
The consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles. Certain information and note disclosures usually included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for the preparation of the Quarterly Reports on Form 10-Q and with Regulation S-X. The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the consolidated balance sheets and the consolidated statements of income for the periods presented. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheets and revenues and expenses for the period. Actual results could differ from those estimates. Some items in the prior year financial statements may be reclassified to conform to the current presentation. The results of operations and other data presented for the three months ended March 31, 2025 are not necessarily indicative of the results of operations that may be expected for subsequent periods or the full year results. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed on March 27, 2025.
The accounting policies of the Company conform to U.S. GAAP and to general practice within the financial services industry. A discussion of these policies can be found in Note 1, Summary of Significant Accounting Policies, included in the Company’s 2024 Annual Report on Form 10-K. Except for the below, there have been no changes to the Company’s significant accounting policies since December 31, 2024.
Accounting Standards Not Yet Adopted
Accounting Standards Update (“ASU”) No. 2024-03 In November 2024, the Financial Accounting Standards Board (“the FASB”) issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-03) (“ASU 2024-03”) Disaggregation of Income Statement Expenses, which requires entities to disclose specified information about certain costs and expenses in the notes to financial statements at each interim and annual reporting period, including the amounts of purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion included in each relevant expense caption. For the employee compensation category, bank holding companies may continue to present compensation expense on the face of the income statement in accordance with Regulation S-X Rule 210.9-04. A qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively are also required to be disclosed. In addition, entities must disclose the total amount of selling expenses and, in annual reporting periods, their definition of selling expenses.

In January 2025, the FASB issued ASU 2025-01 Clarifying the Effective Date of ASU 2024-03. The Update is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The amendments may be applied on either a prospective or retrospective basis. The Company is currently evaluating this guidance to determine the impact of ASU 2024-03 on its consolidated financial statements and footnote disclosures; however, the impact is not expected to be material.

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As an “emerging growth company” as defined in Title 1 of the Jumpstart Our Business Startups (“JOBS”) Act, the Company elected to use the extended transition period to delay the adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements were made applicable to private companies.
NOTE 2 – SECURITIES
The amortized cost of securities available-for-sale and their estimated fair values at March 31, 2025 and December 31, 2024 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
March 31, 2025
U.S. Treasury notes	$41,643	$11	$(991)	$40,663
Corporate bonds	71,093	453	(1,839)	69,707
U.S. Government agency obligations	799	—	(53)	746
Obligations issued by U.S. states and their political subdivisions	6,340	—	(330)	6,010
Mortgage-backed securities:
Residential	167,355	213	(19,788)	147,780
Multifamily	18,507	—	(848)	17,659
Asset-backed securities	4,226	—	(171)	4,055
Total	$309,963	$677	$(24,020)	$286,620

December 31, 2024
U.S. Treasury notes	$41,259	$40	$(1,160)	$40,139
Corporate bonds	75,122	389	(2,357)	73,154
U.S. Government agency obligations	874	—	(62)	812
Obligations issued by U.S. states and their political subdivisions	6,357	—	(333)	6,024
Mortgage-backed securities:
Residential	171,754	9	(22,722)	149,041
Multifamily	19,776	—	(1,033)	18,743
Asset-backed securities	9,312	—	(197)	9,115
Total	$324,454	$438	$(27,864)	$297,028

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost of securities held-to-maturity, allowance for credit losses and their estimated fair values at March 31, 2025 and December 31, 2024, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
March 31, 2025
Corporate bonds	$18,600	$—	$(1,685)	$16,915
Asset-backed securities	13,535	—	(832)	12,703
Total	$32,135	$—	$(2,517)	$29,618
Allowance for credit loss	(97)
	$32,038
December 31, 2024
Corporate bonds	$18,600	$—	$(2,186)	$16,414
Asset-backed securities	14,574	—	(993)	13,581
Total	$33,174	$—	$(3,179)	$29,995
Allowance for credit loss	(98)
	$33,076
At March 31, 2025 and December 31, 2024, the allowance for credit losses on securities held-to-maturity totaled $97 thousand and $98 thousand, respectively, and related to the corporate bonds. No loss is expected on the asset-backed securities.
Securities pledged at March 31, 2025 and December 31, 2024 had a carrying amount of $119.6 million and $119.8 million, respectively, and were pledged to our credit line with the Federal Reserve Bank and to secure public deposits.
The amortized cost and fair value of debt securities are shown below by contractual maturity as of March 31, 2025. Expected maturities on mortgage and asset-backed securities generally exceed 20 years; however, they may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized Cost (1)	Estimated Fair Value
	(In thousands)
Available-for-sale
Due in one year or less	$50,677	$50,558
Due from one year to five years	18,626	18,494
Due from five to ten years	49,582	47,306
Due after ten years	990	768
Mortgage-backed and asset-backed securities	190,088	169,494
Total	$309,963	$286,620
Held-to-maturity
Due from five to ten years	18,600	16,915
Mortgage-backed and asset-backed securities	13,535	12,703
Total	$32,135	$29,618
(1) Excludes the allowance for credit losses on held-to-maturity securities at March 31, 2025.

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
The table below indicates the credit profile of the Company’s debt securities held-to-maturity at amortized cost for the periods shown.

March 31, 2025	AAA	A1	BBB+	BBB	BBB-	Total
	(In thousands)
Corporate bonds	$—	$—	$1,600	$16,000	$1,000	$18,600
Asset-backed securities	8,635	4,900	—	—	—	13,535
Total held-to-maturity	$8,635	$4,900	$1,600	$16,000	$1,000	$32,135

December 31, 2024	AAA	A1	BBB+	BBB	BBB-	Total
	(In thousands)
Corporate bonds	$—	$—	$1,600	$16,000	$1,000	$18,600
Asset-backed securities	8,677	5,897	—	—	—	14,574
Total held-to-maturity	$8,677	$5,897	$1,600	$16,000	$1,000	$33,174
At March 31, 2025 and December 31, 2024, there was one security with a value of $2.0 million included in the BBB rating that had a split rating.

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize available-for-sale securities with unrealized losses at March 31, 2025 and December 31, 2024, aggregated by major security type and length of time in a continuous loss position.

	Less than 12 Months		12 Months or More		Total
	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Number of Securities	Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
March 31, 2025
U.S. Treasury notes	$(1)	$24,767	$(990)	$5,948	3	$(991)	$30,715
Corporate bonds	(24)	1,976	(1,815)	40,784	19	(1,839)	42,760
U.S. Government agency obligations	—	—	(53)	746	2	(53)	746
Obligations issued by U.S. states and their political subdivisions	—	—	(330)	6,010	5	(330)	6,010
Mortgage-backed securities:
Residential	(23)	9,866	(19,765)	111,948	43	(19,788)	121,814
Multifamily	(46)	10,027	(802)	7,632	5	(848)	17,659
Asset-backed securities	—	—	(171)	4,055	2	(171)	4,055
Total	$(94)	$46,636	$(23,926)	$177,123	79	$(24,020)	$223,759
December 31, 2024
U.S. Treasury notes	$—	$—	$(1,160)	$5,776	1	$(1,160)	$5,776
Corporate bonds	—	—	(2,357)	39,286	19	(2,357)	39,286
U.S. Government agency obligations	—	—	(62)	812	2	(62)	812
Obligations issued by U.S. states and their political subdivisions	—	—	(333)	6,024	5	(333)	6,024
Mortgage-backed securities:
Residential	(64)	18,888	(22,658)	112,396	47	(22,722)	131,284
Multifamily	(56)	11,237	(977)	7,506	5	(1,033)	18,743
Asset-backed securities	—	—	(197)	4,115	2	(197)	4,115
Total	$(120)	$30,125	$(27,744)	$175,915	81	$(27,864)	$206,040
Of the available-for-sale securities in an unrealized loss position at March 31, 2025, 53 were comprised of U.S. Government agency obligations, Treasury notes, and mortgage-backed securities. These securities were all issued by U.S. Government-sponsored entities and agencies, which the government has affirmed its commitment to support. Corporate bonds, obligations issued by U.S. states and their political subdivisions and asset-backed securities in an unrealized loss position all experienced a decline in fair value, which is attributable to changes in interest rates and liquidity, not credit quality. The Company does not intend to sell these securities, nor does it foresee being required to sell them before the anticipated recovery or maturity.
The following tables summarizes held-to-maturity securities with unrealized losses at March 31, 2025 and December 31, 2024, aggregated by major security type and length of time in a continuous loss position.

	Less than 12 Months		12 Months or More		Total
	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Number of Securities	Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
March 31, 2025
Corporate Bonds	(150)	2,850	(1,535)	14,065	9	(1,685)	16,915
Asset-backed securities	—	—	(832)	12,703	2	(832)	12,703
Total	$(150)	$2,850	$(2,367)	$26,768	11	$(2,517)	$29,618

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Less than 12 Months		12 Months or More		Total
	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Number of Securities	Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
December 31, 2024
Corporate Bonds	—	—	(2,186)	16,414	9	(2,186)	16,414
Asset-backed securities	—	—	(993)	13,581	2	(993)	13,581
Total	$—	$—	$(3,179)	$29,995	11	$(3,179)	$29,995
The held-to-maturity securities in an unrealized loss position at March 31, 2025, are corporate bonds and asset-backed securities. Unrealized losses are attributable to changes in interest rates and liquidity, not credit quality. The Company also does not intend to sell these securities, nor does it foresee being required to sell them before the anticipated recovery or maturity.
NOTE 3 – LOANS RECEIVABLE
A summary of loans receivable, net at March 31, 2025 and December 31, 2024, follows:

	March 31, 2025	December 31, 2024
	(In thousands)
Residential	$512,793	$518,243
Multifamily	645,399	671,116
Commercial real estate	288,151	259,633
Construction	92,813	85,546
Junior liens	26,902	25,422
Commercial and industrial	18,079	16,311
Consumer and other	41,518	7,211
Total loans	1,625,655	1,583,482
Less: Allowance for credit losses (1)	13,152	12,965
Loans receivable, net	$1,612,503	$1,570,517
(1) For more information, see Note 4 - Allowance for Credit Losses.
Loans are recorded at amortized cost, which includes principal balance, net deferred fees or costs, premiums and discounts. The Company elected to exclude accrued interest receivable from amortized cost. Accrued interest receivable is reported separately in the consolidated balance sheets and totaled $7.2 million and $6.7 million at March 31, 2025 and December 31, 2024, respectively. Loan origination fees and certain direct loan origination costs are deferred and the net fee or cost is recognized in interest income as an adjustment of yield. At March 31, 2025 and December 31, 2024, net deferred loan fees totaled $2.2 million and $2.0 million, respectively.
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

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the risk category of loans by class of loan and vintage as of March 31, 2025:

	Term Loans by Origination Year
	2025	2024	2023	2022	2021	Pre-2021	Revolving Loans	Total
	(in thousands)
Residential
Pass	$8,754	$24,366	$12,828	$88,827	$100,352	$272,350	$—	$507,477
Special mention	—	—	—	—	—	193	—	193
Substandard	—	—	—	306	—	4,817	—	5,123
Total	8,754	24,366	12,828	89,133	100,352	277,360	—	512,793
Multifamily
Pass	—	15,652	16,873	269,931	127,001	210,169	—	639,626
Special mention	—	—	—	5,339	—	324	—	5,663
Substandard	—	—	—	—	—	110	—	110
Total	—	15,652	16,873	275,270	127,001	210,603	—	645,399
Commercial real estate
Pass	33,386	35,770	26,644	115,239	14,376	61,928	—	287,343
Special mention	—	—	—	—	—	808	—	808
Total	33,386	35,770	26,644	115,239	14,376	62,736	—	288,151
Construction
Pass	2,865	9,673	26,427	36,348	17,500	—	—	92,813
Total	2,865	9,673	26,427	36,348	17,500	—	—	92,813
Junior liens
Pass	964	6,514	4,928	5,249	1,240	7,861	—	26,756
Substandard	—	—	—	—	—	146	—	146
Total	964	6,514	4,928	5,249	1,240	8,007	—	26,902
Commercial and industrial
Pass	1,910	7,452	5,558	92	2,530	—	—	17,542
Substandard	—	—	523	—	14	—	—	537
Total	1,910	7,452	6,081	92	2,544	—	—	18,079
Consumer and other
Pass	34,834	6,660	—	—	—	—	24	41,518
Total	34,834	6,660	—	—	—	—	24	41,518
Total gross loans	$82,713	$106,087	$93,781	$521,331	$263,013	$558,706	$24	$1,625,655

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the risk category of loans by class of loan and vintage as of December 31, 2024:

	Term Loans by Origination Year
	2024	2023	2022	2021	2020	Pre-2020	Revolving Loans	Total
	(in thousands)
Residential
Pass	$24,396	$12,941	$90,735	$101,928	$13,851	$269,751	$—	$513,602
Special mention	—	—	—	—	—	264	—	264
Substandard	—	—	225	—	—	4,152	—	4,377
Total	24,396	12,941	90,960	101,928	13,851	274,167	—	518,243
Multifamily
Pass	15,690	16,933	272,345	147,322	34,541	178,799	—	665,630
Special mention	—	—	5,368	—	—		—	5,368
Substandard	—	—	—	—	—	118	—	118
Total	15,690	16,933	277,713	147,322	34,541	178,917	—	671,116
Commercial real estate
Pass	35,728	26,636	115,871	14,489	14,633	51,448	—	258,805
Special mention	—	—	—	—	—	828	—	828
Total	35,728	26,636	115,871	14,489	14,633	52,276	—	259,633
Construction
Pass	6,300	26,409	35,342	17,495	—	—	—	85,546
Total	6,300	26,409	35,342	17,495	—	—	—	85,546
Junior liens
Pass	5,833	4,655	5,154	1,102	222	8,264	—	25,230
Special mention	—	—	—	—	—	43	—	43
Substandard	—	—	—	—	—	149	—	149
Total	5,833	4,655	5,154	1,102	222	8,456	—	25,422
Commercial and industrial
Pass	7,603	5,730	95	2,305	—	—	—	15,733
Substandard	—	563	—	15	—	—	—	578
Total	7,603	6,293	95	2,320	—	—	—	16,311
Consumer and other
Pass	7,186	—	—	—	—	—	25	7,211
Total	7,186	—	—	—	—	—	25	7,211
Total gross loans	$102,736	$93,867	$525,135	$284,656	$63,247	$513,816	$25	$1,583,482

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Past Due and Non-accrual Loans
The following table presents the recorded investment in past due and current loans by loan portfolio class as of March 31, 2025 and December 31, 2024:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans Receivable
	(In thousands)
March 31, 2025
Residential	$2,651	$85	$4,292	$7,028	$505,765	$512,793
Multifamily	25	—	—	25	645,374	645,399
Commercial real estate	363	—	—	363	287,788	288,151
Construction	—	—	—	—	92,813	92,813
Junior liens	435	61	—	496	26,406	26,902
Commercial and industrial	525	—	14	539	17,540	18,079
Consumer and other	—	—	—	—	41,518	41,518
Total	$3,999	$146	$4,306	$8,451	$1,617,204	$1,625,655

December 31, 2024
Residential	$3,085	$315	$3,892	$7,292	$510,951	$518,243
Multifamily	303	—	—	303	670,813	671,116
Commercial real estate	774	—	—	774	258,859	259,633
Construction	—	—	—	—	85,546	85,546
Junior liens	—	—	149	149	25,273	25,422
Commercial and industrial	—	563	15	578	15,733	16,311
Consumer and other	—	—	—	—	7,211	7,211
Total	$4,162	$878	$4,056	$9,096	$1,574,386	$1,583,482
The following tables presents information on non-accrual loans at March 31, 2025 and December 31, 2024:

	Non-accrual	Interest Income Recognized on Non-accrual Loans	Amortized Cost Basis of Loans > 90 Day Past Due and Still Accruing	Amortized Cost Basis of Non-accrual Loans Without Related Allowance
March 31, 2025	(In thousands)
Residential	$5,040	$9	$—	$5,040
Junior liens	146	5	—	146
Commercial and industrial	537	—	—	537
Total	$5,723	$14	$—	$5,723

December 31, 2024
Residential	$4,377	$11	$—	$4,377
Multifamily	—	4	—	—
Junior liens	149	2	—	149
Commercial and industrial	578	—	—	578
Total	$5,104	$17	$—	$5,104
The Company had no loans held-for-sale at March 31, 2025 and December 31, 2024.

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Modifications made to borrowers experiencing financial difficulty may include principal forgiveness, interest rate reductions, other than insignificant payment delays, term extensions or a combination thereof intended to minimize economic loss and to avoid foreclosure or repossession of collateral. If the borrower has demonstrated performance under the previous terms and our underwriting process show the borrower has the capacity to continue to perform under the restructured terms, the loan will continue to accrue interest.
There were no modifications to borrowers experiencing financial difficulty in the first quarter of 2025.
The following table presents the amortized cost basis at March 31, 2024, of previous loan modifications to borrowers experiencing financial difficulty during the first quarter of 2024, disaggregated by type of modification.

	Payment Delays	Term Extensions	Total Principal	% of Total Class of Loans
	(Dollars in thousands)
Residential	$—	$113	$113	0.02%
Commercial and industrial	756	—	756	4.18
Total	$756	$113	$869	0.05%

Types of Modifications
Residential	Term extensions of 3 to 12 months
Commercial and industrial	Deferral of three payments
The Company closely monitors the performance of modified loans to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the payment status and amortized cost basis at March 31, 2025, of loans that were modified during the twelve-month period ended March 31, 2025.

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total
	(In thousands)
Junior liens	$41	$—	$—	$—	$41
Total	$41	$—	$—	$—	$41
The following table presents the payment status and amortized cost basis at March 31, 2024, of loans that were modified during the twelve-month period ended March 31, 2024.

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-Accrual	Total
	(In thousands)
Residential	$3,066	$—	$—	$—	$112	$3,178
Commercial and industrial	—	—	756	—	—	756
Total	$3,066	$—	$756	$—	$112	$3,934
The Company had $3.7 million in consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings were in process at both March 31, 2025, and December 31, 2024. At March 31, 2025 and December 31, 2024, the Company had no OREO (other real estate owned) properties.

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES
Allowance for Credit Losses - Loans
The allowance for credit losses on loans is summarized in the following table:

	For the Three Months Ended March 31,
	2025	2024
	(In thousands)
Balance at beginning of period	$12,965	$14,154
Charge-offs	(22)	(13)
Recoveries	6	4
Net charge-offs	(16)	(9)
Provision for (recovery of) credit loss on loans	203	(396)
Balance at end of period	$13,152	$13,749
The following tables present the activity in the Company’s allowance for credit losses by class of loans based on the analysis performed for the three months ended March 31, 2025 and 2024:

	Balance at December 31, 2024	Charge-offs	Recoveries	Provision for (Release of) Credit Loss - Loans	Balance at March 31, 2025
	(In thousands)
Residential	$1,989	$—	$—	$(1)	$1,988
Multifamily	6,609	—	—	(214)	6,395
Commercial real estate	3,641	—	—	382	4,023
Construction	460	—	—	10	470
Junior liens	109	—	—	4	113
Commercial and industrial	157	(2)	—	8	163
Consumer and other	—	(20)	6	14	—
Total	$12,965	$(22)	$6	$203	$13,152
The commercial and industrial charge-off relates to a loan originated in 2021. Consumer and other charge-offs relate to overdrafts in the three months ended March 31, 2025, which originated in the fourth quarter of 2024 or first quarter of 2025, as it is our policy to charge these off within 60 days of occurrence.

	Balance at December 31, 2023	Charge-offs	Recoveries	(Release of) Provision for Loan Loss	Balance at March 31, 2024
	(In thousands)
Residential	$1,968	$—	$—	$(49)	$1,919
Multifamily	7,046	—	—	(43)	7,003
Commercial real estate	3,748	—	—	(517)	3,231
Construction	1,222	—	—	(338)	884
Junior liens	76	—	—	1	77
Commercial and industrial	94	—	—	541	635
Consumer and other	—	(13)	4	9	—
Total	$14,154	$(13)	$4	$(396)	$13,749

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Consumer and other charge-offs relate to overdrafts in the three months ended March 31, 2024, which originated in the fourth quarter of 2023 or first quarter of 2024, as it is our policy to charge these off within 60 days of occurrence.
The following table represents the allocation of allowance for loan losses and the related recorded investment, including deferred fees and costs, in loans by loan portfolio segment, disaggregated based on the impairment methodology at March 31, 2025 and December 31, 2024:

	Loans			Allowance for Credit Losses on Loans
March 31, 2025	Individually Evaluated	Collectively Evaluated	Total	Individually Evaluated	Collectively Evaluated	Total
	(In thousands)
Residential	$4,146	$508,647	$512,793	$—	$1,988	$1,988
Multifamily	—	645,399	645,399	—	6,395	6,395
Commercial real estate	—	288,151	288,151	—	4,023	4,023
Construction	—	92,813	92,813	—	470	470
Junior liens	146	26,756	26,902	—	113	113
Commercial and industrial (1)	523	17,556	18,079	—	163	163
Consumer and other (2)	—	41,518	41,518	—	—	—
Total	$4,815	$1,620,840	$1,625,655	$—	$13,152	$13,152
(1) Includes PPP loans which carry the federal guarantee of the SBA and do not have an allowance for credit losses.
(2) Includes purchased consumer loans that are cash-collateralized up to the first 3% of losses and do not have an allowance for credit losses as of March 31, 2025.

	Loans			Allowance for Credit Losses on Loans
December 31, 2024	Individually Evaluated	Collectively Evaluated	Total	Individually Evaluated	Collectively Evaluated	Total
	(In thousands)
Residential	$3,960	$514,283	$518,243	$—	$1,989	$1,989
Multifamily	—	671,116	671,116	—	6,609	6,609
Commercial real estate	—	259,633	259,633	—	3,641	3,641
Construction	—	85,546	85,546	—	460	460
Junior liens	—	25,422	25,422	—	109	109
Commercial and industrial (1)	563	15,748	16,311	—	157	157
Consumer and other	—	7,211	7,211	—	—	—
Total	$4,523	$1,578,959	$1,583,482	$—	$12,965	$12,965
(1) Includes PPP loans which carry the federal guarantee of the SBA and do not have an allowance for credit losses.
(2) Includes purchased consumer loans that are cash-collateralized up to the first 3% of losses and do not have an allowance for credit losses as of December 31, 2024.

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Allowance for Credit Losses - Securities
At March 31, 2025 and December 31, 2024, the balance of the allowance of credit losses on securities was $97 thousand and $98 thousand, respectively. The Company recorded a decrease in provision for credit losses on held-to-maturity securities of $1 thousand and $18 thousand for the three months ended March 31, 2025 and 2024, respectively. Accrued interest receivable on securities is reported as a component of accrued interest receivable on the consolidated balance sheets and totaled $1.6 million and $1.4 million at March 31, 2025 and December 31, 2024, respectively. The Company made the election to exclude accrued interest receivable from the estimate of credit losses on securities.
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
At March 31, 2025 and December 31, 2024, the balance of the allowance for credit losses for off-balance-sheet exposures was $156 thousand and $157 thousand, respectively. The Company recorded a release of provision for credit loss on off-balance-sheet exposures of $1 thousand and $121 thousand for the three months ended March 31, 2025 and 2024.
NOTE 5 – LEASES
The Company leases certain office space, land and equipment under operating leases. These leases have original terms ranging from one year to 40 years. Operating lease liabilities and right-of-use assets are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term.
The Company had the following related to operating leases:

	March 31, 2025	December 31, 2024
	(Dollars in thousands)
Right-of-use assets	$22,778	$23,470
Lease liabilities	24,490	25,168
Weighted average remaining lease term for operating leases	9.2 years	9.4 years
Weighted average discount rate used in the measurement of lease liabilities	2.53%	2.54%
The following table is a summary of the Company’s components of net lease cost for the three months ended March 31, 2025 and 2024. The variable lease cost primarily represents variable payments such as common area maintenance and utilities.

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Operating lease cost	$888	$874
Variable lease cost	82	67
Total lease cost included as a component of occupancy and equipment	$970	$941

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents supplemental cash flow information related to operating leases:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$955	$918
Future undiscounted lease payments for operating leases with initial terms of one year or more as of March 31, 2025 are as follows:

Through March 31,	(In thousands)
2026	$3,290
2027	3,265
2028	3,161
2029	2,790
2030	2,706
Thereafter	12,184
Total undiscounted lease payments	27,396
Less: imputed interest	2,906
Total	$24,490
NOTE 6 – DEPOSITS
Deposits at March 31, 2025 and December 31, 2024 are summarized as follows:

	March 31, 2025	December 31, 2024
	(In thousands)
Non-interest bearing deposits	$25,222	$26,001
NOW and demand accounts	398,332	369,554
Savings	236,779	240,426
Time deposits	726,908	707,339
Total	$1,387,241	$1,343,320
Money market accounts are included within the NOW and demand accounts and savings captions. Included in time deposits are brokered deposits totaling $205.0 million at March 31, 2025 and $155.0 million at December 31, 2024.

Time deposits mature as follows for the years ending December 31:

(In thousands)
Remainder of 2025	$703,682
2026	16,654
2027	2,822
2028	2,109
2029	1,081
2030	560
$726,908

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
At March 31, 2025, the principal balance on the ESOP loan was $19.9 million. There were no contributions to the ESOP during the three months ended March 31, 2025, as loan payments are made annually during the fourth quarter of each year. ESOP shares are committed to be released from unallocated and compensation expense is recognized over the service period.
At March 31, 2025 and December 31, 2024, there were 1,916,712 unallocated shares and 365,088 shares allocated to participants. The fair value of unallocated shares at March 31, 2025 and December 31, 2024 was $17.6 million and $18.8 million, respectively, computed using the closing trading price of the Company’s common stock on each date.
For the three months ended March 31, 2025 and 2024, ESOP compensation expense for the shares committed to be released from unallocated was $218 thousand and $214 thousand, respectively. Shares committed to be released from unallocated was 22,818 for the three months ended March 31, 2025 and 2024.
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
During the three months ended March 31, 2025, the Company granted to certain employees, under the 2022 Equity Plan, 28,500 restricted stock awards with a total grant-date fair value of $270 thousand. These grants vest ratably over a three year period.
There were no performance shares granted during the first quarter of 2025.
During the first quarter of 2024, the Company granted to directors and employees, under the 2022 Equity Plan, 184,625 restricted stock awards with a total grant-date fair value of $1.8 million. Of these grants, 2,900 vest one year from the date of grant, 19,255 and 162,470 vest in equal installments over five and six years, respectively, beginning one year from the date of grant.
During the first quarter of 2024, the Company granted 193,070 performance-based restricted stock awards to its officers with a total grant date fair value of $1.8 million. Vesting of the performance-based restricted stock units will be based on achievement of certain levels of loan growth, deposit growth and net interest margin and will convert to a four-year time vest after the three-year measurement period ending December 31, 2026. At the end of the performance period, the number of actual shares to be awarded may vary between 0% and 100% of target amounts.

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary the Company’s restricted stock shares activity and related information for the three months ended March 31, 2025:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Outstanding - December 31, 2024	786,764	$10.78
Granted	28,500	9.48
Forfeited	(10,283)	10.66
Vested	(69,400)	10.97
Outstanding - March 31, 2025	735,581	$10.72
Expected future expense relating to the non-vested restricted shares outstanding as of March 31, 2025 is $7.0 million over a weighted average period of 4.2 years.
Stock options granted under the Equity Plan generally vest in equal installments over a service period between five and seven years beginning one year from the date of grant. The vesting of the options accelerate upon death, disability or an involuntary termination at or following a change in control. Stock options were granted at an exercise price equal to the fair value of the Company’s common stock on the grant date based on the closing market price and have an expiration period of ten years.
No stock options were granted during the three months ended March 31, 2025. There were 48,133 stock options granted during the three months ended March 31, 2024. The fair value of stock options granted during the first quarter of 2024 were estimated utilizing the Black-Scholes option pricing model: an expected life of 6.50 years, risk-free rate of 3.94%, volatility of 32.26% and a dividend yield of 0.84%. Due to the limited historical information of the Company’s stock, management considered the weighted historical volatility of the Company and similar entities for an appropriate period in determining the volatility rate used in the estimation of fair value. The expected life of the stock option was estimated using the simplified method. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company recognizes compensation expense for the fair values of these awards, which have straight-line vesting, on a straight-line basis over the requisite service period of the awards. Upon exercise of vested options, management expects to draw on treasury stock as the source for shares.
The following is a summary of the Company’s stock option activity and related information for the three months ended March 31, 2025:

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Outstanding - December 31, 2024	2,291,686	$4.09	$11.57	8.8
Forfeited	(20,358)	4.25	11.69
Expired	(3,857)	4.25	11.69
Outstanding - March 31, 2025	2,267,471	$4.09	$11.57	8.8
Exercisable - March 31, 2025	721,352
Expected future expense relating to the non-vested options outstanding as of March 31, 2025 is $5.6 million over a weighted average period of 4.0 years.

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the share-based compensation expense for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Stock option expense	$366	$379
Restricted stock expense	445	402
Total share-based compensation expense	$811	$781
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
The Company had interest rate swaps with notional amounts totaling $391.0 million and $349.0 million at March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025 and December 31, 2024, they were designated as cash flow hedges of certain Federal Home Loan Bank (“FHLB”) advances and brokered deposits. They were determined to be highly effective during all periods presented. The Company expects the hedges to remain highly effective during the remaining terms of the swaps.
Summary information about the interest rate swaps designated as cash flow hedges as of period-end is as follows:

	March 31, 2025	December 31, 2024
	(Dollars in thousands)
Notional amounts	$391,000	$349,000
Weighted average pay rates	3.25%	3.12%
Weighted average receive rates	4.40%	4.62%
Weighted average maturity	2.3 years	2.4 years

Gross unrealized gain included in other assets	$6,157	$8,817
Gross unrealized loss included in other liabilities	1,000	453
Unrealized gains, net	$5,157	$8,364
The Company held $5.3 million and $9.0 million at March 31, 2025 and December 31, 2024, respectively, of cash collateral pledged from the counterparty for these interest-rate swaps and had no securities or cash pledged to the counterparty.
Interest income or expense recorded on these swap transactions is reported as a component of interest expense on FHLB advances or brokered deposits. Interest income during the three months ended March 31, 2025 and 2024 totaled $1.1 million and $1.6 million, respectively. At March 31, 2025, the Company expected $2.8 million of the unrealized gain to be reclassified as a reduction to interest expense during the remainder of 2025.

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Cash Flow Hedge
The effect of cash flow hedge accounting on accumulated other comprehensive income for the three months ended March 31, 2025 and 2024 is as follows:

	Amount of (Loss) Gain Recognized in OCI (Net of Tax) on Derivative (1)	Location of Gain (Loss) Reclassified from OCI into Income/(Expense)	Amount of Gain Reclassified from OCI to Expense
	(In thousands)
Three months ended March 31, 2025
Interest rate contracts	$(3,206)	Interest Expense	$1,141

Three months ended March 31, 2024
Interest rate contracts	$2,813	Interest Expense	$1,649
(1) Net of tax, adjusted for deferred tax valuation allowance.
NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated other comprehensive income represents the net unrealized holding gains on securities available-for-sale, derivatives and the funded status of the Company’s post-retirement plans, as of the balance sheet dates, net of the related tax effect.
The following table presents the components of other comprehensive income both gross and net of tax, inclusive of a deferred tax valuation allowance, for the 2025 and 2024 periods:

	Three Months Ended March 31,
	2025			2024
	Before Tax	Tax Effect (1)	After Tax	Before Tax	Tax Effect (1)	After Tax
	(In thousands)
Components of Other Comprehensive Income:
Unrealized gain (loss) on securities available-for-sale:
Unrealized gain (loss) arising during the period	$4,083	$—	$4,083	$(1,109)	$—	$(1,109)
Unrealized gain (loss) on cash flow hedge:
Unrealized (loss) gain arising during the period	(4,347)	—	(4,347)	1,164	—	1,164
Reclassification adjustment for gain included in net loss	1,141	—	1,141	1,649	—	1,649
Total (loss) gain	(3,206)	—	(3,206)	2,813	—	2,813
Post-Retirement plans:
Reclassification adjustment for amortization of:
Net actuarial loss	5	—	5	1	—	1
Total other comprehensive income	$882	$—	$882	$1,705	$—	$1,705
(1) Adjusted for deferred tax valuation allowance.

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the changes in accumulated other comprehensive income by component, net of tax, inclusive of a deferred tax valuation allowance, for the periods indicated:

	Unrealized Gains on Cash Flow Hedges	Unrealized Losses on Available-for-Sale Securities	Post-Retirement Plans	Total
	(In thousands)
Balance at December 31, 2024	$8,363	$(27,426)	$109	$(18,954)
Other comprehensive (loss) income before reclassification	(4,347)	4,083	—	(264)
Amounts reclassified from accumulated other comprehensive income	1,141	—	5	1,146
Net current period other comprehensive (loss) income	(3,206)	4,083	5	882
Balance at March 31, 2025	$5,157	$(23,343)	$114	$(18,072)

	Unrealized Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Post-Retirement Plans	Total
	(In thousands)
Balance at December 31, 2023	$7,582	$(30,699)	$237	$(22,880)
Other comprehensive income (loss) before reclassification	1,164	(1,109)	—	55
Amounts reclassified from accumulated other comprehensive income	1,649	—	1	1,650
Net current period other comprehensive income (loss)	2,813	(1,109)	1	1,705
Balance at March 31, 2024	$10,395	$(31,808)	$238	$(21,175)
The following table presents information about amounts reclassified from accumulated other comprehensive income (loss) to the consolidated statements of income for the periods indicated:

Details about Accumulated Other Comprehensive Income Components	Three Months Ended March 31,		Affected Line Item in the Statement Where Net Income is Presented
	2025	2024
	(In thousands)
(Gains) losses on cash flow hedges:
Interest rate contracts	$(1,141)	$(1,649)	Interest expense
Amortization of post-retirement plan items:
Net actuarial (gains)	(5)	(1)	Compensation and employee benefits
Total tax effect	—	—	Income tax expense
Total reclassification for the period, net of tax	$(1,146)	$(1,650)

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
The Company used the following methods and significant assumptions to estimate fair value:
Securities: For securities available-for-sale and equity securities, fair value was estimated using a market approach. The majority of the Company’s securities are fixed income instruments that are not quoted on an exchange, but are traded in active markets. Prices for these instruments are obtained through third party data service providers or dealer market participants with which the Company has historically transacted both purchases and sales of securities. Prices obtained from these sources include market quotations and matrix pricing. Matrix pricing, a Level 2 input as defined by ASC 820, is a mathematical technique used principally to value certain securities to benchmark or comparable securities. The Company also holds debt instruments issued by the U.S. government and U.S. government sponsored agencies that are traded in active markets with readily observable quoted market prices that are considered Level 1 inputs.
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

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the fair value of assets and liabilities as of March 31, 2025:

		Fair Value Measurements at March 31, 2025, Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Measured on a recurring basis:
Financial assets
Securities available-for-sale:
U.S. Treasury notes	$40,663	$40,663	$—	$—
Corporate bonds	69,707	—	69,707	—
U.S. Government agency obligations	746	746	—	—
Obligations issued by U.S. states and their political subdivisions	6,010	—	6,010	—
Mortgage-backed securities:
Residential	147,780	—	147,780	—
Multifamily	17,659	—	17,659	—
Asset-backed securities	4,055	—	4,055	—
Total securities available-for-sale	286,620	41,409	245,211	—
Derivatives	6,157	—	6,157	—
Total financial assets measured on a recurring basis	$292,777	$41,409	$251,368	$—
Financial liabilities
Derivatives	$1,000	$—	$1,000	$—

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

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the book value, fair value, and placement in the fair value hierarchy of financial instruments not recorded at fair values in their entirety on a recurring basis on the Company’s consolidated balance sheets at March 31, 2025 and December 31, 2024. The fair value measurements presented are consistent with Topic 820, Fair Value Measurement, in which fair value represents exit price.
These tables exclude financial instruments for which the carrying amount approximates fair value. Financial instruments for which the carrying amount approximates fair value include cash and cash equivalents, other investments, non-maturity deposits, overnight borrowings and accrued interest, which are excluded from the table below.
The carrying amounts and fair value of financial instruments not carried at fair value, at March 31, 2025 and December 31, 2024, are as follows:

		Fair Value Measurements at March 31, 2025, Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Book Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Measured on a non-recurring basis:
Financial assets
Securities held-to-maturity:
Corporate bonds	$18,600	$—	$16,915	$—
Asset-backed securities	13,535	—	12,703	—
Securities held-to-maturity	32,135	—	29,618	—
Loans, net	1,612,503	—	—	1,530,252
Financial liabilities
Time deposits	726,908	—	724,911	—
FHLB advances	334,000	—	336,122	—
		Fair Value Measurements at December 31, 2024, Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Book Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Measured on a non-recurring basis:
Financial assets
Securities held-to-maturity:
Corporate bonds	$18,600	$—	$16,414	$—
Asset-backed securities	14,574	—	13,581	—
Securities held-to-maturity	33,174	—	29,995	—
Loans, net	1,570,517	—	—	1,468,929
Financial liabilities
Time deposits	707,339	—	705,514	—
FHLB advances	339,500	—	340,131	—

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – REVENUE FROM CONTRACTS WITH CUSTOMERS AND OTHER INCOME
All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income in the statements of income.
The following table presents the Company’s sources of revenue from contracts with customers for the three months ended March 31, 2025 and 2024, respectively:

	Three Months Ended March 31,
	2025	2024
	(In thousands)

Service charges on deposits	$73	$75
Interchange income	124	128
Total revenue from contracts with customers	$197	$203
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

	Three Months Ended March 31,
	2025	2024
	(Income in thousands, except share data)
Net loss applicable to common shares	$(2,692)	$(2,839)
Shares
Average number of common shares outstanding	22,310,244	24,091,835
Less: Average unallocated ESOP shares	1,905,303	1,996,575
Average number of common shares outstanding used to calculate basic earnings per common share	20,404,941	22,095,260
Common stock equivalents	—	—
Average number of common shares outstanding used to calculate diluted earnings per common share	20,404,941	22,095,260
Loss per common share
Basic	$(0.13)	$(0.13)

Diluted	$(0.13)	$(0.13)
Excluded from the earnings per share calculation are anti-dilutive equity awards for the three months ended March 31, 2025 and 2024, totaling 1,086,386 and 1,417,627, respectively. Due to the Company’s net loss for the three months ended March 31, 2025 and 2024, the assumed vesting of outstanding restricted stock units had an antidilutive effect on diluted earnings per share.
NOTE 13 - SEGMENT REPORTING
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

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table represents segment information for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
	2025	2024
Interest income:
Loans	$18,892	$17,192
Taxable investment income	3,785	3,614
Non-taxable investment income	36	36
Total interest income	22,713	20,842
Interest expense:
Deposits	9,026	8,413
Borrowed funds	2,943	3,012
Total interest expense	11,969	11,425
Net interest income	10,744	9,417
Provision for (release of) credit losses	201	(535)
Net interest income after release of credit losses	10,543	9,952
Non-interest income:
Fees and service charges	243	329
Other income	151	122
Total non-interest income	394	451
Non-interest expense:
Compensation and benefits	7,838	7,549
Occupancy and equipment	2,303	2,192
Data processing	1,487	1,387
Other expense	2,001	2,114
Total non-interest expense	13,629	13,242
Loss before income tax expense	(2,692)	(2,839)
Income tax expense	—	—
Net loss	$(2,692)	$(2,839)
Our segment assets represent our assets as presented on the Consolidated Balance Sheets.

NOTE 14 - SUBSEQUENT EVENTS
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section is intended to assist in the understanding of the financial performance of the Company and its subsidiary through a discussion of our financial condition as of March 31, 2025, and our results of operations for the three month periods ended March 31, 2025 and 2024. This section should be read in conjunction with the unaudited interim condensed consolidated financial statements and notes thereto of the Company appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements: changes in the interest rate environment that may reduce our margins and yields, the fair value of financial instruments or our level of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make; adverse changes in the securities or secondary mortgage markets; changes in monetary or fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; general economic conditions, either nationally or in our market areas, that are worse than expected, including potential recessionary conditions, the imposition of tariffs or other domestic or international governmental policies; changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses; our ability to access cost-effective funding; fluctuations in real estate values and both residential and commercial real estate market conditions; demand for loans and deposits in our market area; our ability to implement and change our business strategies; competition among depository and other financial institutions; changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, capital requirements and insurance premiums; changes in the quality or composition of our loan or investment portfolios; technological changes that may be more difficult or expensive than expected; a failure or breach of our operational or security systems or infrastructure, including cyber-attacks; the inability of third party providers to perform as expected; our ability to manage market risk, credit risk and operational risk in the current economic environment; our ability to enter new markets successfully and capitalize on growth opportunities; our ability to successfully integrate into our operations any assets, liabilities, customers, systems and management personnel we may acquire and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related there to; changes in consumer spending, borrowing and savings habits; changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the SEC or the Public Company Accounting Oversight Board; our ability to retain key employees; the current or anticipated impact of military conflict, terrorism or other geopolitical events; the ability of the U.S. Government to manage federal debt limits; and changes in the financial condition, results of operations or future prospects of issuers of securities that we own.
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
Comparison of Operating Results for the Three Months Ended March 31, 2025 and 2024
General. The Company recorded a net loss of $2.7 million for the three months ended March 31, 2025, compared to a net loss of $2.8 million for the three months ended March 31, 2024.
Interest Income. Interest income for the three months ended March 31, 2025 was $22.7 million, an increase of $1.9 million, or 9.0%, from $20.8 million for the three months ended March 31, 2024, largely driven by increases in the rates earned on interest-earning assets. The yield on average interest-earning assets increased 26 basis points to 4.51% for the three months ended March 31, 2025 from 4.25% for the three months ended March 31, 2024.
Interest Expense. Interest expense was $12.0 million and $11.4 million for the first quarter of 2025 and 2024, respectively, an increase of $544 thousand primarily driven by the increase in the average balances of time deposits and interest-bearing core deposits of $93.6 million and $3.1 million, respectively, when compared to the first quarter of 2024, partially offset by the decrease in the average balance of FHLB advances of $26.5 million. In addition, the cost of average interest-bearing liabilities increased three basis points to 2.89% for the three months ended March 31, 2025 from 2.86% for the three months ended March 31, 2024, due to increased costs of interest-bearing core deposits and FHLB advances, mostly offset by lower cost on time deposits.
Net Interest Income. Net interest income was $10.7 million and $9.4 million for the three months ended March 31, 2025 and 2024, respectively. Net interest rate spread increased 23 basis points to 1.62% and net interest margin increased 24 basis points to 2.16%.
Provision for Credit Losses. The Company recorded a $201 thousand provision for credit losses for the first quarter of 2025, compared to a $535 thousand release of provision for credit losses for the same period of 2024. The provision included an increase in the allowance for credit losses (“ACL”) on loans of $203 thousand and a release of provision of $1 thousand on both HTM securities and off-balance-sheet commitments. The provision was primarily driven by the increase in loan balances and the shift in the composition of the loan portfolio. As of March 31, 2025, the ACL on loans as a percentage of total loans was 0.81%.
Non-interest Income. Non-interest income totaled $394 thousand and $451 thousand for the first quarters of 2025 and 2024, respectively, a decrease of $57 thousand, or 12.6%, when comparing the two periods. The 2024 quarter included a gain on sale of loans of $36 thousand that did not occur in the 2025 quarter.
Non-interest Expense. Non-interest expense was $13.6 million for the first quarter of 2025, an increase of $387 thousand driven by increases of $289 thousand, $111 thousand and $100 thousand in compensation and benefits expenses, occupancy and equipment expenses and data processing, respectively. Compensation and benefits expense increased due to merit-based salary adjustments. Occupancy and equipment expense include higher snowplowing and other maintenance costs.
Income Tax Expense. The Company did not record a tax benefit for the loss incurred during the current or previous year quarter due to the full valuation allowance required on its deferred tax assets. The Company’s current tax position reflects the previously established full valuation allowance on its deferred tax assets. At March 31, 2025, the valuation allowance on deferred tax assets was $25.4 million.

Average Balances and Yields
The following tables present information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs. The yields and costs for the periods indicated are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Average balances have been calculated using daily balances. The amortization and accretion of deferred fees and costs are included in interest income on loans and are not material.

	Three Months Ended March 31,
	2025			2024
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
Assets:
Loans (1)	$1,601,262	$18,892	4.72%	$1,555,534	$17,192	4.45%
Mortgage-backed securities	189,820	1,323	2.79%	160,349	876	2.20%
Other investment securities	163,590	1,689	4.13%	183,717	1,652	3.62%
FHLB stock	17,680	399	9.02%	20,123	492	9.83%
Cash and cash equivalents	43,195	410	3.80%	51,561	630	4.92%
Total interest-earning assets	2,015,547	22,713	4.51%	1,971,284	20,842	4.25%
Non-interest earning assets	61,518			59,357
Total assets	$2,077,065			$2,030,641
Liabilities and shareholders' equity:
NOW, savings, and money market deposits	$619,234	$2,031	1.33%	$616,169	$1,937	1.26%
Time deposits	712,796	6,995	3.98%	619,220	6,476	4.21%
Interest-bearing deposits	1,332,030	9,026	2.75%	1,235,389	8,413	2.74%
FHLB advances	347,394	2,943	3.39%	373,874	3,012	3.24%
Total interest-bearing liabilities	1,679,424	11,969	2.89%	1,609,263	11,425	2.86%
Non-interest bearing deposits	25,411			26,491
Non-interest bearing other	40,679			41,569
Total liabilities	1,745,514			1,677,323
Total shareholders' equity	331,551			353,318
Total liabilities and shareholders' equity	$2,077,065			$2,030,641
Net interest income		$10,744			$9,417
Net interest rate spread (2)			1.62%			1.39%
Net interest margin (3)			2.16%			1.92%
(1) Average loan balances are net of deferred loan fees and costs, premiums and discounts and include non-accrual loans.
(2) Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(3) Net interest margin represents net interest income divided by average interest-earning assets.

Comparison of Financial Condition at March 31, 2025 and December 31, 2024
Total Assets. Total assets were $2.09 billion and $2.06 billion at March 31, 2025 and December 31, 2024, respectively.
Cash and cash equivalents. Cash and cash equivalents increased $3.7 million, or 9%, to $46.2 million at March 31, 2025 from $42.5 million at December 31, 2024.
Securities available-for-sale. Securities available-for-sale decreased $10.4 million, or 3.5%, to $286.6 million at March 31, 2025 from $297.0 million at December 31, 2024, due to maturities, calls and pay downs offset by a decrease in unrealized losses of $4.1 million.
Securities held-to-maturity. Held-to-maturity securities decreased $1.0 million or 3.1% to $32.0 million at March 31, 2025 from $33.1 million at December 31, 2024, due to pay downs in the portfolio.
Gross Loans. Gross loans held for investment increased $42.2 million to $1.63 billion at March 31, 2025, from $1.56 billion at December 31, 2024. Consumer, commercial real estate and construction loans increased $34.3 million, $28.5 million, and $7.3 million, respectively. Partially offsetting these increases were decreases in multifamily loans of $25.7 million and residential loans of $5.5 million. During the first quarter of 2025, the Company purchased consumer and residential loans totaling $35.0 million and $6.6 million, respectively.
The following table presents loans at March 31, 2025 and December 31, 2024 allocated by loan category:

	March 31, 2025	December 31, 2024
	(In thousands)
Residential	$512,793	$518,243
Multifamily	645,399	671,116
Commercial real estate	288,151	259,633
Construction	92,813	85,546
Junior liens	26,902	25,422
Commercial and industrial	18,079	16,311
Consumer and other	41,518	7,211
Total loans	1,625,655	1,583,482
Less: Allowance for credit losses	13,152	12,965
Loans receivable, net	$1,612,503	$1,570,517
The table below presents the balance of non-performing loans on the dates indicated:

	March 31, 2025	December 31, 2024
	(In thousands)
Residential	$5,040	$4,377
Junior liens	146	149
Commercial and industrial	537	578
Total non-performing assets	$5,723	$5,104
Total Deposits. Total deposits were $1.39 billion at March 31, 2025, an increase of $43.9 million, or 3.3%, from December 31, 2024. This was largely the result of increases of $28.8 million and $19.6 million in NOW and demand accounts and certificate of deposits, respectively. Core deposits (defined as non-interest bearing checking, NOW and demand accounts and savings accounts) represented 47.6% of total deposits at March 31, 2025, compared to 47.3% at December 31, 2024. Brokered deposits totaled $205.0 million and $155.0 million at March 31, 2025 and December 31, 2024, respectively. The increase in brokered deposits replaced the reduction in retail time deposits and funded loan originations.

The following table presents the totals of deposit accounts by account type, at the dates shown below:

	March 31, 2025	December 31, 2024
	(In thousands)
Non-interest bearing deposits	$25,222	$26,001
NOW and demand accounts (1)	398,332	369,554
Savings (1)	236,779	240,426
Core deposits	660,333	635,981
Time deposits	726,908	707,339
Total deposits	$1,387,241	$1,343,320
(1) Money market accounts are included within the NOW and demand accounts and savings captions.
Borrowings. The Company had $334.0 million and $339.5 million of borrowings at March 31, 2025 and December 31, 2024, respectively, a decrease of $5.5 million, or 1.6% as the increase in deposits were partially used to pay down borrowings. Borrowings consist solely of Federal Home Loan Bank of New York advances.
Total Shareholders’ Equity. Total shareholders’ equity decreased by $5.5 million, or 1.7%, to $326.7 million at March 31, 2025 compared to $332.2 million at December 31, 2024. The decrease was primarily driven by the repurchase of shares, including shares netted for income tax withholding on vested equity awards, at a cost of $4.8 million. Additionally, the year-to-date loss, partially offset by favorable changes in accumulated other comprehensive income, contributed to the decrease in shareholders’ equity.
Off-Balance Sheet. To help manage our interest rate position, the Company had $391.0 million in interest rate hedges at March 31, 2025, with a weighted average duration of 2.3 years. This represents an increase of $42.0 million from December 31, 2024, when interest rate hedges totaled $349.0 million with a weighted average duration of 2.4 years. See Note 8, Derivatives and Hedging Activities, of Notes to Consolidated Financial Statements in “Item 1- Financial Statements.”
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
We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. We have implemented the following strategies to manage our interest rate risk: growing target deposit accounts, such as small business accounts; utilizing our investment securities portfolio and interest rate swaps as part of our balance sheet asset and liability and interest rate risk management strategy to reduce the impact of movements in interest rates on net interest income and economic value of equity, which can create temporary valuation adjustments to equity in Accumulated Other Comprehensive Income; continuing the diversification of our loan portfolio by adding more commercial and consumer loans, which typically have shorter maturities and/or balloon payments.
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

The Company has entered into derivative financial instruments to reduce risk associated with interest rate volatility by matching asset maturities and liability maturities. These derivatives had an aggregate notional amount of $391.0 million as of March 31, 2025.
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
The following table sets forth, at March 31, 2025, the calculation of the estimated changes to the Bank’s net interest income, at the Bank level, that would result from the specified immediate changes in the United States Treasury yield curve. For purposes of this table, 100 basis points equals 1%.

	Net Interest Income
Change in Interest Rates (basis points)	Amount	Change	Percent
	(Dollars in thousands)
+200	$50,651	$1,682	3.4%
+100	49,858	889	1.8
0	48,969	—	—
-100	50,171	1,202	2.5
-200	51,296	2,327	4.8
The following table sets forth, at March 31, 2025, the calculation of the estimated changes in our net portfolio value, at the Bank level, that would result from the specified immediate changes in the United States Treasury yield curve. For purposes of this table, 100 basis points equals 1%.

	EVE			NPV as a Percent of Portfolio Value of Assets
Change in Interest Rates (basis points)	Estimated EVE	Estimated Increase (Decrease)
		Amount	Percent	NPV Ratio	Change
	(Dollars in thousands)
+200	$137,499	$(68,009)	(33.1)%	6.6%	(3.3)
+100	171,395	(34,113)	(16.6)	8.2	(1.6)
0	205,508	—	—	9.8	—
-100	238,144	32,636	15.9	11.4	1.6
-200	271,025	65,517	31.9	13.0	3.1
The tables above indicates that at March 31, 2025, in the event of an instantaneous 100 basis point increase in interest rates, we would experience a 17% decrease in EVE. In the event of an instantaneous 100 basis point decrease in interest rates, we would experience a 16% increase in EVE.

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
Liquidity and Capital Resources
Liquidity is the ability to meet current and future financial obligations of a short-term and long-term nature. Our primary sources of funds consist of deposit inflows, principal and interest payments on loans and securities, maturity of securities, wholesale funding such as borrowings from the Federal Home Loan Bank of New York and brokered deposits and, to a lesser extent, proceeds from the sale of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, calls of investment securities and borrowed funds and prepayments on loans are greatly influenced by general interest rates, economic conditions and competition.
Management regularly adjusts our investments in liquid assets based upon an assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of our interest-rate risk and investment policies.
At March 31, 2025, we had $11.0 million in commitments to originate loans and unused lines of credit totaled $94.8 million. We anticipate that we will have sufficient funds available to meet our current loan origination and lines of credit commitments. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2025 totaled $717.5 million. Management expects, based on historical experience, that a deposit relationship will be retained with a substantial portion of certificate holders. However, if a substantial portion of these deposits is not retained, we may borrow against our available borrowing capacity or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense. Available borrowing capacity at March 31, 2025 was $275.6 million with Federal Home Loan Bank of New York, a $107.5 million line of credit with the Federal Reserve Bank of New York and a $30.0 million unsecured line of credit with a correspondent bank. Total available borrowing capacity is 2.6x times total uninsured and uncollateralized deposits to third-party customers. The estimated fair market value of unencumbered securities totaled $196.6 million or 62.2% of the portfolio at March 31, 2025.
We are a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to originate loans, unused lines of credit and standby letters of credit, which involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. Our exposure to credit loss is represented by the contractual amount of the instruments. We use the same credit policies in making commitments that we do for on-balance sheet instruments. Management believes that our current sources of liquidity are more than sufficient to fulfill our obligations as of March 31, 2025 pursuant to off-balance-sheet arrangements and contractual obligations.

The Bank is subject to various regulatory capital requirements administered by the New Jersey Department of Banking and Insurance (“NJDOBI”) and the Federal Deposit Insurance Corporation (“FDIC”). At March 31, 2025, the Bank exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines.

	Actual		Minimum Capital Adequacy		For Classification With Capital Buffer		For Classification as Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2025
Common equity tier 1	$287,537	18.58%	$69,623	4.50%	$108,302	7.00%	$100,566	6.50%
Tier 1 capital	287,537	18.58%	92,830	6.00%	131,509	8.50%	123,773	8.00%
Total capital	300,942	19.45%	123,773	8.00%	162,453	10.50%	154,717	10.00%
Tier 1 (leverage) capital	287,537	13.73%	83,750	4.00%	N/A	N/A	104,687	5.00%
December 31, 2024
Common equity tier 1	$289,614	19.26%	$67,673	4.50%	$105,269	7.00%	$97,749	6.50%
Tier 1 capital	289,614	19.26%	90,230	6.00%	127,826	8.50%	120,307	8.00%
Total capital	302,834	20.14%	120,307	8.00%	157,903	10.50%	150,384	10.00%
Tier 1 (leverage) capital	289,614	13.98%	82,862	4.00%	N/A	N/A	103,577	5.00%
ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1.A. RISK FACTORS
There have been no material changes in risk factors from those identified in the Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES. USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
The following table reports information regarding repurchases of our common stock during the quarter ended March 31, 2025, and the stock repurchase plan approved by our board of directors.

Period	Total Number of Shares Purchased (1) (2)	Average Price paid Per Share	As part of Publicly Announced Plans or Programs	Yet to be Purchased Under the Plans or Programs
January	166,500	$9.44	166,500	694,572
February	121,909	9.86	111,000	583,572
March	204,785	9.45	186,585	396,987
Total	493,194	$9.55	464,085
(1)    On November 8, 2024, the Company adopted its fifth repurchase program to repurchase up to 1,139,420 shares, or 5%, of its outstanding common stock. The fifth repurchase program has no expiration date.
(2)    29,109 shares were withheld to cover income taxes related to restricted stock vesting under our 2022 Equity Plan. Shares withheld to pay income taxes are repurchased pursuant to the terms of the 2022 Equity Plan and not under our share repurchase program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
During the first quarter of 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

ITEM 6. EXHIBITS
The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1
Amended and Restated Certificate of Incorporation of Blue Foundry Bancorp (Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2023 (File No. 001-40619))

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
101
The following materials from the Company’s Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE FOUNDRY BANCORP

Dated:	May 12, 2025	By:	/s/ James D. Nesci
James D. Nesci
Chief Executive Officer
(Principal Executive Officer)

Dated:	May 12, 2025	By:	/s/ Kelly Pecoraro
Kelly Pecoraro
Chief Financial Officer
(Principal Financial Officer)