Form 10-Q
period 2025-06-30
Blue Foundry Bancorp
filed 2025-08-12
CIK 1846017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

As of August 7, 2025 there were 28,522,500 shares issued and 21,495,657 shares outstanding of the Registrant’s Common Stock, par value $0.01 per share.

BLUE FOUNDRY BANCORP
FORM 10-Q

Part I Financial Information
ITEM 1. FINANCIAL STATEMENTS
BLUE FOUNDRY BANCORP
Consolidated Balance Sheets

	June 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
	(In thousands, except share data )
ASSETS
Cash and cash equivalents	$41,877	$42,502
Securities available-for-sale, at fair value	284,239	297,028
Securities held-to-maturity, net (fair value of $26,609 at June 30, 2025 and $29,995 at December 31, 2024, and allowance for credit losses of $90 at June 30, 2025 and $98 at December 31, 2024)	29,062	33,076
FHLB stock and other investments	18,112	17,791
Loans receivable, net of allowance for credit losses of $13,304 at June 30, 2025 and $12,965 at December 31, 2024	1,659,732	1,570,517
Interest and dividends receivable	8,817	8,014
Premises and equipment, net	28,187	29,486
Right-of-use assets	22,101	23,470
Bank owned life insurance	22,761	22,519
Other assets	12,616	16,280
Total assets	$2,127,504	$2,060,683
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	$1,416,321	$1,343,320
Advances from the Federal Home Loan Bank	343,000	339,500
Advances by borrowers for taxes and insurance	10,079	9,356
Lease liabilities	23,820	25,168
Other liabilities	12,984	11,141
Total liabilities	1,806,204	1,728,485
Shareholders’ equity
Preferred stock, $0.01 par value, 10,000,000 authorized: none issued	—	—
Common stock $0.01 par value; 70,000,000 shares authorized; 28,522,500 shares issued at June 30, 2025 and December 31, 2024; 21,591,757 and 22,522,626 shares outstanding at June 30, 2025 and December 31, 2024, respectively	285	285
Additional paid-in capital	279,224	277,304
Retained earnings	147,780	152,429
Treasury stock, at cost: 6,924,871 and 5,999,874 shares at June 30, 2025 and December 31, 2024, respectively	(68,733)	(59,699)
Unallocated common shares held by Employee Stock Ownership Plan	(18,711)	(19,167)
Accumulated other comprehensive loss	(18,545)	(18,954)
Total shareholders’ equity	321,300	332,198
Total liabilities and shareholders’ equity	$2,127,504	$2,060,683
See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands, except share data)
Interest and dividend income:
Loans	$19,763	$17,570	$38,655	$34,762
Taxable investment income	3,639	3,686	7,424	7,300
Non-taxable investment income	36	36	72	72
Total interest income	23,438	21,292	46,151	42,134
Interest expense:
Deposits	8,968	9,132	17,994	17,545
Borrowed funds	2,830	2,587	5,773	5,599
Total interest expense	11,798	11,719	23,767	23,144
Net interest income	11,640	9,573	22,384	18,990
Provision for (release of) credit losses	463	(762)	664	(1,297)
Net interest income after provision for (release of) credit losses	11,177	10,335	21,720	20,287
Non-interest income:
Fees and service charges	289	296	532	625
Gain on sale of loans	—	—	—	36
Other income	116	240	267	326
Total non-interest income	405	536	799	987
Non-interest expense:
Compensation and benefits	7,820	7,635	15,658	15,184
Occupancy and equipment	2,209	2,262	4,512	4,454
Data processing	1,468	1,335	2,955	2,722
Advertising	140	52	207	124
Professional services	686	623	1,385	1,353
Federal deposit insurance premiums	231	194	454	393
Other expense	985	1,114	1,997	2,227
Total non-interest expenses	13,539	13,215	27,168	26,457
Loss before income tax expense	(1,957)	(2,344)	(4,649)	(5,183)
Income tax expense	—	—	—	—
Net loss	$(1,957)	$(2,344)	$(4,649)	$(5,183)
Basic loss per share	$(0.10)	$(0.11)	$(0.23)	$(0.24)
Diluted loss per share	$(0.10)	$(0.11)	$(0.23)	$(0.24)
Weighted average shares outstanding - basic	19,843,710	21,735,002	20,122,623	21,914,811
Weighted average shares outstanding - diluted (1)	19,843,710	21,735,002	20,122,623	21,914,811
(1)    The assumed vesting of outstanding restricted stock units had an antidilutive effect on diluted earnings per share due to the Company’s net loss for the 2025 and 2024 periods.

See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP
Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Net loss	$(1,957)	$(2,344)	$(4,649)	$(5,183)
Other comprehensive income (loss), net of tax (1):
Unrealized gain (loss) on securities available-for-sale:
Unrealized gain (loss) arising during the period	1,667	361	5,750	(748)
	1,667	361	5,750	(748)
Unrealized (loss) gain on cash flow hedge:
Unrealized loss arising during the period	(3,346)	(1,685)	(7,693)	(521)
Reclassification adjustment for gain included in net loss	1,201	1,613	2,342	3,262
	(2,145)	(72)	(5,351)	2,741
Post-retirement plans:
Reclassification adjustment for amortization of:
Net actuarial gain	5	3	10	4
	5	3	10	4
Total other comprehensive (loss) income, net of tax (1)	(473)	292	409	1,997
Comprehensive loss	$(2,430)	$(2,052)	$(4,240)	$(3,186)
(1) Reflects deferred tax valuation allowance.

See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP
Consolidated Statements of Changes in Shareholders’ Equity
Three Months Ended June 30, 2024 and 2025
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Unallocated Common Stock Held by ESOP	Total Shareholders’ Equity
	Shares	Par Value
	(In thousands, except share data)
Balance at March 31, 2024	23,958,888	$285	$274,327	$161,501	$(44,930)	$(21,175)	$(19,852)	$350,156
Net loss	—	—	—	(2,344)	—	—	—	(2,344)
Other comprehensive income	—	—	—	—	—	292	—	292
Purchase of Treasury stock	(386,352)	—	—	—	(3,460)	—	—	(3,460)
Treasury stock allocated to restricted stock plan, net of forfeitures	(67,179)	—	833	—	(839)	—	—	(6)
Compensation cost for stock options and restricted stock	—	—	756	—	—	—	—	756
ESOP shares committed to be released (22,818 shares)	—	—	(26)	—	—	—	229	203
Balance at June 30, 2024	23,505,357	$285	$275,890	$159,157	$(49,229)	$(20,883)	$(19,623)	$345,597

Balance at March 31, 2025	22,047,649	285	$277,895	$149,737	$(64,243)	$(18,072)	$(18,939)	$326,663
Net loss	—	—	—	(1,957)	—	—	—	(1,957)
Other comprehensive loss	—	—	—	—	—	(473)	—	(473)
Purchase of Treasury stock	(406,391)	—	—	—	(3,878)	—	—	(3,878)
Treasury stock allocated to restricted stock plan, net of forfeitures	(49,501)	—	612	—	(612)	—	—	—
Compensation cost for stock options and restricted stock	—	—	719	—	—	—	—	719
ESOP shares committed to be released (22,818 shares)	—	—	(2)	—	—	—	228	226
Balance at June 30, 2025	21,591,757	$285	$279,224	$147,780	$(68,733)	$(18,545)	$(18,711)	$321,300

See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP
Consolidated Statements of Changes in Shareholders’ Equity
Six Months Ended June 30, 2024 and 2025
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Unallocated Common Stock Held by ESOP	Total Shareholders’ Equity
	Shares	Par Value
	(In thousands, except share data)
Balance at December 31, 2023	24,509,950	$285	$273,991	$164,340	$(40,016)	$(22,880)	$(20,080)	$355,640
Net loss	—	—	—	(5,183)	—	—	—	(5,183)
Other comprehensive income	—	—	—	—	—	1,997	—	1,997
Purchase of Treasury stock	(942,705)	—	—	—	(8,792)	—	—	(8,792)
Treasury stock allocated to restricted stock plan	(61,888)	—	402	—	(421)	—	—	(19)
Compensation cost for stock options and restricted stock	—	—	1,537	—	—	—	—	1,537
ESOP shares committed to be released (45,636 shares)	—	—	(40)	—	—	—	457	417
Balance at June 30, 2024	23,505,357	$285	$275,890	$159,157	$(49,229)	$(20,883)	$(19,623)	$345,597

Balance at December 31, 2024	22,522,626	$285	$277,304	$152,429	$(59,699)	$(18,954)	$(19,167)	$332,198
Net loss	—	—	—	(4,649)	—	—	—	(4,649)
Other comprehensive income	—	—	—	—	—	409	—	409
Purchase of Treasury stock	(899,585)	—	—	—	(8,632)	—	—	(8,632)
Treasury stock allocated to restricted stock plan, net of forfeitures	(31,284)	—	402	—	(402)	—	—	—
Compensation cost for stock options and restricted stock	—	—	1,530	—		—	—	1,530
ESOP shares committed to be released (45,636 shares)	—	—	(12)	—	—	—	456	444
Balance at June 30, 2025	21,591,757	$285	$279,224	$147,780	$(68,733)	$(18,545)	$(18,711)	$321,300

See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2025	2024
	(In thousands)
Cash flows from operating activities
Net loss	$(4,649)	$(5,183)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of premises and equipment	1,484	1,570
Amortization (accretion) of:
Right-of-use asset	1,369	1,438
Deferred loan fees, costs, and discounts, net	168	(14)
Premiums and discounts on securities	(249)	326
Provision for (release of) credit losses	664	(1,297)
Proceeds from sales of loans held for sale	—	486
Gains on sale of loans, net	—	(36)
Origination of loans held for sale	—	(450)
Gain on sale of real estate owned	—	(123)
Increase in bank owned life insurance cash surrender value	(242)	(240)
ESOP and stock-based compensation expense	1,974	1,954
Increase in interest and dividends receivable	(803)	(287)
(Increase) decrease in other assets	(226)	12,020
Decrease in other liabilities	73	502
Change in lease liability	(1,348)	(1,396)
Net cash (used in) provided by operating activities	(1,785)	9,270
Cash flows from investing activities
Net repayments of loans receivable	15,572	13,335
Purchases of residential and consumer loans	(105,305)	—
Proceeds from sale of real estate owned	—	716
Purchases of securities available-for-sale	(41,951)	(44,303)
Proceeds from sales and calls of securities available-for-sale	45,250	—
Principal payments and maturities on securities available-for-sale	15,628	29,315
Principal payments and maturities on securities held-to-maturity	3,883	—
Purchases of other investments	(150)	—
Purchase of Federal Home Loan Bank stock	(53,832)	(19,805)
Redemption of Federal Home Loan Bank stock	53,663	22,343
Purchases of premises and equipment	(185)	47
Net cash (used in) provided by investing activities	(67,427)	1,648
Cash flows from financing activities
Net increase in deposits	73,001	66,252
Proceeds from advances from Federal Home Loan Bank	1,188,000	558,000
Repayments of advances from Federal Home Loan Bank	(1,184,500)	(613,000)
Net increase in advances by borrowers for taxes and insurance	723	946
Purchase of treasury stock	(8,637)	(8,879)
Net cash provided by financing activities	68,587	3,319
Net (decrease) increase in cash and cash equivalents	(625)	14,237
Cash and cash equivalents at beginning of period	42,502	46,025
Cash and cash equivalents at end of period	$41,877	$60,262

See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2025	2024
	(In thousands)
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$23,055	$23,512
Taxes	71	21

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
Basis of Financial Statement Presentation
The consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles. Certain information and note disclosures usually included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for the preparation of the Quarterly Reports on Form 10-Q and with Regulation S-X. The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the consolidated balance sheets and the consolidated statements of income for the periods presented. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheets and revenues and expenses for the period. Actual results could differ from those estimates. Some items in the prior year financial statements may be reclassified to conform to the current presentation. The results of operations and other data presented for the three and six months ended June 30, 2025 are not necessarily indicative of the results of operations that may be expected for subsequent periods or the full year results. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed on March 27, 2025.
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
Accounting Standards Adopted
In December 2023, the Financial Accounting Standards Board (“the FASB”) issued ASU 2023-09, Income Tax- Improvements to Income Tax Disclosures (Topic 740), which requires reporting companies to break out their income tax expense and tax rate reconciliation in more detail. For public companies, the requirements will become effective for fiscal years beginning after December 15, 2024, with early adoption permitted. This ASU did not have a material effect on our consolidated financial statements.
Accounting Standards Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-03) (“ASU 2024-03”) Disaggregation of Income Statement Expenses and in January 2025, the FASB issued ASU 2025-01 Clarifying the Effective Date of ASU 2024-03 (“ASU 2026-01”). ASU 2024-03 requires entities to disclose specified information about certain costs and expenses in the notes to financial statements at each interim and annual reporting period, including the amounts of purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion included in each relevant expense caption. For the employee compensation category, bank holding companies may continue to present compensation expense on the face of the income statement in accordance with Regulation S-X Rule 210.9-04. A qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively are also required to be disclosed. In addition, entities must disclose the total amount of selling expenses and, in annual reporting periods, their definition of selling expenses. ASU 2025-01 clarified the

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

effective date of ASU 2024-03, which is to be effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The amendments may be applied on either a prospective or retrospective basis. The Company is currently evaluating this guidance to determine the impact of ASU 2024-03 on its consolidated financial statements and footnote disclosures; however, the impact is not expected to be material.
As an “emerging growth company” as defined in Title 1 of the Jumpstart Our Business Startups (“JOBS”) Act, the Company elected to use the extended transition period to delay the adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements were made applicable to private companies.
NOTE 2 – SECURITIES
The amortized cost of securities available-for-sale and their estimated fair values at June 30, 2025 and December 31, 2024 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
June 30, 2025
U.S. Treasury notes	$46,207	$—	$(894)	$45,313
Corporate bonds	66,879	369	(1,796)	65,452
U.S. Government agency obligations	744	—	(45)	699
Obligations issued by U.S. states and their political subdivisions	6,323	—	(292)	6,031
Mortgage-backed securities:
Residential	162,172	306	(18,304)	144,174
Multifamily	19,426	4	(802)	18,628
Asset-backed securities	4,164	—	(222)	3,942
Total	$305,915	$679	$(22,355)	$284,239

December 31, 2024
U.S. Treasury notes	$41,259	$40	$(1,160)	$40,139
Corporate bonds	75,122	389	(2,357)	73,154
U.S. Government agency obligations	874	—	(62)	812
Obligations issued by U.S. states and their political subdivisions	6,357	—	(333)	6,024
Mortgage-backed securities:
Residential	171,754	9	(22,722)	149,041
Multifamily	19,776	—	(1,033)	18,743
Asset-backed securities	9,312	—	(197)	9,115
Total	$324,454	$438	$(27,864)	$297,028

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost of securities held-to-maturity, allowance for credit losses and their estimated fair values at June 30, 2025 and December 31, 2024, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
June 30, 2025
Corporate bonds	$18,600	$—	$(1,879)	$16,721
Asset-backed securities	10,552	—	(664)	9,888
Total	$29,152	$—	$(2,543)	$26,609
Allowance for credit loss	(90)
	$29,062
December 31, 2024
Corporate bonds	$18,600	$—	$(2,186)	$16,414
Asset-backed securities	14,574	—	(993)	13,581
Total	$33,174	$—	$(3,179)	$29,995
Allowance for credit loss	(98)
	$33,076
At June 30, 2025 and December 31, 2024, the allowance for credit losses on securities held-to-maturity totaled $90 thousand and $98 thousand, respectively, and related to the corporate bonds. No loss is expected on the asset-backed securities.
Securities pledged at June 30, 2025 and December 31, 2024 had a carrying amount of $122.3 million and $119.8 million, respectively, and were pledged for our credit line with the Federal Reserve Bank and to secure public deposits.
The amortized cost and fair value of debt securities are shown below by contractual maturity as of June 30, 2025. Expected maturities on mortgage and asset-backed securities generally exceed 20 years; however, they may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized Cost (1)	Estimated Fair Value
	(In thousands)
Available-for-sale
Due in one year or less	$49,330	$49,153
Due from one year to five years	33,021	33,073
Due from five to ten years	36,812	34,492
Due after ten years	990	777
Mortgage-backed and asset-backed securities	185,762	166,744
Total	$305,915	$284,239
Held-to-maturity
Due from five to ten years	18,600	16,721
Asset-backed securities	10,552	9,888
Total	$29,152	$26,609
(1) Excludes the allowance for credit losses on held-to-maturity securities at June 30, 2025.

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
The table below indicates the credit profile of the Company’s debt securities held-to-maturity at amortized cost for the periods shown.

June 30, 2025	AAA	A1	BBB+	BBB	BBB-	Total
	(In thousands)
Corporate bonds	$—	$—	$1,600	$16,000	$1,000	$18,600
Asset-backed securities	8,592	1,960	—	—	—	10,552
Total held-to-maturity	$8,592	$1,960	$1,600	$16,000	$1,000	$29,152

December 31, 2024	AAA	A1	BBB+	BBB	BBB-	Total
	(In thousands)
Corporate bonds	$—	$—	$1,600	$16,000	$1,000	$18,600
Asset-backed securities	8,677	5,897	—	—	—	14,574
Total held-to-maturity	$8,677	$5,897	$1,600	$16,000	$1,000	$33,174
At June 30, 2025 and December 31, 2024, there was one security with a value of $2.0 million included in the BBB rating that had a split rating.
The following tables summarize available-for-sale securities with unrealized losses at June 30, 2025 and December 31, 2024, aggregated by major security type and length of time in a continuous loss position.

	Less than 12 Months		12 Months or More		Total
	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Number of Securities	Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
June 30, 2025
U.S. Treasury notes	$(8)	$39,259	$(886)	$6,054	3	$(894)	$45,313
Corporate bonds	(10)	990	(1,786)	33,777	15	(1,796)	34,767
U.S. Government agency obligations	—	—	(45)	699	2	(45)	699
Obligations issued by U.S. states and their political subdivisions	—	—	(292)	6,031	5	(292)	6,031
Mortgage-backed securities:
Residential	(42)	9,769	(18,262)	109,792	42	(18,304)	119,561
Multifamily	(27)	8,232	(775)	9,362	5	(802)	17,594
Asset-backed securities	—	—	(222)	3,941	2	(222)	3,941
Total	$(87)	$58,250	$(22,268)	$169,656	74	$(22,355)	$227,906

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Less than 12 Months		12 Months or More		Total
	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Number of Securities	Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
December 31, 2024
U.S. Treasury notes	$—	$—	$(1,160)	$5,776	1	$(1,160)	$5,776
Corporate bonds	—	—	(2,357)	39,286	19	(2,357)	39,286
U.S. Government agency obligations	—	—	(62)	812	2	(62)	812
Obligations issued by U.S. states and their political subdivisions	—	—	(333)	6,024	5	(333)	6,024
Mortgage-backed securities:
Residential	(64)	18,888	(22,658)	112,396	47	(22,722)	131,284
Multifamily	(56)	11,237	(977)	7,506	5	(1,033)	18,743
Asset-backed securities	—	—	(197)	4,115	2	(197)	4,115
Total	$(120)	$30,125	$(27,744)	$175,915	81	$(27,864)	$206,040
Of the available-for-sale securities in an unrealized loss position at June 30, 2025, 52 were comprised of U.S. Government agency obligations, Treasury notes, and mortgage-backed securities. These securities were all issued by U.S. Government-sponsored entities and agencies, which the government has affirmed its commitment to support. Corporate bonds, obligations issued by U.S. states and their political subdivisions and asset-backed securities in an unrealized loss position all experienced a decline in fair value, which is attributable to changes in interest rates and liquidity, not credit quality. The Company does not intend to sell these securities, nor does it foresee being required to sell them before the anticipated recovery or maturity.
The following tables summarize held-to-maturity securities with unrealized losses at June 30, 2025 and December 31, 2024, aggregated by major security type and length of time in a continuous loss position.

	Less than 12 Months		12 Months or More		Total
	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Number of Securities	Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
June 30, 2025
Corporate Bonds	(223)	2,777	(1,656)	13,944	9	(1,879)	16,721
Asset-backed securities	—	—	(664)	9,888	2	(664)	9,888
Total	$(223)	$2,777	$(2,320)	$23,832	11	$(2,543)	$26,609

	Less than 12 Months		12 Months or More		Total
	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Number of Securities	Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
December 31, 2024
Corporate Bonds	—	—	(2,186)	16,414	9	(2,186)	16,414
Asset-backed securities	—	—	(993)	13,581	2	(993)	13,581
Total	$—	$—	$(3,179)	$29,995	11	$(3,179)	$29,995
The held-to-maturity securities in an unrealized loss position at June 30, 2025, are corporate bonds and asset-backed securities. Unrealized losses are attributable to changes in interest rates and liquidity, not credit quality. The Company also does not intend to sell these securities, nor does it foresee being required to sell them before the anticipated recovery or maturity.

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – LOANS RECEIVABLE
A summary of loans receivable, net at June 30, 2025 and December 31, 2024, follows:

	June 30, 2025	December 31, 2024
	(In thousands)
Residential	$519,370	$518,243
Multifamily	633,849	671,116
Commercial real estate	293,179	259,633
Construction	97,207	85,546
Junior liens	27,996	25,422
Commercial and industrial	17,729	16,311
Consumer and other	83,706	7,211
Total loans	1,673,036	1,583,482
Less: Allowance for credit losses (1)	13,304	12,965
Loans receivable, net	$1,659,732	$1,570,517
(1) For more information, see Note 4 - Allowance for Credit Losses.
Loans are recorded at amortized cost, which includes principal balance, net deferred fees or costs, premiums and discounts. The Company elected to exclude accrued interest receivable from amortized cost. Accrued interest receivable is reported separately in the consolidated balance sheets and totaled $7.6 million and $6.7 million at June 30, 2025 and December 31, 2024, respectively. Loan origination fees and certain direct loan origination costs are deferred and the net fee or cost is recognized in interest income as an adjustment of yield. At June 30, 2025 and December 31, 2024, net deferred loan fees totaled $2.4 million and $2.0 million, respectively.
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
•The ability of borrowers to service debt in the residential and junior liens portfolios is generally subject to personal income which may be impacted by general economic conditions, such as increased unemployment levels. These loans are predominately collateralized by first and second liens on single family properties. If a borrower cannot maintain the loan, the Company’s ability to recover against the collateral in sufficient amount and in a timely manner may be significantly influenced by market, legal and regulatory conditions.
•The consumer loan portfolio primarily includes loans purchased from Bankers Healthcare Group, LLC (“BHG”). BHG originates loans nationwide to licensed or unlicensed or otherwise skilled business professionals and the loans are unsecured and have a reserve deposit account with the Company equal to 3% of the loan balance.

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the risk category of loans by class of loan and vintage as of June 30, 2025:

	Term Loans by Origination Year
	2025	2024	2023	2022	2021	Pre-2021	Revolving Loans	Total
	(in thousands)
Residential
Pass	$28,752	$23,269	$12,738	$86,917	$98,605	$263,992	$—	$514,273
Substandard	—	—	—	304	—	4,793	—	5,097
Total	28,752	23,269	12,738	87,221	98,605	268,785	—	519,370
Multifamily
Pass	5,408	15,612	16,815	268,562	126,270	195,411	—	628,078
Special mention	—	—	—	5,319	—	—	—	5,319
Substandard	—	—	—	—	—	452	—	452
Total	5,408	15,612	16,815	273,881	126,270	195,863	—	633,849
Commercial real estate
Pass	39,573	36,581	26,605	114,614	14,336	60,681	—	292,390
Special mention	—	—	—	—	—	789	—	789
Total	39,573	36,581	26,605	114,614	14,336	61,470	—	293,179
Construction
Pass	7,267	12,746	26,437	33,338	17,419	—	—	97,207
Total	7,267	12,746	26,437	33,338	17,419	—	—	97,207
Junior liens
Pass	2,812	6,152	4,208	5,442	1,223	7,955	—	27,792
Substandard	—	—	61	—	—	143	—	204
Total	2,812	6,152	4,269	5,442	1,223	8,098	—	27,996
Commercial and industrial
Pass	2,078	7,603	5,315	89	2,149	—	—	17,234
Substandard	—	—	495	—	—	—	—	495
Total	2,078	7,603	5,810	89	2,149	—	—	17,729
Consumer and other
Pass	77,581	6,107	—	—	—	—	18	83,706
Total	77,581	6,107	—	—	—	—	18	83,706
Total gross loans	$163,471	$108,070	$92,674	$514,585	$260,002	$534,216	$18	$1,673,036

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

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Past Due and Non-accrual Loans
The following table presents the recorded investment in past due and current loans by loan portfolio class as of June 30, 2025 and December 31, 2024:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans Receivable
	(In thousands)
June 30, 2025
Residential	$451	$700	$5,005	$6,156	$513,214	$519,370
Multifamily	—	324	26	350	633,499	633,849
Commercial real estate	—	—	—	—	293,179	293,179
Construction (1)	4,792	—	—	4,792	92,415	97,207
Junior liens	—	40	61	101	27,895	27,996
Commercial and industrial	—	—	—	—	17,729	17,729
Consumer and other	—	—	—	—	83,706	83,706
Total	$5,243	$1,064	$5,092	$11,399	$1,661,637	$1,673,036

December 31, 2024
Residential	$3,085	$315	$3,892	$7,292	$510,951	$518,243
Multifamily	303	—	—	303	670,813	671,116
Commercial real estate	774	—	—	774	258,859	259,633
Construction	—	—	—	—	85,546	85,546
Junior liens	—	—	149	149	25,273	25,422
Commercial and industrial	—	563	15	578	15,733	16,311
Consumer and other	—	—	—	—	7,211	7,211
Total	$4,162	$878	$4,056	$9,096	$1,574,386	$1,583,482
(1)    Reflects one construction loan that was past due for maturity and was subsequently resolved.
The following tables presents information on non-accrual loans at June 30, 2025 and December 31, 2024:

	Non-accrual	Interest Income Recognized on Non-accrual Loans	Amortized Cost Basis of Loans > 90 Day Past Due and Still Accruing	Amortized Cost Basis of Non-accrual Loans Without Related Allowance
June 30, 2025	(In thousands)
Residential	$5,557	$14	$—	$5,557
Multifamily	25	—	—	25
Junior liens	204	4	—	204
Commercial and industrial	495	—	—	495
Total	$6,281	$18	$—	$6,281

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Non-accrual	Interest Income Recognized on Non-accrual Loans	Amortized Cost Basis of Loans >= 90 Day Past Due and Still Accruing	Amortized Cost Basis of Non-accrual Loans Without Related Allowance
	(In thousands)
December 31, 2024
Residential	$4,377	$11	$—	$4,377
Multifamily	—	4	—	—
Junior liens	149	2	—	149
Commercial and industrial	578	—	—	578
Total	$5,104	$17	$—	$5,104
The Company had no loans held-for-sale at June 30, 2025 and December 31, 2024.
Modifications made to borrowers experiencing financial difficulty may include principal forgiveness, interest rate reductions, other than insignificant payment delays, term extensions or a combination thereof intended to minimize economic loss and to avoid foreclosure or repossession of collateral. If the borrower has demonstrated performance under the previous terms and our underwriting process shows the borrower has the capacity to continue to perform under the restructured terms, the loan will continue to accrue interest.
There were no modifications to borrowers experiencing financial difficulty in the three and six months ended June 30, 2025. There were no modifications to borrowers experiencing financial difficulty in the second quarter of 2024.
The following table presents the amortized cost basis at June 30, 2024, of loan modifications to borrowers experiencing financial difficulty during the six months ended June 30, 2024, disaggregated by type of modification.

	Payment Delays	Term Extensions	Total Principal	% of Total Class of Loans
	(Dollars in thousands)
Residential	$—	$113	$113	0.02%
Commercial and industrial	$756	$—	$756	6.17%
Total	$756	$113	$869	0.06%

Types of Modifications
Residential	Term extensions of 3 to 12 months
Commercial and industrial	Deferral of three payments

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company closely monitors the performance of modified loans to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the payment status and amortized cost basis at June 30, 2025, of loans that were modified during the twelve-month period ended June 30, 2025.

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total
	(In thousands)
Junior liens	$39	$—	$—	$—	$39
Total	$39	$—	$—	$—	$39
The following table presents the payment status and amortized cost basis at June 30, 2024, of loans that were modified during the twelve-month period ended June 30, 2024.

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-Accrual	Total
	(In thousands)
Residential	$1,860	$—	$—	$—	$185	$2,045
Commercial and industrial	—	—	—	—	756	756
Total	$1,860	$—	$—	$—	$941	$2,801
The Company had $3.7 million in consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings were in process at both June 30, 2025, and December 31, 2024. At June 30, 2025 and December 31, 2024, the Company had no OREO (other real estate owned) properties.
NOTE 4 – ALLOWANCE FOR CREDIT LOSSES
Allowance for Credit Losses - Loans
The allowance for credit losses on loans is summarized in the following table:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Balance at beginning of period	$13,152	$13,749	$12,965	$14,154
Charge-offs	(2)	(20)	(24)	(33)
Recoveries	7	4	13	8
Net charge-offs	5	(16)	(11)	(25)
Provision for (recovery of) credit loss on loans	147	(706)	350	(1,102)
Balance at end of period	$13,304	$13,027	$13,304	$13,027

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the activity in the Company’s allowance for credit losses by class of loans based on the analysis performed for the three months ended June 30, 2025 and 2024:

	Balance at March 31, 2025	Charge-offs	Recoveries	Provision for (Release of) Credit Loss - Loans	Balance at June 30, 2025
	(In thousands)
Residential	$1,988	$—	$—	$84	$2,072
Multifamily	6,395	—	—	(134)	6,261
Commercial real estate	4,023	—	—	48	4,071
Construction	470	—	—	152	622
Junior liens	113	—	—	5	118
Commercial and industrial	163	—	—	(3)	160
Consumer and other (1)	—	(2)	7	(5)	—
Total	$13,152	$(2)	$7	$147	$13,304
(1)    Purchased consumer loans are cash-collateralized up to the first 3% of losses and do not have an allowance for credit losses as of June 30, 2025.
Consumer and other charge-offs relate to overdrafts in the three months ended June 30, 2025, which originated in the first or second quarter of 2025, as it is our policy to charge these off within 60 days of occurrence.

	Balance at March 31, 2024	Charge-offs	Recoveries	(Release of) Provision for Loan Loss	Balance at June 30, 2024
	(In thousands)
Residential	$1,919	$—	$—	$(94)	$1,825
Multifamily	7,003	—	—	(326)	6,677
Commercial real estate	3,231	—	—	465	3,696
Construction	884	—	—	(248)	636
Junior liens	77	—	—	7	84
Commercial and industrial	635	—	—	(527)	108
Consumer and other	—	(20)	4	17	1
Total	$13,749	$(20)	$4	$(706)	$13,027
Consumer and other charge-offs relate to overdrafts in the three months ended June 30, 2024, which originated in the first or second quarter of 2024, as it is our policy to charge these off within 60 days of occurrence.

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the activity in the Company’s allowance for credit losses by class of loans based on the analysis performed for the six months ended June 30, 2025 and 2024:

	Balance at December 31, 2024	Charge-offs	Recoveries	(Recovery of) Provision for Credit Loss - Loans	Balance at June 30, 2025
	(In thousands)
Residential	$1,989	$—	$—	$83	$2,072
Multifamily	6,609	—	—	(348)	6,261
Commercial real estate	3,641	—	—	430	4,071
Construction	460	—	—	162	622
Junior liens	109	—	—	9	118
Commercial and industrial	157	(2)	—	5	160
Consumer and other (1)	—	(22)	13	9	—
Total	$12,965	$(24)	$13	$350	$13,304
(1)    Purchased consumer loans are cash-collateralized up to the first 3% of losses and do not have an allowance for credit losses as of June 30, 2025.
The commercial and industrial charge-off relates to a loan originated in 2021. Consumer and other charge-offs relate to overdrafts in the six months ended June 30, 2025, which originated in the last quarter of 2024 or the first half of 2025, as it is our policy to charge these off within 60 days of occurrence.

	Balance at December 31, 2023	Charge-offs	Recoveries	(Recovery of) Provision for Loan Loss	Balance at June 30, 2024
	(In thousands)
Residential	$1,968	$—	$—	$(143)	$1,825
Multifamily	7,046	—	—	(369)	6,677
Commercial real estate	3,748	—	—	(52)	3,696
Construction	1,222	—	—	(586)	636
Junior liens	76	—	—	8	84
Commercial and industrial	94	—	—	14	108
Consumer and other	—	(33)	8	26	1
Unallocated	—	—	—	—	—
Total	$14,154	$(33)	$8	$(1,102)	$13,027
Consumer and other charge-offs relate to overdrafts in the six months ended June 30, 2024, which originated in the last quarter of 2023 or the first half of 2024, as it is our policy to charge these off within 60 days of occurrence.

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table represents the allocation of allowance for loan losses and the related recorded investment, including deferred fees and costs, in loans by loan portfolio segment, disaggregated based on the impairment methodology at June 30, 2025 and December 31, 2024:

	Loans			Allowance for Credit Losses on Loans
June 30, 2025	Individually Evaluated	Collectively Evaluated	Total	Individually Evaluated	Collectively Evaluated	Total
	(In thousands)
Residential	$4,629	$514,741	$519,370	$—	$2,072	$2,072
Multifamily	—	633,849	633,849	—	6,261	6,261
Commercial real estate	—	293,179	293,179	—	4,071	4,071
Construction	—	97,207	97,207	—	622	622
Junior liens	143	27,853	27,996	—	118	118
Commercial and industrial	496	17,233	17,729	—	160	160
Consumer and other (1)	—	83,706	83,706	—	—	—
Total	$5,268	$1,667,768	$1,673,036	$—	$13,304	$13,304
(1) Includes purchased consumer loans that are cash-collateralized up to the first 3% of losses and do not have an allowance for credit losses as of June 30, 2025.

	Loans			Allowance for Credit Losses on Loans
December 31, 2024	Individually Evaluated	Collectively Evaluated	Total	Individually Evaluated	Collectively Evaluated	Total
	(In thousands)
Residential	$3,960	$514,283	$518,243	$—	$1,989	$1,989
Multifamily	—	671,116	671,116	—	6,609	6,609
Commercial real estate	—	259,633	259,633	—	3,641	3,641
Construction	—	85,546	85,546	—	460	460
Junior liens	—	25,422	25,422	—	109	109
Commercial and industrial	563	15,748	16,311	—	157	157
Consumer and other (1)	—	7,211	7,211	—	—	—
Total	$4,523	$1,578,959	$1,583,482	$—	$12,965	$12,965
(1) Includes purchased consumer loans that are cash-collateralized up to the first 3% of losses and do not have an allowance for credit losses as of December 31, 2024.
Allowance for Credit Losses - Securities
At June 30, 2025 and December 31, 2024, the balance of the allowance of credit losses on securities was $90 thousand and $98 thousand, respectively. The Company recorded a decrease in provision for credit losses on held-to-maturity securities of $7 thousand for both the second quarter of 2025 and 2024. The decrease in provision for credit losses on held-to-maturity securities was $8 thousand and $25 thousand for the six months ended June 30, 2025 and 2024, respectively. Accrued interest receivable on securities is reported as a component of accrued interest receivable on the consolidated balance sheets and totaled $1.2 million and $1.4 million at June 30, 2025 and December 31, 2024, respectively. The Company made the election to exclude accrued interest receivable from the estimate of credit losses on securities.

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
At June 30, 2025 and December 31, 2024, the balance of the allowance for credit losses for off-balance-sheet exposures was $479 thousand and $157 thousand, respectively. The Company recorded a provision for credit loss on off-balance-sheet exposures of $323 thousand for the three months ended June 30, 2025 and a release of provision for credit loss on off-balance-sheet exposures of $49 thousand for the three months ended June 30, 2024. For the six months ended June 30, 2025, the Company recorded a provision for credit loss on off-balance-sheet exposures of $322 thousand compared to a release of provision for credit loss on off-balance-sheet exposures of $170 thousand for the six months ended June 30, 2024.
NOTE 5 – LEASES
The Company leases certain office space, land and equipment under operating leases. These leases have original terms ranging from one year to 40 years. Operating lease liabilities and right-of-use assets are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term.
The Company had the following related to operating leases:

	June 30, 2025	December 31, 2024
	(Dollars in thousands)
Right-of-use assets	$22,101	$23,470
Lease liabilities	23,820	25,168
Weighted average remaining lease term for operating leases	9.0 years	9.4 years
Weighted average discount rate used in the measurement of lease liabilities	2.53%	2.54%
The following table is a summary of the Company’s components of net lease cost for the three and six months ended June 30, 2025 and 2024. The variable lease cost primarily represents variable payments such as common area maintenance and utilities.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Operating lease cost	$890	$879	$1,778	$1,753
Variable lease cost	77	91	159	158
Total lease cost included as a component of occupancy and equipment	$967	$970	$1,937	$1,911
The following table presents supplemental cash flow information related to operating leases:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$960	$951	$1,915	$1,869

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Future undiscounted lease payments for operating leases with initial terms of one year or more as of June 30, 2025 are as follows:

Through June 30,	(In thousands)
2026	$3,304
2027	3,230
2028	3,077
2029	2,777
2030	2,638
Thereafter	11,550
Total undiscounted lease payments	26,576
Less: imputed interest	2,756
Total	$23,820
NOTE 6 – DEPOSITS
Deposits at June 30, 2025 and December 31, 2024 are summarized as follows:

	June 30, 2025	December 31, 2024
	(In thousands)
Non-interest bearing deposits	$25,161	$26,001
NOW and demand accounts	431,485	369,554
Savings	228,897	240,426
Time deposits	730,778	707,339
Total	$1,416,321	$1,343,320
Money market accounts are included within the NOW and demand accounts and savings captions. Included in time deposits are brokered deposits totaling $225.0 million at June 30, 2025 and $155.0 million at December 31, 2024.

Time deposits mature as follows for the years ending December 31:

(In thousands)
Remainder of 2025	$602,695
2026	119,778
2027	3,701
2028	2,451
2029	1,054
2030	1,099
$730,778

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
At June 30, 2025, the principal balance on the ESOP loan was $19.9 million. There were no contributions to the ESOP during the three and six months ended June 30, 2025, as loan payments are made annually during the fourth quarter of each year. ESOP shares are committed to be released from unallocated and compensation expense is recognized over the service period.
At June 30, 2025 and December 31, 2024, there were 1,916,712 unallocated shares and 365,088 shares allocated to participants. The fair value of unallocated shares at June 30, 2025 and December 31, 2024 was $18.3 million and $18.8 million, respectively, computed using the closing trading price of the Company’s common stock on each date.
For the three months ended June 30, 2025 and 2024, ESOP compensation expense for the shares committed to be released from unallocated was $226 thousand and $203 thousand, respectively. ESOP compensation expense for the shares committed to be released from unallocated for the six months ended June 30, 2025 and 2024 was $444 thousand and $417 thousand, respectively. Shares committed to be released from unallocated was 22,818 and 45,636 for both the three and six months ended June 30, 2025 and 2024, respectively.
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
During the three and six months ended June 30, 2025, the Company granted to certain employees, under the 2022 Equity Plan, 28,500 restricted stock awards with a total grant-date fair value of $270 thousand. These grants vest ratably over a three-year period.
There were no performance shares granted during the first and second quarters of 2025.
For the second quarter 2024, there were no restricted stock awards or performance-based restricted stock awards granted. During the six months ended June 30, 2024, the Company granted to directors and employees, under the 2022 Equity Plan, 184,625 restricted stock awards with a total grant-date fair value of $1.8 million. Of these grants, 2,900 vest one year from the date of grant, 19,255 and 162,470 vest in equal installments over five and six years, respectively, beginning one year from the date of grant.

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
The following is a summary the Company’s restricted stock shares activity and related information for the six months ended June 30, 2025:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Outstanding - December 31, 2024	786,764	$10.78
Granted	28,500	9.48
Forfeited	(59,784)	10.39
Vested	(69,400)	10.97
Outstanding - June 30, 2025	686,080	$10.74
Expected future expense relating to the non-vested restricted shares outstanding as of June 30, 2025 is $6.1 million over a weighted average period of 3.9 years.
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
No stock options were granted during the six months ended June 30, 2025. There were 48,133 stock options granted during the six months ended June 30, 2024. The fair value of stock options granted during the first half of 2024 were estimated utilizing the Black-Scholes option pricing model: an expected life of 6.50 years, risk-free rate of 3.94%, volatility of 32.26% and a dividend yield of 0.84%. Due to the limited historical information of the Company’s stock, management considered the weighted historical volatility of the Company and similar entities for an appropriate period in determining the volatility rate used in the estimation of fair value. The expected life of the stock option was estimated using the simplified method. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company recognizes compensation expense for the fair values of these awards, which have straight-line vesting, on a straight-line basis over the requisite service period of the awards. Upon exercise of vested options, management expects to draw on treasury stock as the source for shares.
The following is a summary of the Company’s stock option activity and related information for the six months ended June 30, 2025:

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Outstanding - December 31, 2024	2,291,686	$4.09	$11.57	8.8
Forfeited	(103,572)	4.25	11.69
Expired	(11,999)	4.25	11.69
Outstanding - June 30, 2025	2,176,115	$4.08	$11.56	8.8
Exercisable - June 30, 2025	713,210
Expected future expense relating to the non-vested options outstanding as of June 30, 2025 is $4.9 million over a weighted average period of 3.75 years.

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the share-based compensation expense for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Stock option expense	$325	$335	$691	$714
Restricted stock expense	393	421	838	823
Total share-based compensation expense	$718	$756	$1,529	$1,537
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
The Company had interest rate swaps with notional amounts totaling $426.0 million and $349.0 million at June 30, 2025, and December 31, 2024, respectively. As of June 30, 2025 and December 31, 2024, they were designated as cash flow hedges of certain Federal Home Loan Bank (“FHLB”) advances and brokered deposits. They were determined to be highly effective during all periods presented. The Company expects the hedges to remain highly effective during the remaining terms of the swaps.
Summary information about the interest rate swaps designated as cash flow hedges as of period-end is as follows:

	June 30, 2025	December 31, 2024
	(Dollars in thousands)
Notional amounts	$426,000	$349,000
Weighted average pay rates	3.27%	3.12%
Weighted average receive rates	4.39%	4.62%
Weighted average maturity	2.1 years	2.4 years

Gross unrealized gain included in other assets	$4,929	$8,817
Gross unrealized loss included in other liabilities	1,917	453
Unrealized gains, net	$3,012	$8,364
The Company held $2.8 million and $9.0 million at June 30, 2025 and December 31, 2024, respectively, of cash collateral pledged from the counterparty for these interest-rate swaps and had no securities or cash pledged to the counterparty.
Interest income or expense recorded on these swap transactions is reported as a component of interest expense on FHLB advances or brokered deposits. Interest income during the three months ended June 30, 2025 and 2024 totaled $1.2 million and $1.6 million, respectively. Interest income during the six months ended June 30, 2025 and 2024 totaled $2.3 million and $3.3 million, respectively. At June 30, 2025, the Company expected $2.1 million of the unrealized gain to be reclassified as a reduction to interest expense during the remainder of 2025.

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Cash Flow Hedge
The effect of cash flow hedge accounting on accumulated other comprehensive income for the three and six months ended June 30, 2025 and 2024 is as follows:

	Amount of (Loss) Gain Recognized in OCI (Net of Tax) on Derivative (1)	Location of Gain (Loss) Reclassified from OCI into Income/(Expense)	Amount of Gain Reclassified from OCI to Expense
	(In thousands)
Three months ended June 30, 2025
Interest rate contracts	$(2,145)	Interest Expense	$1,201

Three months ended June 30, 2024
Interest rate contracts	$(72)	Interest Expense	$1,613

Six Months Ended June 30, 2025
Interest rate contracts	$(5,351)	Interest Expense	$2,342

Six Months Ended June 30, 2024
Interest rate contracts	$2,741	Interest Expense	$3,262
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
The following table presents the components of other comprehensive income (loss) both gross and net of tax, inclusive of a deferred tax valuation allowance, for the periods indicated:

	Three Months Ended June 30,
	2025			2024
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
	(In thousands)
Unrealized gain on securities available-for-sale:
Unrealized gain arising during the period	$1,667	$—	$1,667	$361	$—	$361
Unrealized (loss) gain on cash flow hedge:
Unrealized loss arising during the period	(3,346)	—	(3,346)	(1,685)	—	(1,685)
Reclassification adjustment for gain included in net loss	1,201	—	1,201	1,613	—	1,613
Total loss	(2,145)	—	(2,145)	(72)	—	(72)
Post-retirement plans:
Reclassification adjustment for amortization of:
Net actuarial gain	5	—	5	3	—	3
Total other comprehensive (loss) income	$(473)	$—	$(473)	$292	$—	$292

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30,
	2025			2024
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
	(In thousands)
Unrealized gain (loss) on securities available-for-sale:
Unrealized gain (loss) arising during the period	$5,750	$—	$5,750	$(748)	$—	$(748)
Unrealized (loss) gain on cash flow hedge:
Unrealized loss arising during the period	(7,693)	—	(7,693)	(521)	—	(521)
Reclassification adjustment for gain included in net loss	2,342	—	2,342	3,262	—	3,262
Total (loss) gain	(5,351)	—	(5,351)	2,741	—	2,741
Post-retirement plans:
Reclassification adjustment for amortization of:
Net actuarial gain	10	—	10	4	—	4
Total	10	—	10	4	—	4
Total other comprehensive income	$409	$—	$409	$1,997	$—	$1,997
The following is a summary of the changes in accumulated other comprehensive income by component, net of tax, inclusive of a deferred tax valuation allowance, for the periods indicated:

	Unrealized Gains on Cash Flow Hedges	Unrealized Losses on Available-for-Sale Securities	Post-Retirement Plans	Total
	(In thousands)
Balance at March 31, 2025	$5,157	$(23,343)	$114	$(18,072)
Other comprehensive (loss) income before reclassification	(3,346)	1,667	—	(1,679)
Amounts reclassified from accumulated other comprehensive income	1,201	—	5	1,206
Net current period other comprehensive (loss) gain	(2,145)	1,667	5	(473)
Balance at June 30, 2025	$3,012	$(21,676)	$119	$(18,545)

	Unrealized Gains on Cash Flow Hedges	Unrealized Losses on Available-for-Sale Securities	Post-Retirement Plans	Total
	(In thousands)
Balance at March 31, 2024	$10,395	$(31,808)	$238	$(21,175)
Other comprehensive (loss) income before reclassification	(1,685)	361	—	(1,324)
Amounts reclassified from accumulated other comprehensive income	1,613	—	3	1,616
Net current period other comprehensive (loss) gain	(72)	361	3	292
Balance at June 30, 2024	$10,323	$(31,447)	$241	$(20,883)

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Unrealized Gains and (Losses) on Cash Flow Hedges	Unrealized Gains and (Losses) on Available-for-Sale Securities	Post-Retirement Plans	Total
	(In thousands)
Balance at December 31, 2024	$8,363	$(27,426)	$109	$(18,954)
Other comprehensive (loss) income before reclassification	(7,693)	5,750	—	(1,943)
Amounts reclassified from accumulated other comprehensive income	2,342	—	10	2,352
Net current period other comprehensive (loss) gain	(5,351)	5,750	10	409
Balance at June 30, 2025	$3,012	$(21,676)	$119	$(18,545)

	Unrealized Gains and (Losses) on Cash Flow Hedges	Unrealized Gains and (Losses) on Available-for-Sale Securities	Post-Retirement Plans	Total
	(In thousands)
Balance at December 31, 2023	$7,582	$(30,699)	$237	$(22,880)
Other comprehensive loss before reclassification	(521)	(748)	—	(1,269)
Amounts reclassified from accumulated other comprehensive loss	3,262	—	4	3,266
Net current period other comprehensive gain (loss)	2,741	(748)	4	1,997
Balance at June 30, 2024	$10,323	$(31,447)	$241	$(20,883)
The following table presents information about amounts reclassified from accumulated other comprehensive income (loss) to the consolidated statements of income for the periods indicated:

Details about Accumulated Other Comprehensive Income Components	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Statement Where Net Income is Presented
	2025	2024	2025	2024
	(In thousands)
Losses on cash flow hedges:
Interest rate contracts	$(1,201)	$(1,613)	$(2,342)	$(3,262)	Interest expense
Amortization of post-retirement plan items:
Net actuarial loss	(5)	(3)	(10)	(4)	Compensation and employee benefits
Total tax effect (1)	—	—	—	—	Income tax expense
Total reclassification for the period, net of tax	$(1,206)	$(1,616)	$(2,352)	$(3,266)
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
The Company used the following methods and significant assumptions to estimate fair value:
Securities: For securities available-for-sale and equity securities, fair value was estimated using a market approach. The majority of the Company’s securities are fixed income instruments that are not quoted on an exchange, but are traded in active markets. Prices for these instruments are obtained through third-party data service providers or dealer market participants with which the Company has historically transacted both purchases and sales of securities. Prices obtained from these sources include market quotations and matrix pricing. Matrix pricing, a Level 2 input as defined by ASC 820, is a mathematical technique used principally to value certain securities to benchmark or comparable securities. The Company also holds debt instruments issued by the U.S. government and U.S. government sponsored agencies that are traded in active markets with readily observable quoted market prices that are considered Level 1 inputs.
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

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the fair value of assets and liabilities as of June 30, 2025:

		Fair Value Measurements at June 30, 2025, Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Measured on a recurring basis:
Financial assets
Securities available-for-sale:
U.S. Treasury notes	$45,313	$45,313	$—	$—
Corporate bonds	65,452	—	65,452	—
U.S. Government agency obligations	699	699	—	—
Obligations issued by U.S. states and their political subdivisions	6,031	—	6,031	—
Mortgage-backed securities:
Residential	144,174	—	144,174	—
Multifamily	18,628	—	18,628	—
Asset-backed securities	3,942	—	3,942	—
Total securities available-for-sale	284,239	46,012	238,227	—
Derivatives (included in other assets)	4,929	—	4,929	—
Total financial assets measured on a recurring basis	$289,168	$46,012	$243,156	$—
Financial liabilities
Derivatives (included in other liabilities)	$1,917	$—	$1,917	$—

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the fair value of assets and liabilities as of December 31, 2024:

		Fair Value Measurements at December 31, 2024, Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Measured on a recurring basis:
Financial assets
Securities available-for-sale:
U.S. Treasury notes	$40,139	$40,139	$—	$—
Corporate bonds	73,154	—	73,154	—
U.S. Government agency obligations	812	812	—	—
Obligations issued by U.S. states and their political subdivisions	6,024	—	6,024	—
Mortgage-backed securities:
Residential	149,041	—	149,041	—
Multifamily	18,743	—	18,743	—
Asset-backed securities	9,115	—	9,115	—
Total securities available-for-sale	297,028	40,951	256,077	—
Derivatives (included in other assets)	8,817	—	8,817	—
Total financial assets measured on a recurring basis	$305,845	$40,951	$264,894	$—
Financial liabilities
Derivatives (included in other liabilities)	$453	$—	$453	$—
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

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the book value, fair value, and placement in the fair value hierarchy of financial instruments not recorded at fair values in their entirety on a recurring basis on the Company’s consolidated balance sheets at June 30, 2025 and December 31, 2024. The fair value measurements presented are consistent with Topic 820, Fair Value Measurement, in which fair value represents exit price.
These tables exclude financial instruments for which the carrying amount approximates fair value. Financial instruments for which the carrying amount approximates fair value include cash and cash equivalents, other investments, non-maturity deposits, overnight borrowings and accrued interest, which are excluded from the table below.
The carrying amounts and fair value of financial instruments not carried at fair value, at June 30, 2025 and December 31, 2024, are as follows:

		Fair Value Measurements at June 30, 2025, Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Book Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Measured on a non-recurring basis:
Financial assets
Securities held-to-maturity:
Corporate bonds	$18,600	$—	$16,721	$—
Asset-backed securities	10,552	—	9,888	—
Securities held-to-maturity	29,152	—	26,609	—
Loans, net	1,659,732	—	—	1,584,772
Financial liabilities
Time deposits	730,778	—	728,847	—
FHLB advances	343,000	—	343,286	—
		Fair Value Measurements at December 31, 2024, Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Book Value	(Level 1)	(Level 2)	(Level 3)
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
The following table presents the Company’s sources of revenue from contracts with customers for the three and six months ended June 30, 2025 and 2024, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Service charges on deposits	$75	$74	$126	$125
Interchange income	141	139	265	267
Total revenue from contracts with customers	$216	$213	$391	$392
Service Charges on Deposit Accounts: The Company earns fees from its deposit customers for transaction-based account maintenance. Transaction based fees, which include services such as stop payment charges, statement rendering and wire transfer fees, are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer’s request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation.
Interchange Income: The Company earns interchange fees from ATM and debit cardholder transactions conducted through a payment network. Interchange fees from debit cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. In addition, the Company earns interchange fees from credit cardholder transactions through its partnership with a third party.
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

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Income in thousands, except share data)
Net loss applicable to common shares	$(1,957)	$(2,344)	$(4,649)	$(5,183)
Shares
Average number of common shares outstanding	21,726,195	23,708,759	22,016,454	23,899,977
Less: Average unallocated ESOP shares	1,882,485	1,973,757	1,893,831	1,985,166
Average number of common shares outstanding used to calculate basic earnings per common share	19,843,710	21,735,002	20,122,623	21,914,811
Common stock equivalents	—	—	—	—
Average number of common shares outstanding used to calculate diluted earnings per common share	19,843,710	21,735,002	20,122,623	21,914,811
Loss per common share
Basic	$(0.10)	$(0.11)	$(0.23)	$(0.24)
Diluted	$(0.10)	$(0.11)	$(0.23)	$(0.24)
Excluded from the earnings per share calculation are anti-dilutive equity awards for the three and six months ended June 30, 2025, totaling 1,104,665 and 1,096,538, respectively. For the three and six months ended June 30, 2024, 1,503,057 and 1,462,628, respectively, were excluded from the earnings per share calculation. Due to the Company’s net loss for the three and six months ended June 30, 2025 and 2024, the assumed vesting of outstanding restricted stock awards had an antidilutive effect on diluted earnings per share.
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

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table represents segment information for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Interest income:
Loans	$19,763	$17,570	$38,655	$34,762
Taxable investment income	3,639	3,686	7,424	7,300
Non-taxable investment income	36	36	72	72
Total interest income	23,438	21,292	46,151	42,134
Interest expense:
Deposits	8,968	9,132	17,994	17,545
Borrowed funds	2,830	2,587	5,773	5,599
Total interest expense	11,798	11,719	23,767	23,144
Net interest income	11,640	9,573	22,384	18,990
Provision for (release of) credit losses	463	(762)	664	(1,297)
Net interest income after release of credit losses	11,177	10,335	21,720	20,287
Non-interest income:
Fees and service charges	289	296	532	625
Other income	116	240	267	362
Total non-interest income	405	536	799	987
Non-interest expense:
Compensation and benefits	7,820	7,635	15,658	15,184
Occupancy and equipment	2,209	2,262	4,512	4,454
Data processing	1,468	1,335	2,955	2,722
Other expense	2,042	1,983	4,043	4,097
Total non-interest expense	13,539	13,215	27,168	26,457
Loss before income tax expense	(1,957)	(2,344)	(4,649)	(5,183)
Income tax expense	—	—	—	—
Net loss	$(1,957)	$(2,344)	$(4,649)	$(5,183)
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section is intended to assist in the understanding of the financial performance of the Company and its subsidiary through a discussion of our financial condition as of June 30, 2025, and our results of operations for the three and six month periods ended June 30, 2025 and 2024. This section should be read in conjunction with the unaudited interim condensed consolidated financial statements and notes thereto of the Company appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements: changes in the interest rate environment that may reduce our margins and yields, the fair value of financial instruments or our level of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make; adverse changes in the securities or secondary mortgage markets; changes in monetary or fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; general economic conditions, either nationally or in our market areas, that are worse than expected, including potential recessionary conditions, the imposition of tariffs or other domestic or international governmental policies and retaliatory responses; changes in the amount and trend of loan delinquencies and write-offs and changes in estimates and the methodology for calculating the allowance for credit losses; our ability to access cost-effective funding; fluctuations in real estate values and both residential and commercial real estate market conditions; demand for loans and deposits in our market area; our ability to implement and change our business strategies; competition among depository and other financial institutions; changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, capital requirements and insurance premiums; changes in the quality or composition of our loan or investment portfolios; technological changes that may be more difficult or expensive than expected; a failure or breach of our operational or security systems or infrastructure, including cyber-attacks; the inability of third-party providers to perform as expected; our ability to manage market risk, credit risk and operational risk in the current economic environment; our ability to enter new markets successfully and capitalize on growth opportunities; our ability to successfully integrate into our operations any assets, liabilities, customers, systems and management personnel we may acquire and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related there to; changes in consumer spending, borrowing and savings habits; changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the SEC or the Public Company Accounting Oversight Board; our ability to retain key employees; the current or anticipated impact of military conflict, terrorism or other geopolitical events; the ability of the U.S. Government to manage federal debt limits; and changes in the financial condition, results of operations or future prospects of issuers of securities that we own.
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
Comparison of Operating Results for the Three Months Ended June 30, 2025 and 2024
General. The Company recorded a net loss of $2.0 million for the three months ended June 30, 2025, compared to a net loss of $2.3 million for the three months ended June 30, 2024.
Interest Income. Interest income for the three months ended June 30, 2025 was $23.4 million, an increase of $2.1 million, or 10.1%, from $21.3 million for the three months ended June 30, 2024, largely driven by the increase in the average balance of interest-earning assets and the increase in rates earned on interest-earning assets. The yield on average interest-earning assets increased 21 basis points to 4.58% for the three months ended June 30, 2025 from 4.37% for the three months ended June 30, 2024.
Interest Expense. Interest expense was $11.8 million and $11.7 million for the three months ended June 30, 2025 and 2024, respectively, an increase of $79 thousand driven by a $111.6 million increase average balance of interest-bearing liabilities. This was primarily offset by an 18 basis point decrease in the cost of interest-bearing liabilities to 2.76% for the three months ended June 30, 2025 from 2.94% for the three months ended June 30, 2024.
Net Interest Income. Net interest income increased $2.1 million to $11.6 million for the second quarter of 2025 from $9.6 million for the second quarter of 2024. Net interest rate spread increased 39 basis points to 1.82% and net interest margin increased 32 basis points to 2.28%.
Provision for Credit Losses. The Company recorded a $463 thousand provision for credit losses for the second quarter of 2025, compared to a $762 thousand release of provision for credit losses for the same period of 2024. The provision included an increase in the allowance for credit losses (“ACL”) on loans and off-balance-sheet commitments of $147 thousand and $323 thousand, respectively and a release of provision of $7 thousand on HTM securities. The provision was primarily driven by the increase in unfunded loan commitments and the shift in the composition of the loan portfolio. As of June 30, 2025, the ACL on loans as a percentage of total loans was 0.80%.
Non-interest Income. Non-interest income totaled $405 thousand and $536 thousand for the second quarters of 2025 and 2024, respectively, a decrease of $131 thousand when comparing the two periods. The second quarter of 2024 included the gain of $123 thousand on the sale of REO property that did not occur in the 2025 quarter.
Non-interest Expense. Non-interest expense was $13.5 million for the second quarter of 2025, an increase of $324 thousand driven by increases of $185 thousand and $133 thousand in compensation and benefits expenses and data processing, respectively. Compensation and benefits expense increased primarily due to increases in variable compensation accruals and data processing reflects increased costs. In addition, advertising expense increased $88 thousand from the second quarter of 2024 to the 2025 period due to increased marketing efforts.
Income Tax Expense. The Company did not record a tax benefit for the loss incurred during the current or previous year quarter due to the full valuation allowance required on its deferred tax assets. The Company’s current tax position reflects the previously established full valuation allowance on its deferred tax assets. At June 30, 2025, the valuation allowance on deferred tax assets was $25.6 million.
On July 4, 2025, subsequent to the end of the Company’s second quarter, the “One Big Beautiful Bill” (“OBBB”) was enacted into law. The legislation includes a number of significant tax-related provisions, including changes affecting corporate tax incentives, international tax provisions, and various business credits and deductions. Pursuant to ASC 740, Income Taxes, the Company will recognize the effects of the OBBB in the third quarter of 2025, the period in which the legislation was enacted. The Company is currently evaluating the potential impact of the OBBB on its financial statements and, based on its preliminary assessment, does not currently expect the legislation to have a material impact.

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

	Three Months Ended June 30,
	2025			2024
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
Assets:
Loans (1)	$1,647,763	$19,763	4.80%	$1,550,736	$17,570	4.56%
Mortgage-backed securities	184,572	1,274	2.76%	167,219	960	2.31%
Other investment securities	153,985	1,638	4.26%	175,394	1,688	3.87%
FHLB stock	17,490	349	7.98%	17,223	447	10.44%
Cash and cash equivalents	41,998	414	3.95%	51,290	627	4.92%
Total interest-earning assets	2,045,808	23,438	4.58%	1,961,862	21,292	4.37%
Non-interest earning assets	61,060			56,826
Total assets	$2,106,868			$2,018,688
Liabilities and shareholders' equity:
NOW, savings, and money market deposits	$642,063	$2,244	1.40%	$611,931	$1,955	1.28%
Time deposits	731,003	6,724	3.69%	655,755	7,177	4.40%
Interest-bearing deposits	1,373,066	8,968	2.62%	1,267,686	9,132	2.90%
FHLB advances	342,945	2,830	3.30%	336,742	2,587	3.09%
Total interest-bearing liabilities	1,716,011	11,798	2.76%	1,604,428	11,719	2.94%
Non-interest bearing deposits	24,885			25,076
Non-interest bearing other	41,824			41,061
Total liabilities	1,782,720			1,670,565
Total shareholders' equity	324,148			348,123
Total liabilities and shareholders' equity	$2,106,868			$2,018,688
Net interest income		$11,640			$9,573
Net interest rate spread (2)			1.82%			1.43%
Net interest margin (3)			2.28%			1.96%
(1) Average loan balances are net of deferred loan fees and costs, premiums and discounts and include non-accrual loans.
(2) Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(3) Net interest margin represents net interest income divided by average interest-earning assets.

Comparison of Operating Results for the Six Months Ended June 30, 2025 and 2024
General. The Company recorded a net loss of $4.6 million and $5.2 million for the six months ended June 30, 2025 and 2024, respectively.
Interest Income. Interest income totaled $46.2 million and $42.1 million for the six months ended June 30, 2025 and 2024, respectively. This represents an increase of $4.0 million, or 9.5%, driven primarily by increases in average loan balances and rates earned on most categories of interest-earning assets. Average interest-earning assets increased $64.2 million from the prior year period to $2.03 billion for the six months ended June 30, 2025. The yield on average interest-earning assets increased 25 basis points to 4.55% for the six months ended June 30, 2025, from 4.30% for the same period in 2024.
Interest Expense. For the six months ended June 30, 2025 and 2024, interest expense totaled $23.8 million and $23.1 million, respectively, an increase of $623 thousand, or 2.7%, due primarily to increases in the average balance of interest-bearing liabilities. Average interest-bearing liabilities increased $91.0 million when compared to the 2024 period. This was partially offset by the seven basis point decrease in the cost of average interest-bearing liabilities to 2.82% for the six months ended June 30, 2025 from 2.89% for the same period in 2024.
Net Interest Income. Net interest income increased $3.4 million to $22.4 million for the six months ended June 30, 2025 from $19.0 million for the year-to-date period in 2024. Net interest rate spread was 1.72% for the six months ended June 30, 2025 compared to 1.41%, an increase of 31 basis points. For the six months ended June 30, 2025 and 2024, the net interest margin was 2.22% and 1.94%, respectively, an increase of 28 basis points.
Provision for Credit Losses. The Company recorded a provision for credit losses totaling $664 thousand for the six months ended June 30, 2025 and a release of provision for credit losses totaling $1.3 million for the same period in 2024. For the six months ended June 30, 2025, the provision on loans and off-balance-sheet exposures totaled $350 thousand and $322 thousand, respectively, while an $8 thousand release of provision was recorded on securities. The increase in the provision for credit losses on loans was primarily driven by an increase in loan balances and the increase in the provision on off-balance-sheet exposures for the 2025 period was due to an increase in commitments as well as unused lines.
Non-interest Income. For the six months ended June 30, 2025 and 2024, non-interest income was $799 thousand and $987 thousand, respectively. The decrease of $188 thousand was due, in part, to a gain on sale of REO property of $123 thousand recorded in the second quarter of 2024 that did not occur in the 2025 period.
Non-interest Expense. Non-interest expense totaled $27.2 million and $26.5 million for the six months ended June 30, 2025 and 2024, respectively, an increase of $711 thousand. The increase was primarily driven by increases of $474 thousand in compensation and benefits expense due to the reset of variable compensation accruals and $233 thousand in data processing expense.
Income Tax Expense. The Company did not record a tax benefit for the loss incurred during the first six months of the current or previous year due to the full valuation allowance required on its deferred tax assets. The Company’s current tax position reflects the previously established full valuation allowance on its deferred tax assets. At June 30, 2025, the valuation allowance on deferred tax assets was $25.6 million.

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

	Six Months Ended June 30,
	2025			2024
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
Assets:
Loans (1)	$1,624,641	$38,655	4.76%	$1,553,135	$34,762	4.49%
Mortgage-backed securities	187,182	2,597	2.78%	163,784	1,836	2.25%
Other investment securities	158,761	3,327	4.19%	179,555	3,340	3.73%
FHLB stock	17,584	748	8.50%	18,673	939	10.08%
Cash and cash equivalents	42,593	824	3.87%	51,426	1,257	4.90%
Total interest-earning assets	2,030,761	46,151	4.55%	1,966,573	42,134	4.30%
Non-interest earning assets	61,288			58,108
Total assets	$2,092,049			$2,024,681
Liabilities and shareholders' equity:
NOW, savings, and money market deposits	$630,711	$4,275	1.37%	$614,049	$3,891	1.27%
Time deposits	721,950	13,719	3.83%	637,488	13,654	4.30%
Interest-bearing deposits	1,352,661	17,994	2.68%	1,251,537	17,545	2.81%
FHLB advances	345,158	5,773	3.35%	355,308	5,599	3.16%
Total interest-bearing liabilities	1,697,819	23,767	2.82%	1,606,845	23,144	2.89%
Non-interest bearing deposits	25,147			25,786
Non-interest bearing other	41,254			41,314
Total liabilities	1,764,220			1,673,945
Total shareholders' equity	327,829			350,736
Total liabilities and shareholders' equity	$2,092,049			$2,024,681
Net interest income		$22,384			$18,990
Net interest rate spread (2)			1.72%			1.41%
Net interest margin (3)			2.22%			1.94%
(1) Average loan balances are net of deferred loan fees and costs, premiums and discounts and include non-accrual loans.
(2) Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(3) Net interest margin represents net interest income divided by average interest-earning assets.

Comparison of Financial Condition at June 30, 2025 and December 31, 2024
Total Assets. Total assets were $2.13 billion and $2.06 billion at June 30, 2025 and December 31, 2024, respectively.
Cash and cash equivalents. Cash and cash equivalents decreased $625 thousand, or 1.5%, to $41.9 million at June 30, 2025 from $42.5 million at December 31, 2024.
Securities available-for-sale. Securities available-for-sale decreased $12.8 million, or 4.3%, to $284.2 million at June 30, 2025 from $297.0 million at December 31, 2024, due to maturities, calls and pay downs partially offset by purchases and a $5.8 million improvement in the unrealized loss position.
Securities held-to-maturity. Held-to-maturity securities decreased $4.0 million or 12.1% to $29.1 million at June 30, 2025 from $33.1 million at December 31, 2024, due to calls in the portfolio.
Gross Loans. Gross loans held for investment increased by $89.6 million to $1.67 billion at June 30, 2025, from $1.56 billion at December 31, 2024. Consumer, commercial real estate and construction loans increased $76.5 million, $33.5 million, and $11.7 million, respectively. Partially offsetting these increases was a decrease in multifamily loans of $37.3 million. During the first half of 2025, the Company purchased residential loans totaling $25.5 million. In addition, the Bank purchased consumer loans totaling $80.4 million from BHG. These loans have a reserve deposit account with the Company equal to 3% of the loan balance.
The following table presents loans at June 30, 2025 and December 31, 2024 allocated by loan category:

	June 30, 2025	December 31, 2024
	(In thousands)
Residential	$519,370	$518,243
Multifamily	633,849	671,116
Commercial real estate	293,179	259,633
Construction	97,207	85,546
Junior liens	27,996	25,422
Commercial and industrial	17,729	16,311
Consumer and other	83,706	7,211
Total loans	1,673,036	1,583,482
Less: Allowance for credit losses	13,304	12,965
Loans receivable, net	$1,659,732	$1,570,517
Total Deposits. Total deposits were $1.42 billion at June 30, 2025, an increase of $73.0 million, or 5.4%, from December 31, 2024. This was largely the result of increases of $61.9 million and $23.4 million in NOW and demand accounts and certificate of deposits, respectively. Core deposits (defined as non-interest bearing checking, NOW and demand accounts and savings accounts) increased by $49.6 million since December 31, 2024 and represented 48.4% of total deposits at June 30, 2025, compared to 47.3% at December 31, 2024. Brokered deposits totaled $225.0 million and $155.0 million at June 30, 2025 and December 31, 2024, respectively. The increase in brokered deposits replaced the reduction in retail time deposits and funded loan originations. At June 30, 2025, total uninsured and uncollateralized deposits to third-party customers totaled $168.6 million.

The following table presents the totals of deposit accounts by account type, at the dates shown below:

	June 30, 2025	December 31, 2024
	(In thousands)
Non-interest bearing deposits	$25,161	$26,001
NOW and demand accounts (1)	431,485	369,554
Savings (1)	228,897	240,426
Core deposits	685,543	635,981
Time deposits	730,778	707,339
Total deposits	$1,416,321	$1,343,320
(1) Money market accounts are included within the NOW and demand accounts and savings captions.
Borrowings. The Company had $343.0 million and $339.5 million of borrowings at June 30, 2025 and December 31, 2024, respectively, an increase of $3.5 million, or 1.0%. Borrowings consist solely of Federal Home Loan Bank of New York advances.
Total Shareholders’ Equity. Total shareholders’ equity decreased by $10.9 million, or 3.3%, to $321.3 million at June 30, 2025 compared to $332.2 million at December 31, 2024. The decrease was primarily driven by the repurchase of shares, including shares netted for income tax withholding on vested equity awards, at a cost of $8.5 million. Additionally, the year-to-date loss, partially offset by favorable changes in accumulated other comprehensive income and unallocated ESOP, contributed to the decrease in shareholders’ equity.
Derivatives. To help manage our interest rate position, the Company had $426.0 million in interest rate hedges at June 30, 2025, with a weighted average duration of 2.1 years. This represents an increase of $77.0 million from December 31, 2024, when interest rate hedges totaled $349.0 million with a weighted average duration of 2.4 years. See Note 8, Derivatives and Hedging Activities, of Notes to Consolidated Financial Statements in “Item 1- Financial Statements.”
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

The Company has entered into derivative financial instruments to reduce risk associated with interest rate volatility by matching asset maturities and liability maturities. These derivatives had an aggregate notional amount of $426 million as of June 30, 2025.
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
The following table sets forth, at June 30, 2025, the calculation of the estimated changes to the Bank’s net interest income, at the Bank level, that would result from the specified immediate changes in the United States Treasury yield curve. For purposes of this table, 100 basis points equals 1%.

	Net Interest Income
Change in Interest Rates (basis points)	Amount	Change	Percent
	(Dollars in thousands)
+200	$53,556	$1,309	2.5%
+100	52,956	709	1.4
0	52,247	—	—
-100	53,154	907	1.7
-200	54,071	1,824	3.5
The following table sets forth, at June 30, 2025, the calculation of the estimated changes in our net portfolio value, at the Bank level, that would result from the specified immediate changes in the United States Treasury yield curve. For purposes of this table, 100 basis points equals 1%.

	EVE			NPV as a Percent of Portfolio Value of Assets
Change in Interest Rates (basis points)	Estimated EVE	Estimated Increase (Decrease)
		Amount	Percent	NPV Ratio	Change
	(Dollars in thousands)
+200	$152,558	$(68,059)	(30.9)%	7.2%	(3.2)
+100	186,660	(33,957)	(15.4)	8.8	(1.6)
0	220,617	—	—	10.4	—
-100	253,208	32,592	14.8	11.9	1.5
-200	286,909	66,292	30.1	13.5	3.1
The tables above indicates that at June 30, 2025, in the event of an instantaneous 100 basis point increase in interest rates, we would experience a 15.4% decrease in EVE. In the event of an instantaneous 100 basis point decrease in interest rates, we would experience a 14.8% increase in EVE.

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
At June 30, 2025, we had $45.7 million in commitments to originate loans and unused lines of credit totaled $103.9 million. We anticipate that we will have sufficient funds available to meet our current loan origination and lines of credit commitments. Certificates of deposit that are scheduled to mature in less than one year from June 30, 2025 totaled $721.0 million, including $225.0 million of brokered time deposits. Management expects, based on historical experience, that a deposit relationship will be retained with a substantial portion of certificate holders. However, if a substantial portion of these deposits is not retained, we may borrow against our available borrowing capacity or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense. Available borrowing capacity at June 30, 2025 was $256.1 million with Federal Home Loan Bank of New York, a $110.3 million line of credit with the Federal Reserve Bank of New York and a $30.0 million unsecured line of credit with a correspondent bank. Total available borrowing capacity is 2.4x times total uninsured and uncollateralized deposits to third-party customers. The estimated fair market value of unencumbered securities totaled $188.5 million or 60.7% of the portfolio at June 30, 2025.
We are a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to originate loans, unused lines of credit and standby letters of credit, which involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. Our exposure to credit loss is represented by the contractual amount of the instruments. We use the same credit policies in making commitments that we do for on-balance sheet instruments. Management believes that our current sources of liquidity are more than sufficient to fulfill our obligations as of June 30, 2025 pursuant to off-balance-sheet arrangements and contractual obligations.

The Bank is subject to various regulatory capital requirements administered by the New Jersey Department of Banking and Insurance (“NJDOBI”) and the Federal Deposit Insurance Corporation (“FDIC”). At June 30, 2025, the Bank exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines.

	Actual		Minimum Capital Adequacy		For Classification With Capital Buffer		For Classification as Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2025
Common equity tier 1	$286,910	18.11%	$71,303	4.50%	$110,916	7.00%	$102,994	6.50%
Tier 1 capital	286,910	18.11%	95,071	6.00%	134,684	8.50%	126,762	8.00%
Total capital	300,783	18.98%	126,762	8.00%	166,375	10.50%	158,452	10.00%
Tier 1 (leverage) capital	286,910	13.51%	84,977	4.00%	N/A	N/A	106,222	5.00%
December 31, 2024
Common equity tier 1	$289,614	19.26%	$67,673	4.50%	$105,269	7.00%	$97,749	6.50%
Tier 1 capital	289,614	19.26%	90,230	6.00%	127,826	8.50%	120,307	8.00%
Total capital	302,834	20.14%	120,307	8.00%	157,903	10.50%	150,384	10.00%
Tier 1 (leverage) capital	289,614	13.98%	82,862	4.00%	N/A	N/A	103,577	5.00%
ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES. USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
The following table reports information regarding repurchases of our common stock during the quarter ended June 30, 2025, and the stock repurchase plan approved by our board of directors.

Period	Total Number of Shares Purchased (1) (2)	Average Price paid Per Share	As part of Publicly Announced Plans or Programs	Yet to be Purchased Under the Plans or Programs
April	231,145	9.04	231,145	165,842
May	165,842	10.04	165,842	—
June	9,404	8.98	9,404	1,073,129
Total	406,391	$9.45	406,391

(1)	On June 18, 2025, the Company adopted its sixth repurchase program to repurchase up to 1,082,533 shares, or 5%, of its outstanding common stock. The sixth repurchase program has no expiration date.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
During the second quarter of 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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
101
The following materials from the Company’s Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE FOUNDRY BANCORP

Dated:	August 12, 2025	By:	/s/ James D. Nesci
James D. Nesci
Chief Executive Officer
(Principal Executive Officer)

Dated:	August 12, 2025	By:	/s/ Kelly Pecoraro
Kelly Pecoraro
Chief Financial Officer
(Principal Financial Officer)