Form 10-Q
period 2025-09-30
Blue Foundry Bancorp
filed 2025-11-13
CIK 1846017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

As of November 7, 2025 there were 28,522,500 shares issued and 20,761,225 shares outstanding of the Registrant’s Common Stock, par value $0.01 per share.

BLUE FOUNDRY BANCORP
FORM 10-Q

Part I Financial Information
ITEM 1. FINANCIAL STATEMENTS
BLUE FOUNDRY BANCORP
Consolidated Balance Sheets

	September 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
	(In thousands, except share data )
ASSETS
Cash and cash equivalents	$44,086	$42,502
Securities available-for-sale, at fair value	273,941	297,028
Securities held-to-maturity, net (fair value of $25,319 at September 30, 2025 and $29,995 at December 31, 2024, and allowance for credit losses of $100 at September 30, 2025 and $98 at December 31, 2024)	27,050	33,076
FHLB stock and other investments	16,309	17,791
Loans receivable, net of allowance for credit losses of $13,834 at September 30, 2025 and $12,965 at December 31, 2024	1,701,081	1,570,517
Interest and dividends receivable	9,237	8,014
Premises and equipment, net	27,523	29,486
Right-of-use assets	21,422	23,470
Bank owned life insurance	22,888	22,519
Other assets	12,255	16,280
Total assets	$2,155,792	$2,060,683
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	$1,493,380	$1,343,320
Advances from the Federal Home Loan Bank	301,000	339,500
Advances by borrowers for taxes and insurance	9,980	9,356
Lease liabilities	23,147	25,168
Other liabilities	13,888	11,141
Total liabilities	1,841,395	1,728,485
Shareholders’ equity
Preferred stock, $0.01 par value, 10,000,000 authorized: none issued	—	—
Common stock $0.01 par value; 70,000,000 shares authorized; 28,522,500 shares issued at September 30, 2025 and December 31, 2024; 20,761,225 and 22,522,626 shares outstanding at September 30, 2025 and December 31, 2024, respectively	285	285
Additional paid-in capital	279,902	277,304
Retained earnings	145,912	152,429
Treasury stock, at cost: 7,761,275 and 5,999,874 shares at September 30, 2025 and December 31, 2024, respectively	(76,350)	(59,699)
Unallocated common shares held by Employee Stock Ownership Plan	(18,483)	(19,167)
Accumulated other comprehensive loss	(16,869)	(18,954)
Total shareholders’ equity	314,397	332,198
Total liabilities and shareholders’ equity	$2,155,792	$2,060,683
See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in thousands, except share data)
Interest and dividend income:
Loans	$20,608	$17,646	$59,263	$52,408
Taxable investment income	3,488	3,850	10,912	11,150
Non-taxable investment income	35	36	107	108
Total interest income	24,131	21,532	70,282	63,666
Interest expense:
Deposits	9,277	9,712	27,271	27,257
Borrowed funds	2,663	2,733	8,436	8,332
Total interest expense	11,940	12,445	35,707	35,589
Net interest income	12,191	9,087	34,575	28,077
Provision for (release of) credit losses	589	248	1,253	(1,049)
Net interest income after provision for (release of) credit losses	11,602	8,839	33,322	29,126
Non-interest income:
Fees and service charges	276	272	808	897
Gain on sale of loans	—	—	—	36
Other income	140	115	407	441
Total non-interest income	416	387	1,215	1,374
Non-interest expense:
Compensation and benefits	8,026	7,306	23,684	22,490
Occupancy and equipment	2,162	2,230	6,674	6,684
Data processing	1,473	1,412	4,428	4,134
Advertising	137	87	344	211
Professional services	884	813	2,269	2,166
Federal deposit insurance premiums	239	236	693	629
Other expense	965	1,183	2,962	3,410
Total non-interest expenses	13,886	13,267	41,054	39,724
Loss before income tax expense	(1,868)	(4,041)	(6,517)	(9,224)
Income tax expense	—	—	—	—
Net loss	$(1,868)	$(4,041)	$(6,517)	$(9,224)
Basic loss per share	$(0.10)	$(0.19)	$(0.33)	$(0.43)
Diluted loss per share	$(0.10)	$(0.19)	$(0.33)	$(0.43)
Weighted average shares outstanding - basic	19,431,456	21,263,482	19,889,497	21,695,895
Weighted average shares outstanding - diluted (1)	19,431,456	21,263,482	19,889,497	21,695,895
(1)    The assumed vesting of outstanding restricted stock units had an antidilutive effect on diluted earnings per share due to the Company’s net loss for the 2025 and 2024 periods.

See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP
Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Net loss	$(1,868)	$(4,041)	$(6,517)	$(9,224)
Other comprehensive income (loss), net of tax (1):
Unrealized gain on securities available-for-sale:
Unrealized gain arising during the period	2,890	8,568	8,640	7,820
	2,890	8,568	8,640	7,820
Unrealized (loss) gain on cash flow hedge:
Unrealized loss arising during the period	(2,580)	(7,940)	(10,273)	(8,461)
Reclassification adjustment for gain included in net loss	1,362	1,620	3,704	4,882
	(1,218)	(6,320)	(6,569)	(3,579)
Post-retirement plans:
Reclassification adjustment for amortization of:
Net actuarial gain	4	3	14	7
	4	3	14	7
Total other comprehensive income, net of tax (1)	1,676	2,251	2,085	4,248
Comprehensive loss	$(192)	$(1,790)	$(4,432)	$(4,976)
(1) Reflects deferred tax valuation allowance.

See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP
Consolidated Statements of Changes in Shareholders’ Equity
Three Months Ended September 30, 2024 and 2025
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Unallocated Common Stock Held by ESOP	Total Shareholders’ Equity
	Shares	Par Value
	(In thousands, except share data)
Balance at June 30, 2024	23,505,357	$285	$275,890	$159,157	$(49,229)	$(20,883)	$(19,623)	$345,597
Net loss	—	—	—	(4,041)	—	—	—	(4,041)
Other comprehensive income	—	—	—	—	—	2,251	—	2,251
Purchase of Treasury stock	(521,685)	—	—	—	(5,556)	—	—	(5,556)
Treasury stock allocated to restricted stock plan, net of forfeitures	7,236	—	(88)	—	89	—	—	1
Compensation cost for stock options and restricted stock	—	—	811	—	—	—	—	811
ESOP shares committed to be released (22,818 shares)	—	—	8	—	—	—	228	236
Balance at September 30, 2024	22,990,908	$285	$276,621	$155,116	$(54,696)	$(18,632)	$(19,395)	$339,299

Balance at June 30, 2025	21,591,757	285	$279,224	$147,780	$(68,733)	$(18,545)	$(18,711)	$321,300
Net loss	—	—	—	(1,868)	—	—	—	(1,868)
Other comprehensive income	—	—	—	—	—	1,676	—	1,676
Purchase of Treasury stock	(838,411)	—	—	—	(7,709)	—	—	(7,709)
Treasury stock allocated to restricted stock plan, net of forfeitures	7,879	—	(92)	—	92	—	—	—
Compensation cost for stock options and restricted stock	—	—	799	—	—	—	—	799
ESOP shares committed to be released (22,818 shares)	—	—	(29)	—	—	—	228	199
Balance at September 30, 2025	20,761,225	$285	$279,902	$145,912	$(76,350)	$(16,869)	$(18,483)	$314,397

See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP
Consolidated Statements of Changes in Shareholders’ Equity
Nine Months Ended September 30, 2024 and 2025
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Unallocated Common Stock Held by ESOP	Total Shareholders’ Equity
	Shares	Par Value
	(In thousands, except share data)
Balance at December 31, 2023	24,509,950	$285	$273,991	$164,340	$(40,016)	$(22,880)	$(20,080)	$355,640
Net loss	—	—	—	(9,224)	—	—	—	(9,224)
Other comprehensive income	—	—	—	—	—	4,248	—	4,248
Purchase of Treasury stock	(1,464,390)	—	—	—	(14,348)	—	—	(14,348)
Treasury stock allocated to restricted stock plan	(54,652)	—	314	—	(332)	—	—	(18)
Compensation cost for stock options and restricted stock	—	—	2,348	—	—	—	—	2,348
ESOP shares committed to be released (68,454 shares)	—	—	(32)	—	—	—	685	653
Balance at September 30, 2024	22,990,908	$285	$276,621	$155,116	$(54,696)	$(18,632)	$(19,395)	$339,299

Balance at December 31, 2024	22,522,626	$285	$277,304	$152,429	$(59,699)	$(18,954)	$(19,167)	$332,198
Net loss	—	—	—	(6,517)	—	—	—	(6,517)
Other comprehensive income	—	—	—	—	—	2,085	—	2,085
Purchase of Treasury stock	(1,737,996)	—	—	—	(16,341)	—	—	(16,341)
Treasury stock allocated to restricted stock plan, net of forfeitures	(23,405)	—	310	—	(310)	—	—	—
Compensation cost for stock options and restricted stock	—	—	2,329	—		—	—	2,329
ESOP shares committed to be released (68,454 shares)	—	—	(41)	—	—	—	684	643
Balance at September 30, 2025	20,761,225	$285	$279,902	$145,912	$(76,350)	$(16,869)	$(18,483)	$314,397

See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
	(In thousands)
Cash flows from operating activities
Net loss	$(6,517)	$(9,224)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of premises and equipment	2,220	2,350
Amortization (accretion) of:
Right-of-use asset	2,048	2,155
Deferred loan fees, costs, and discounts, net	210	(73)
Premiums and discounts on securities	(399)	559
Provision for (release of) credit losses	1,253	(1,049)
Proceeds from sales of loans held for sale	—	486
Gains on sale of loans, net	—	(36)
Origination of loans held for sale	—	(450)
Loss on disposal of premises and equipment	—	3
Gain on sale of real estate owned	—	(123)
Increase in bank owned life insurance cash surrender value	(369)	(365)
ESOP and stock-based compensation expense	2,972	3,001
Increase in interest and dividends receivable	(1,223)	(791)
(Increase) decrease in other assets	(612)	10,184
Increase in other liabilities	398	1,028
Change in lease liability	(2,021)	(2,080)
Net cash (used in) provided by operating activities	(2,040)	5,575
Cash flows from investing activities
Net repayments of loans receivable	27,467	25,590
Purchases of residential and consumer loans	(159,146)	(15,805)
Proceeds from sale of real estate owned	—	716
Purchases of securities available-for-sale	(43,785)	(44,560)
Proceeds from sales and calls of securities available-for-sale	53,720	—
Principal payments and maturities on securities available-for-sale	22,390	44,952
Principal payments and maturities on securities held-to-maturity	5,825	—
Purchases of other investments	(225)	—
Purchase of Federal Home Loan Bank stock	(69,176)	(29,885)
Redemption of Federal Home Loan Bank stock	70,898	32,153
Purchases of premises and equipment	(257)	(39)
Net cash (used in) provided by investing activities	(92,289)	13,122
Cash flows from financing activities
Net increase in deposits	150,060	73,766
Proceeds from advances from Federal Home Loan Bank	1,529,000	782,000
Repayments of advances from Federal Home Loan Bank	(1,567,500)	(831,000)
Net increase in advances by borrowers for taxes and insurance	624	980
Purchase of treasury stock	(16,271)	(14,359)
Net cash provided by financing activities	95,913	11,387
Net increase in cash and cash equivalents	1,584	30,084
Cash and cash equivalents at beginning of period	42,502	46,025
Cash and cash equivalents at end of period	$44,086	$76,109

See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
	(In thousands)
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$34,968	$34,949
Taxes	98	81
Supplemental noncash disclosures
Lease liabilities arising from obtaining right-of-use assets	—	1,173

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
Basis of Financial Statement Presentation
The consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles. Certain information and note disclosures usually included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for the preparation of the Quarterly Reports on Form 10-Q and with Regulation S-X. The interim unaudited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the consolidated balance sheets and the consolidated statements of income for the periods presented. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheets and revenues and expenses for the period. Actual results could differ from those estimates. Some items in the prior year financial statements may be reclassified to conform to the current presentation. The results of operations and other data presented for the three and nine months ended September 30, 2025 are not necessarily indicative of the results of operations that may be expected for subsequent periods or the full year results. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed on March 27, 2025.
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
Accounting Standards Adopted
In December 2023, the Financial Accounting Standards Board (“the FASB”) issued ASU 2023-09, Income Tax- Improvements to Income Tax Disclosures (Topic 740), which requires reporting companies to break out their income tax expense and tax rate reconciliation in more detail. For public companies, the requirements became effective for fiscal years beginning after December 15, 2024, with early adoption permitted. This ASU did not have a material effect on our consolidated financial statements.
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
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, providing all entities with a practical expedient and entities other than public business entities with an accounting policy election when estimating expected credit losses. The amendments will be effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. The Company is currently evaluating this guidance to determine the impact of ASU 2025-05 on its consolidated financial statements and footnote disclosures.
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which eliminates accounting consideration of software development stages. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating this guidance to determine the impact of ASU 2025-06 and does not expect it to have an effect on our consolidated financial statements.
In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract, which excludes from derivative accounting non-exchange-traded contracts with underlyings that are based on operations or activities specific to one of the parties to the contract. The amendments in this Update are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating this guidance to determine the impact of ASU 2025-07 on its consolidated financial statements and footnote disclosures.
As an “emerging growth company” as defined in Title 1 of the Jumpstart Our Business Startups (“JOBS”) Act, the Company elected to use the extended transition period to delay the adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements were made applicable to private companies.

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SECURITIES
The amortized cost of securities available-for-sale and their estimated fair values at September 30, 2025 and December 31, 2024 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
September 30, 2025
U.S. Treasury notes	$46,623	$18	$(825)	$45,816
Corporate bonds	58,395	564	(1,353)	57,606
U.S. Government agency obligations	641	—	(36)	605
Obligations issued by U.S. states and their political subdivisions	6,306	—	(218)	6,088
Mortgage-backed securities:
Residential	158,430	471	(16,489)	142,412
Multifamily	18,221	14	(754)	17,481
Asset-backed securities	4,111	—	(178)	3,933
Total	$292,727	$1,067	$(19,853)	$273,941

December 31, 2024
U.S. Treasury notes	$41,259	$40	$(1,160)	$40,139
Corporate bonds	75,122	389	(2,357)	73,154
U.S. Government agency obligations	874	—	(62)	812
Obligations issued by U.S. states and their political subdivisions	6,357	—	(333)	6,024
Mortgage-backed securities:
Residential	171,754	9	(22,722)	149,041
Multifamily	19,776	—	(1,033)	18,743
Asset-backed securities	9,312	—	(197)	9,115
Total	$324,454	$438	$(27,864)	$297,028

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost of securities held-to-maturity, allowance for credit losses and their estimated fair values at September 30, 2025 and December 31, 2024, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
September 30, 2025
Corporate bonds	$18,600	$—	$(1,284)	$17,316
Asset-backed securities	8,550	—	(547)	8,003
Total	$27,150	$—	$(1,831)	$25,319
Allowance for credit loss	(100)
	$27,050
December 31, 2024
Corporate bonds	$18,600	$—	$(2,186)	$16,414
Asset-backed securities	14,574	—	(993)	13,581
Total	$33,174	$—	$(3,179)	$29,995
Allowance for credit loss	(98)
	$33,076
At September 30, 2025 and December 31, 2024, the allowance for credit losses on securities held-to-maturity totaled $100 thousand and $98 thousand, respectively, and related to the corporate bonds. No loss is expected on the asset-backed securities.
Securities pledged at September 30, 2025 and December 31, 2024 had a carrying amount of $120.9 million and $119.8 million, respectively, and were pledged for our credit line with the Federal Reserve Bank and to secure public deposits.
The amortized cost and fair value of debt securities are shown below by contractual maturity as of September 30, 2025. Expected maturities on mortgage and asset-backed securities generally exceed 20 years; however, they may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized Cost (1)	Estimated Fair Value
	(In thousands)
Available-for-sale
Due in one year or less	$49,715	$49,658
Due from one year to five years	27,991	28,186
Due from five to ten years	33,268	31,463
Due after ten years	991	808
Mortgage-backed and asset-backed securities	180,762	163,826
Total	$292,727	$273,941
Held-to-maturity
Due from five to ten years	18,600	17,316
Asset-backed securities	8,550	8,003
Total	$27,150	$25,319
(1) Excludes the allowance for credit losses on held-to-maturity securities at September 30, 2025.

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
The table below indicates the credit profile of the Company’s debt securities held-to-maturity at amortized cost for the periods shown.

September 30, 2025	AAA	A1	BBB+	BBB	BBB-	Total
	(In thousands)
Corporate bonds	$—	$—	$1,600	$16,000	$1,000	$18,600
Asset-backed securities	8,550	—	—	—	—	8,550
Total held-to-maturity	$8,550	$—	$1,600	$16,000	$1,000	$27,150

December 31, 2024	AAA	A1	BBB+	BBB	BBB-	Total
	(In thousands)
Corporate bonds	$—	$—	$1,600	$16,000	$1,000	$18,600
Asset-backed securities	8,677	5,897	—	—	—	14,574
Total held-to-maturity	$8,677	$5,897	$1,600	$16,000	$1,000	$33,174
The following tables summarize available-for-sale securities with unrealized losses at September 30, 2025 and December 31, 2024, aggregated by major security type and length of time in a continuous loss position.

	Less than 12 Months		12 Months or More		Total
	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Number of Securities	Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
September 30, 2025
U.S. Treasury notes	$—	$—	$(825)	$6,118	1	$(825)	$6,118
Corporate bonds	—	—	(1,353)	29,182	12	(1,353)	29,182
U.S. Government agency obligations	—	—	(36)	604	2	(36)	604
Obligations issued by U.S. states and their political subdivisions	—	—	(218)	5,348	4	(218)	5,348
Mortgage-backed securities:
Residential	(17)	10,977	(16,472)	107,837	44	(16,489)	118,814
Multifamily	(30)	8,234	(724)	7,750	5	(754)	15,984
Asset-backed securities	—	—	(178)	3,933	2	(178)	3,933
Total	$(47)	$19,211	$(19,806)	$160,772	70	$(19,853)	$179,983

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Less than 12 Months		12 Months or More		Total
	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Number of Securities	Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
December 31, 2024
U.S. Treasury notes	$—	$—	$(1,160)	$5,776	1	$(1,160)	$5,776
Corporate bonds	—	—	(2,357)	39,286	19	(2,357)	39,286
U.S. Government agency obligations	—	—	(62)	812	2	(62)	812
Obligations issued by U.S. states and their political subdivisions	—	—	(333)	6,024	5	(333)	6,024
Mortgage-backed securities:
Residential	(64)	18,888	(22,658)	112,396	47	(22,722)	131,284
Multifamily	(56)	11,237	(977)	7,506	5	(1,033)	18,743
Asset-backed securities	—	—	(197)	4,115	2	(197)	4,115
Total	$(120)	$30,125	$(27,744)	$175,915	81	$(27,864)	$206,040
Of the available-for-sale securities in an unrealized loss position at September 30, 2025, 52 were comprised of U.S. Government agency obligations, Treasury notes, and mortgage-backed securities. These securities were all issued by U.S. Government-sponsored entities and agencies, which the government has affirmed its commitment to support. Corporate bonds, obligations issued by U.S. states and their political subdivisions and asset-backed securities in an unrealized loss position all experienced a decline in fair value, which is attributable to changes in interest rates and liquidity, not credit quality. The Company does not intend to sell these securities, nor does it foresee being required to sell them before the anticipated recovery or maturity.
The following tables summarize held-to-maturity securities with unrealized losses at September 30, 2025 and December 31, 2024, aggregated by major security type and length of time in a continuous loss position.

	Less than 12 Months		12 Months or More		Total
	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Number of Securities	Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
September 30, 2025
Corporate Bonds	(29)	2,971	(1,255)	14,345	9	(1,284)	17,316
Asset-backed securities	—	—	(547)	8,003	1	(547)	8,003
Total	$(29)	$2,971	$(1,802)	$22,348	10	$(1,831)	$25,319

	Less than 12 Months		12 Months or More		Total
	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Number of Securities	Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
December 31, 2024
Corporate Bonds	—	—	(2,186)	16,414	9	(2,186)	16,414
Asset-backed securities	—	—	(993)	13,581	2	(993)	13,581
Total	$—	$—	$(3,179)	$29,995	11	$(3,179)	$29,995
The held-to-maturity securities in an unrealized loss position at September 30, 2025, are corporate bonds and asset-backed securities. Unrealized losses are attributable to changes in interest rates and liquidity, not credit quality. The Company also does not intend to sell these securities, nor does it foresee being required to sell them before the anticipated recovery or maturity.

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – LOANS RECEIVABLE
A summary of loans receivable, net at September 30, 2025 and December 31, 2024, follows:

	September 30, 2025	December 31, 2024
	(In thousands)
Residential	$514,263	$518,243
Multifamily	647,269	671,116
Commercial real estate	317,079	259,633
Construction	60,543	85,546
Junior liens	29,694	25,422
Commercial and industrial	24,315	16,311
Consumer and other	121,752	7,211
Total loans	1,714,915	1,583,482
Less: Allowance for credit losses (1)	13,834	12,965
Loans receivable, net	$1,701,081	$1,570,517
(1) For more information, see Note 4 - Allowance for Credit Losses.
Loans are recorded at amortized cost, which includes principal balance, net deferred fees or costs, premiums and discounts. The Company elected to exclude accrued interest receivable from amortized cost. Accrued interest receivable is reported separately in the consolidated balance sheets and totaled $8.0 million and $6.7 million at September 30, 2025 and December 31, 2024, respectively. Loan origination fees and certain direct loan origination costs are deferred and the net fee or cost is recognized in interest income as an adjustment of yield. At September 30, 2025 and December 31, 2024, net deferred loan fees totaled $2.2 million and $2.0 million, respectively.
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
•The consumer loan portfolio primarily includes loans purchased from Bankers Healthcare Group, LLC (“BHG”). BHG originates loans nationwide to licensed or unlicensed or otherwise skilled business professionals and the loans are unsecured and have a reserve deposit account with the Bank, which Management has determined to be sufficient to cover any expected losses in the loan pools.

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

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the risk category of loans by class of loan and vintage as of September 30, 2025:

	Term Loans by Origination Year
	2025	2024	2023	2022	2021	Pre-2021	Revolving Loans	Total
	(in thousands)
Residential
Pass	$37,976	$22,768	$12,549	$84,088	$96,793	$255,092	$—	$509,266
Substandard	—	—	—	—	335	4,662	—	4,997
Total	37,976	22,768	12,549	84,088	97,128	259,754	—	514,263
Multifamily
Pass	35,056	15,571	16,757	267,181	125,504	181,437	—	641,506
Substandard	—	—	—	5,319	—	444	—	5,763
Total	35,056	15,571	16,757	272,500	125,504	181,881	—	647,269
Commercial real estate
Pass	65,865	36,514	26,543	113,980	14,260	59,148	—	316,310
Special mention	—	—	—	—	—	769	—	769
Total	65,865	36,514	26,543	113,980	14,260	59,917	—	317,079
Construction
Pass	15,820	15,939	—	28,784	—	—	—	60,543
Total	15,820	15,939	—	28,784	—	—	—	60,543
Junior liens
Pass	5,495	6,109	4,129	5,301	1,190	7,227	—	29,451
Substandard	—	—	60	—	39	144	—	243
Total	5,495	6,109	4,189	5,301	1,229	7,371	—	29,694
Commercial and industrial
Pass	14,607	2,150	5,077	86	1,918	—	—	23,838
Substandard	—	—	477	—	—	—	—	477
Total	14,607	2,150	5,554	86	1,918	—	—	24,315
Consumer and other
Pass	116,127	5,608	—	—	—	—	17	121,752
Total	116,127	5,608	—	—	—	—	17	121,752
Total gross loans	$290,946	$104,659	$65,592	$504,739	$240,039	$508,923	$17	$1,714,915

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

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Past Due and Non-accrual Loans
The following table presents the recorded investment in past due and current loans by loan portfolio class as of September 30, 2025 and December 31, 2024:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans Receivable
	(In thousands)
September 30, 2025
Residential	$1,339	$276	$4,001	$5,616	$508,647	$514,263
Multifamily	—	—	5,669	5,669	641,600	647,269
Commercial real estate	—	—	—	—	317,079	317,079
Construction	—	—	—	—	60,543	60,543
Junior liens	—	—	144	144	29,550	29,694
Commercial and industrial	—	—	—	—	24,315	24,315
Consumer and other	—	—	—	—	121,752	121,752
Total	$1,339	$276	$9,814	$11,429	$1,703,486	$1,714,915

December 31, 2024
Residential	$3,085	$315	$3,892	$7,292	$510,951	$518,243
Multifamily	303	—	—	303	670,813	671,116
Commercial real estate	774	—	—	774	258,859	259,633
Construction	—	—	—	—	85,546	85,546
Junior liens	—	—	149	149	25,273	25,422
Commercial and industrial	—	563	15	578	15,733	16,311
Consumer and other	—	—	—	—	7,211	7,211
Total	$4,162	$878	$4,056	$9,096	$1,574,386	$1,583,482
The following tables presents information on non-accrual loans at September 30, 2025 and December 31, 2024:

	Non-accrual	Interest Income Recognized on Non-accrual Loans	Amortized Cost Basis of Loans > 90 Day Past Due and Still Accruing	Amortized Cost Basis of Non-accrual Loans Without Related Allowance
September 30, 2025	(In thousands)
Residential	$4,998	$53	$—	$4,998
Multifamily	5,669	—	—	5,669
Junior liens	243	12	—	243
Commercial and industrial	477	1	—	477
Total	$11,387	$66	$—	$11,387

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Non-accrual	Interest Income Recognized on Non-accrual Loans	Amortized Cost Basis of Loans >= 90 Day Past Due and Still Accruing	Amortized Cost Basis of Non-accrual Loans Without Related Allowance
	(In thousands)
December 31, 2024
Residential	$4,377	$17	$—	$4,377
Multifamily	—	7	—	—
Junior liens	149	7	—	149
Commercial and industrial	578	—	—	578
Total	$5,104	$31	$—	$5,104
The Company had no loans held-for-sale at September 30, 2025 and December 31, 2024.
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
The following table presents the amortized cost basis at September 30, 2025 of loan modifications made to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2025, by type of modification.

	Payment Delays	Total Principal	% of Total Class of Loans
	(Dollars in thousands)
Residential	$282	$282	0.05%
Total	$282	$282	0.02%

Types of Modifications
Residential	Deferral of three payments
There were no modifications to borrowers experiencing financial difficulty in the third quarter of 2024.
The following table presents the amortized cost basis at September 30, 2024, of loan modifications to borrowers experiencing financial difficulty during the nine months ended September 30, 2024, disaggregated by type of modification.

	Payment Delays	Total Principal	% of Total Class of Loans
	(Dollars in thousands)
Commercial and industrial	$701	$701	4.93%
Total	$701	$701	0.05%

Types of Modifications
Commercial and industrial	Deferral of three payments

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company closely monitors the performance of modified loans to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the payment status and amortized cost basis at September 30, 2025, of loans that were modified during the twelve-month period ended September 30, 2025.

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total
	(In thousands)
Residential	$282	$—	$—	$—	$282
Junior liens	$37	$—	$—	$—	$37
Total	$319	$—	$—	$—	$319
The following table presents the payment status and amortized cost basis at September 30, 2024, of loans that were modified during the twelve-month period ended September 30, 2024.

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-Accrual	Total
	(In thousands)
Residential	$795	$—	$—	$—	$—	$795
Commercial and industrial	701	—	—	—	—	701
Total	$1,496	$—	$—	$—	$—	$1,496
The Company had $3.7 million in consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings were in process at both September 30, 2025 and December 31, 2024. Additionally, as of September 30, 2025 legal proceedings had commenced for a $5.3 million multi-family loan. The Company had no OREO (other real estate owned) properties at September 30, 2025 and December 31, 2024.
NOTE 4 – ALLOWANCE FOR CREDIT LOSSES
Allowance for Credit Losses - Loans
The allowance for credit losses on loans is summarized in the following table:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Balance at beginning of period	$13,304	$13,027	$12,965	$14,154
Charge-offs	(23)	(12)	(47)	(45)
Recoveries	(2)	2	11	10
Net charge-offs	(25)	(10)	(36)	(35)
Provision for (recovery of) credit loss on loans	555	(5)	905	(1,107)
Balance at end of period	$13,834	$13,012	$13,834	$13,012

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the activity in the Company’s allowance for credit losses by class of loans based on the analysis performed for the three months ended September 30, 2025 and 2024:

	Balance at June 30, 2025	Charge-offs	Recoveries	Provision for (Release of) Credit Loss - Loans	Balance at September 30, 2025
	(In thousands)
Residential	$2,072	$—	$—	$12	$2,084
Multifamily	6,261	—	—	276	6,537
Commercial real estate	4,071	—	—	124	4,195
Construction	622	—	—	49	671
Junior liens	118	—	—	4	122
Commercial and industrial	160	—	—	65	225
Consumer and other (1)	—	(23)	(2)	25	—
Total	$13,304	$(23)	$(2)	$555	$13,834
(1)    Purchased consumer loans are cash-collateralized and do not have an allowance for credit losses as of September 30, 2025.
Consumer and other charge-offs relate to overdrafts in the three months ended September 30, 2025, which occurred in the second or third quarter of 2025, as it is our policy to charge these off within 60 days of occurrence.

	Balance at June 30, 2024	Charge-offs	Recoveries	(Release of) Provision for Loan Loss	Balance at September 30, 2024
	(In thousands)
Residential	$1,825	$—	$—	$17	$1,842
Multifamily	6,677	—	—	(84)	6,593
Commercial real estate	3,696	—	—	(36)	3,660
Construction	636	—	—	14	650
Junior liens	84	—	—	4	88
Commercial and industrial	108	—	—	45	153
Consumer and other	1	(12)	2	35	26
Total	$13,027	$(12)	$2	$(5)	$13,012
Consumer and other charge-offs relate to overdrafts in the three months ended September 30, 2024, which occurred in the second or third quarter of 2024, as it is our policy to charge these off within 60 days of occurrence.

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the activity in the Company’s allowance for credit losses by class of loans based on the analysis performed for the nine months ended September 30, 2025 and 2024:

	Balance at December 31, 2024	Charge-offs	Recoveries	(Recovery of) Provision for Credit Loss - Loans	Balance at September 30, 2025
	(In thousands)
Residential	$1,989	$—	$—	$95	$2,084
Multifamily	6,609	—	—	(72)	6,537
Commercial real estate	3,641	—	—	554	4,195
Construction	460	—	—	211	671
Junior liens	109	—	—	13	122
Commercial and industrial	157	(2)	—	70	225
Consumer and other (1)	—	(45)	11	34	—
Total	$12,965	$(47)	$11	$905	$13,834
(1)    Purchased consumer loans are cash-collateralized and do not have an allowance for credit losses as of September 30, 2025.
The commercial and industrial charge-off relates to a loan originated in 2021. Consumer and other charge-offs relate to overdrafts in the nine months ended September 30, 2025, which occurred in the last quarter of 2024 or the first three quarters of 2025, as it is our policy to charge these off within 60 days of occurrence.

	Balance at December 31, 2023	Charge-offs	Recoveries	(Recovery of) Provision for Loan Loss	Balance at September 30, 2024
	(In thousands)
Residential	$1,968	$—	$—	$(126)	$1,842
Multifamily	7,046	—	—	(453)	6,593
Commercial real estate	3,748	—	—	(88)	3,660
Construction	1,222	—	—	(572)	650
Junior liens	76	—	—	12	88
Commercial and industrial	94	—	—	59	153
Consumer and other	—	(45)	10	61	26
Total	$14,154	$(45)	$10	$(1,107)	$13,012
Consumer and other charge-offs relate to overdrafts in the nine months ended September 30, 2024, which occurred in the last quarter of 2023 or the first three quarters of 2024, as it is our policy to charge these off within 60 days of occurrence.

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table represents the allocation of allowance for loan losses and the related recorded investment, including deferred fees and costs, in loans by loan portfolio segment, disaggregated based on the impairment methodology at September 30, 2025 and December 31, 2024:

	Loans			Allowance for Credit Losses on Loans
September 30, 2025	Individually Evaluated	Collectively Evaluated	Total	Individually Evaluated	Collectively Evaluated	Total
	(In thousands)
Residential	$4,998	$509,265	$514,263	$—	$2,084	$2,084
Multifamily	5,669	641,600	647,269	—	6,537	6,537
Commercial real estate	—	317,079	317,079	—	4,195	4,195
Construction	—	60,543	60,543	—	671	671
Junior liens	243	29,451	29,694	—	122	122
Commercial and industrial	477	23,838	24,315	—	225	225
Consumer and other (1)	—	121,752	121,752	—	—	—
Total	$11,387	$1,703,528	$1,714,915	$—	$13,834	$13,834
(1) Includes purchased consumer loans that are cash-collateralized and do not have an allowance for credit losses as of September 30, 2025.

	Loans			Allowance for Credit Losses on Loans
December 31, 2024	Individually Evaluated	Collectively Evaluated	Total	Individually Evaluated	Collectively Evaluated	Total
	(In thousands)
Residential	$3,960	$514,283	$518,243	$—	$1,989	$1,989
Multifamily	—	671,116	671,116	—	6,609	6,609
Commercial real estate	—	259,633	259,633	—	3,641	3,641
Construction	—	85,546	85,546	—	460	460
Junior liens	—	25,422	25,422	—	109	109
Commercial and industrial	563	15,748	16,311	—	157	157
Consumer and other (1)	—	7,211	7,211	—	—	—
Total	$4,523	$1,578,959	$1,583,482	$—	$12,965	$12,965
(1) Includes purchased consumer loans that are cash-collateralized and do not have an allowance for credit losses as of December 31, 2024.
Allowance for Credit Losses - Securities
At September 30, 2025 and December 31, 2024, the balance of the allowance of credit losses on securities was $100 thousand and $98 thousand, respectively. The Company recorded an increase in provision for credit losses on held-to-maturity securities of $10 thousand for the third quarter of 2025 and a decrease of $11 thousand for the third quarter of 2024. The increase in provision for credit losses on held-to-maturity securities was $2 thousand for the nine months ended September 30, 2025 and the decrease was $36 thousand for the nine months ended September 30, 2024. Accrued interest receivable on securities is reported as a component of accrued interest receivable on the consolidated balance sheets and totaled $1.3 million and $1.4 million at September 30, 2025 and December 31, 2024, respectively. The Company made the election to exclude accrued interest receivable from the estimate of credit losses on securities.

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
At September 30, 2025 and December 31, 2024, the balance of the allowance for credit losses for off-balance-sheet exposures was $503 thousand and $157 thousand, respectively. The Company recorded a provision for credit loss on off-balance-sheet exposures of $24 thousand and $264 thousand for the three months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025 and 2024, the Company recorded a provision for credit loss on off-balance-sheet exposures of $346 thousand and $94 thousand, respectively.
NOTE 5 – LEASES
The Company leases certain office space, land and equipment under operating leases. These leases have original terms ranging from one year to 40 years. Operating lease liabilities and right-of-use assets are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term.
The Company had the following related to operating leases:

	September 30, 2025	December 31, 2024
	(Dollars in thousands)
Right-of-use assets	$21,422	$23,470
Lease liabilities	23,147	25,168
Weighted average remaining lease term for operating leases	8.8 years	9.4 years
Weighted average discount rate used in the measurement of lease liabilities	2.53%	2.54%
The following table is a summary of the Company’s components of net lease cost for the three and nine months ended September 30, 2025 and 2024. The variable lease cost primarily represents variable payments such as common area maintenance and utilities.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Operating lease cost	$891	$882	$2,669	$2,635
Variable lease cost	64	75	223	233
Total lease cost included as a component of occupancy and equipment	$955	$957	$2,892	$2,868
The following table presents supplemental cash flow information related to operating leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$949	$923	$2,864	$2,792

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Future undiscounted lease payments for operating leases with initial terms of one year or more as of September 30, 2025 are as follows:

Through September 30,	(In thousands)
2026	$3,317
2027	3,196
2028	2,967
2029	2,778
2030	2,581
Thereafter	10,916
Total undiscounted lease payments	25,755
Less: imputed interest	2,608
Total	$23,147
NOTE 6 – DEPOSITS
Deposits at September 30, 2025 and December 31, 2024 are summarized as follows:

	September 30, 2025	December 31, 2024
	(In thousands)
Non-interest bearing deposits	$24,951	$26,001
NOW and demand accounts	457,072	369,554
Savings	222,137	240,426
Time deposits	789,220	707,339
Total	$1,493,380	$1,343,320
Money market accounts are included within the NOW and demand accounts and savings captions. Included in time deposits are brokered deposits totaling $275.0 million at September 30, 2025 and $155.0 million at December 31, 2024.

Time deposits mature as follows for the years ending December 31:

(In thousands)
Remainder of 2025	$471,991
2026	305,804
2027	4,895
2028	2,744
2029	1,573
2030	2,213
$789,220

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
At September 30, 2025, the principal balance on the ESOP loan was $19.9 million. There were no contributions to the ESOP during the three and nine months ended September 30, 2025, as loan payments are made annually during the fourth quarter of each year. ESOP shares are committed to be released from unallocated and compensation expense is recognized over the service period.
At September 30, 2025 and December 31, 2024, there were 1,916,712 unallocated shares and 365,088 shares allocated to participants. The fair value of unallocated shares at September 30, 2025 and December 31, 2024 was $17.4 million and $18.8 million, respectively, computed using the closing trading price of the Company’s common stock on each date.
For the three months ended September 30, 2025 and 2024, ESOP compensation expense for the shares committed to be released from unallocated was $199 thousand and $236 thousand, respectively. ESOP compensation expense for the shares committed to be released from unallocated for the nine months ended September 30, 2025 and 2024 was $643 thousand and $653 thousand, respectively. Shares committed to be released from unallocated was 22,818 and 68,454 for both the three and nine months ended September 30, 2025 and 2024, respectively.
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
During the three and nine months ended September 30, 2025, the Company granted to certain employees, under the 2022 Equity Plan, 10,000 and 38,500 restricted stock awards with a total grant-date fair value of $97 thousand and $367 thousand, respectively. Of these grants, 28,500 and 10,000, respectively, vest ratably over a three and five year period, respectively.
There were no performance shares granted during the nine months ended September 30, 2025.

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the third quarter 2024, there were 10,000 restricted stock awards with a grant date fair value of $109 thousand vesting ratably over a three year period. There were no performance-based restricted stock awards granted during the three months ended September 30, 2024. During the nine months ended September 30, 2024, the Company granted to directors and employees, under the 2022 Equity Plan, 184,625 restricted stock awards with a total grant-date fair value of $1.8 million. Of these grants, 2,900 vest one year from the date of grant, 19,255 and 162,470 vest in equal installments over five and six years, respectively, beginning one year from the date of grant.
During the nine months ended September 30, 2024, the Company granted 193,070 performance-based restricted stock awards to its officers with a total grant date fair value of $1.8 million. Vesting of the performance-based restricted stock units will be based on achievement of certain levels of loan growth, deposit growth and net interest margin and will convert to a four-year time vest after the three-year measurement period ending December 31, 2026. At the end of the performance period, the number of actual shares to be awarded may vary between 0% and 100% of target amounts.
The following is a summary of the Company’s restricted stock shares activity and related information for the nine months ended September 30, 2025:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Outstanding - December 31, 2024	786,764	$10.78
Granted	38,500	9.54
Forfeited	(61,905)	10.40
Vested	(132,632)	11.22
Outstanding - September 30, 2025	630,727	$10.65
Expected future expense relating to the non-vested restricted shares outstanding as of September 30, 2025 is $5.8 million over a weighted average period of 3.7 years.
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
No stock options were granted during the three and nine months ended September 30, 2025. There were no stock options granted during the third quarter of 2024 and there were 48,133 stock options granted during the first nine months of 2024. The fair value of stock options granted during the nine months ended September 30, 2024 were estimated utilizing the Black-Scholes option pricing model: an expected life of 6.50 years, risk-free rate of 3.94%, volatility of 32.26% and a dividend yield of 0.84%. Due to the limited historical information of the Company’s stock, management considered the weighted historical volatility of the Company and similar entities for an appropriate period in determining the volatility rate used in the estimation of fair value. The expected life of the stock option was estimated using the simplified method. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company recognizes compensation expense for the fair values of these awards, which have straight-line vesting, on a straight-line basis over the requisite service period of the awards. Upon exercise of vested options, management expects to draw on treasury stock as the source for shares.

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the Company’s stock option activity and related information for the nine months ended September 30, 2025:

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Outstanding - December 31, 2024	2,291,686	$4.09	$11.57	8.8
Forfeited	(108,215)	4.25	11.69
Expired	(45,285)	4.25	11.69
Outstanding - September 30, 2025	2,138,186	$4.08	$11.56	7.1
Exercisable - September 30, 2025	829,661
Expected future expense relating to the non-vested options outstanding as of September 30, 2025 is $4.5 million over a weighted average period of 3.5 years.
The following table presents the share-based compensation expense for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Stock option expense	$357	$373	$1,048	$1,087
Restricted stock expense	444	438	1,282	1,261
Total share-based compensation expense	$801	$811	$2,330	$2,348
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
The Company had interest rate swaps with notional amounts totaling $526.0 million and $349.0 million at September 30, 2025, and December 31, 2024, respectively. As of September 30, 2025 and December 31, 2024, they were designated as cash flow hedges of certain Federal Home Loan Bank (“FHLB”) advances and brokered deposits. They were determined to be highly effective during all periods presented. The Company expects the hedges to remain highly effective during the remaining terms of the swaps.
Summary information about the interest rate swaps designated as cash flow hedges as of period-end is as follows:

	September 30, 2025	December 31, 2024
	(Dollars in thousands)
Notional amounts	$526,000	$349,000
Weighted average pay rates	3.30%	3.12%
Weighted average receive rates	4.34%	4.62%
Weighted average maturity	2.0 years	2.4 years

Gross unrealized gain included in other assets	$4,195	$8,817
Gross unrealized loss included in other liabilities	2,400	453
Unrealized gains, net	$1,795	$8,364

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company held $1.1 million and $9.0 million at September 30, 2025 and December 31, 2024, respectively, of cash collateral pledged from the counterparty for these interest-rate swaps and had no securities or cash pledged to the counterparty.
Interest income or expense recorded on these swap transactions is reported as a component of interest expense on FHLB advances or brokered deposits. Interest income during the three months ended September 30, 2025 and 2024 totaled $1.4 million and $1.6 million, respectively. Interest income during the nine months ended September 30, 2025 and 2024 totaled $3.7 million and $4.9 million, respectively. At September 30, 2025, the Company expected $1.3 million of the unrealized gain to be reclassified as a reduction to interest expense during the remainder of 2025.
Cash Flow Hedge
The effect of cash flow hedge accounting on accumulated other comprehensive income for the three and nine months ended September 30, 2025 and 2024 is as follows:

	Amount of Loss Recognized in OCI (Net of Tax) on Derivative (1)	Location of Loss Reclassified from OCI into Income/(Expense)	Amount of Gain Reclassified from OCI to Expense
	(In thousands)
Three months ended September 30, 2025
Interest rate contracts	$(1,217)	Interest Expense	$1,362

Three months ended September 30, 2024
Interest rate contracts	$(6,320)	Interest Expense	$1,620

Nine Months Ended September 30, 2025
Interest rate contracts	$(6,568)	Interest Expense	$3,704

Nine Months Ended September 30, 2024
Interest rate contracts	$(3,579)	Interest Expense	$4,882
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
The following table presents the components of other comprehensive income both gross and net of tax, inclusive of a deferred tax valuation allowance, for the periods indicated:

	Three Months Ended September 30,
	2025			2024
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
	(In thousands)
Unrealized gain on securities available-for-sale:
Unrealized gain arising during the period	$2,890	$—	$2,890	$8,568	$—	$8,568
Unrealized (loss) gain on cash flow hedge:
Unrealized loss arising during the period	(2,580)	—	(2,580)	(7,940)	—	(7,940)
Reclassification adjustment for gain included in net loss	1,362	—	1,362	1,620	—	1,620
Total loss	(1,218)	—	(1,218)	(6,320)	—	(6,320)
Post-retirement plans:
Reclassification adjustment for amortization of:
Net actuarial gain	4	—	4	3	—	3
Total other comprehensive income	$1,676	$—	$1,676	$2,251	$—	$2,251

	Nine Months Ended September 30,
	2025			2024
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
	(In thousands)
Unrealized gain on securities available-for-sale:
Unrealized gain arising during the period	$8,640	$—	$8,640	$7,820	$—	$7,820
Unrealized (loss) gain on cash flow hedge:
Unrealized loss arising during the period	(10,273)	—	(10,273)	(8,461)	—	(8,461)
Reclassification adjustment for gain included in net loss	3,704	—	3,704	4,882	—	4,882
Total loss	(6,569)	—	(6,569)	(3,579)	—	(3,579)
Post-retirement plans:
Reclassification adjustment for amortization of:
Net actuarial gain	14	—	14	7	—	7
Total other comprehensive income	$2,085	$—	$2,085	$4,248	$—	$4,248

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the changes in accumulated other comprehensive loss by component, net of tax, inclusive of a deferred tax valuation allowance, for the periods indicated:

	Unrealized Gains on Cash Flow Hedges	Unrealized Losses on Available-for-Sale Securities	Post-Retirement Plans	Total
	(In thousands)
Balance at June 30, 2025	$3,012	$(21,676)	$119	$(18,545)
Other comprehensive (loss) income before reclassification	(2,580)	2,890	—	310
Amounts reclassified from accumulated other comprehensive income	1,362	—	4	1,366
Net current period other comprehensive (loss) gain	(1,218)	2,890	4	1,676
Balance at September 30, 2025	$1,794	$(18,786)	$123	$(16,869)

	Unrealized Gains on Cash Flow Hedges	Unrealized Losses on Available-for-Sale Securities	Post-Retirement Plans	Total
	(In thousands)
Balance at June 30, 2024	$10,323	$(31,447)	$241	$(20,883)
Other comprehensive (loss) income before reclassification	(7,940)	8,568	—	628
Amounts reclassified from accumulated other comprehensive income	1,620	—	3	1,623
Net current period other comprehensive (loss) gain	(6,320)	8,568	3	2,251
Balance at September 30, 2024	$4,003	$(22,879)	$244	$(18,632)

	Unrealized Gains on Cash Flow Hedges	Unrealized Losses on Available-for-Sale Securities	Post-Retirement Plans	Total
	(In thousands)
Balance at December 31, 2024	$8,363	$(27,426)	$109	$(18,954)
Other comprehensive (loss) income before reclassification	(10,273)	8,640	—	(1,633)
Amounts reclassified from accumulated other comprehensive income	3,704	—	14	3,718
Net current period other comprehensive (loss) gain	(6,569)	8,640	14	2,085
Balance at September 30, 2025	$1,794	$(18,786)	$123	$(16,869)

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Unrealized Gains on Cash Flow Hedges	Unrealized Losses on Available-for-Sale Securities	Post-Retirement Plans	Total
	(In thousands)
Balance at December 31, 2023	$7,582	$(30,699)	$237	$(22,880)
Other comprehensive (loss) income before reclassification	(8,461)	7,820	—	(641)
Amounts reclassified from accumulated other comprehensive income	4,882	—	7	4,889
Net current period other comprehensive gain (loss)	(3,579)	7,820	7	4,248
Balance at September 30, 2024	$4,003	$(22,879)	$244	$(18,632)
The following table presents information about amounts reclassified from accumulated other comprehensive loss to the consolidated statements of income for the periods indicated:

Details about Accumulated Other Comprehensive Income Components	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Statement Where Net Income is Presented
	2025	2024	2025	2024
	(In thousands)
Losses on cash flow hedges:
Interest rate contracts	$(1,362)	$(1,620)	$(3,704)	$(4,882)	Interest expense
Amortization of post-retirement plan items:
Net actuarial loss	(4)	(3)	(14)	(7)	Compensation and employee benefits
Total tax effect (1)	—	—	—	—	Income tax expense
Total reclassification for the period, net of tax	$(1,366)	$(1,623)	$(3,718)	$(4,889)
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

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the fair value of assets and liabilities as of September 30, 2025:

		Fair Value Measurements at September 30, 2025, Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Measured on a recurring basis:
Financial assets
Securities available-for-sale:
U.S. Treasury notes	$45,816	$45,816	$—	$—
Corporate bonds	57,606	—	57,606	—
U.S. Government agency obligations	605	605	—	—
Obligations issued by U.S. states and their political subdivisions	6,088	—	6,088	—
Mortgage-backed securities:
Residential	142,412	—	142,412	—
Multifamily	17,481	—	17,481	—
Asset-backed securities	3,933	—	3,933	—
Total securities available-for-sale	273,941	46,421	227,520	—
Derivatives (included in other assets)	4,195	—	4,195	—
Total financial assets measured on a recurring basis	$278,136	$46,421	$231,715	$—
Financial liabilities
Derivatives (included in other liabilities)	$2,400	$—	$2,400	$—

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

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the book value, fair value, and placement in the fair value hierarchy of financial instruments not recorded at fair values in their entirety on a recurring basis on the Company’s consolidated balance sheets at September 30, 2025 and December 31, 2024. The fair value measurements presented are consistent with Topic 820, Fair Value Measurement, in which fair value represents exit price.
These tables exclude financial instruments for which the carrying amount approximates fair value. Financial instruments for which the carrying amount approximates fair value include cash and cash equivalents, other investments, non-maturity deposits, overnight borrowings and accrued interest, which are excluded from the table below.
The carrying amounts and fair value of financial instruments not carried at fair value, at September 30, 2025 and December 31, 2024, are as follows:

		Fair Value Measurements at September 30, 2025, Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Book Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Measured on a non-recurring basis:
Financial assets
Securities held-to-maturity:
Corporate bonds	$18,600	$—	$17,316	$—
Asset-backed securities	8,550	—	8,003	—
Securities held-to-maturity	27,150	—	25,319	—
Loans, net	1,701,081	—	—	1,636,784
Financial liabilities
Time deposits	789,220	—	787,901	—
FHLB advances	301,000	—	301,328	—
		Fair Value Measurements at December 31, 2024, Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Book Value	(Level 1)	(Level 2)	(Level 3)
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

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – REVENUE FROM CONTRACTS WITH CUSTOMERS AND OTHER INCOME
All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income in the statements of operations.
The following table presents the Company’s sources of revenue from contracts with customers for the three and nine months ended September 30, 2025 and 2024, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Service charges on deposits	$53	$49	$179	$173
Interchange income	141	137	405	404
Total revenue from contracts with customers	$194	$186	$584	$577
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

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Income in thousands, except share data)
Net loss applicable to common shares	$(1,868)	$(4,041)	$(6,517)	$(9,224)
Shares
Average number of common shares outstanding	21,291,123	23,214,421	21,771,815	23,669,569
Less: Average unallocated ESOP shares	1,859,667	1,950,939	1,882,318	1,973,674
Average number of common shares outstanding used to calculate basic earnings per common share	19,431,456	21,263,482	19,889,497	21,695,895
Common stock equivalents	—	—	—	—
Average number of common shares outstanding used to calculate diluted earnings per common share	19,431,456	21,263,482	19,889,497	21,695,895
Loss per common share
Basic	$(0.10)	$(0.19)	$(0.33)	$(0.43)
Diluted	$(0.10)	$(0.19)	$(0.33)	$(0.43)
Excluded from the earnings per share calculation are anti-dilutive equity awards for the three and nine months ended September 30, 2025, totaling 1,070,872 and 1,089,051, respectively. For the three and nine months ended September 30, 2024, 889,399 and 1,247,575, respectively, were excluded from the earnings per share calculation. Due to the Company’s net loss for the three and nine months ended September 30, 2025 and 2024, the assumed vesting of outstanding restricted stock awards had an antidilutive effect on diluted earnings per share.
NOTE 13 - SEGMENT REPORTING
We conduct our operations through a single business segment. Substantially all of our interest and fees on loans and long-lived assets relate to our operations. Pursuant to FASB ASC 280, Segment Reporting, operating segments represent components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s Chief Executive Officer, who has been identified as the chief operating decision maker, in determining how to allocate resources and in assessing performance. The chief operating decision maker uses a variety of measures to assess the performance of the business as a whole, depending on the nature of the activity. The Company generates revenue from several business channels. Those streams are organized by the types of partners we work with to reach our customers, with success principally measured based on interest and fees on loans, loan receivables, active accounts and other sales metrics. Detailed profitability information of the nature that could be used to allocate resources and assess the performance and operations for each sales platform individually, however, is not used by our chief operating decision maker. Expense activities, including funding costs, credit losses and operating expenses, are not measured for each platform but instead are managed for the Company as a whole.

BLUE FOUNDRY BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table represents segment information for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income:
Loans	$20,608	$17,646	$59,263	$52,408
Taxable investment income	3,488	3,850	10,912	11,150
Non-taxable investment income	35	36	107	108
Total interest income	24,131	21,532	70,282	63,666
Interest expense:
Deposits	9,277	9,712	27,271	27,257
Borrowed funds	2,663	2,733	8,436	8,332
Total interest expense	11,940	12,445	35,707	35,589
Net interest income	12,191	9,087	34,575	28,077
Provision for (release of) credit losses	589	248	1,253	(1,049)
Net interest income after release of credit losses	11,602	8,839	33,322	29,126
Non-interest income:
Fees and service charges	276	272	808	897
Other income	140	115	407	477
Total non-interest income	416	387	1,215	1,374
Non-interest expense:
Compensation and benefits	8,026	7,306	23,684	22,490
Occupancy and equipment	2,162	2,230	6,674	6,684
Data processing	1,473	1,412	4,428	4,134
Other expense	2,225	2,319	6,268	6,416
Total non-interest expense	13,886	13,267	41,054	39,724
Loss before income tax expense	(1,868)	(4,041)	(6,517)	(9,224)
Income tax expense	—	—	—	—
Net loss	$(1,868)	$(4,041)	$(6,517)	$(9,224)
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section is intended to assist in the understanding of the financial performance of the Company and its subsidiaries through a discussion of our financial condition as of September 30, 2025, and our results of operations for the three and nine month periods ended September 30, 2025 and 2024. This section should be read in conjunction with the unaudited interim condensed consolidated financial statements and notes thereto of the Company appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements: changes in the interest rate environment that may reduce our margins and yields, the fair value of financial instruments or our level of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make; adverse changes in the securities or secondary mortgage markets; changes in monetary or fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; the impact of the federal government shutdown; general economic conditions, either nationally or in our market areas, that are worse than expected, including potential recessionary conditions, the imposition of tariffs or other domestic or international governmental policies and retaliatory responses; changes in the amount and trend of loan delinquencies and write-offs and changes in estimates and the methodology for calculating the allowance for credit losses; our ability to access cost-effective funding; fluctuations in real estate values and both residential and commercial real estate market conditions; demand for loans and deposits in our market area; our ability to implement and change our business strategies; competition among depository and other financial institutions; changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, capital requirements and insurance premiums; changes in the quality or composition of our loan or investment portfolios; technological changes that may be more difficult or expensive than expected; a failure or breach of our operational or security systems or infrastructure, including cyber-attacks; the inability of third-party providers to perform as expected; our ability to manage market risk, credit risk and operational risk in the current economic environment; our ability to enter new markets successfully and capitalize on growth opportunities; our ability to successfully integrate into our operations any assets, liabilities, customers, systems and management personnel we may acquire and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related there to; changes in consumer spending, borrowing and savings habits; changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the SEC or the Public Company Accounting Oversight Board; our ability to retain key employees; the current or anticipated impact of military conflict, terrorism or other geopolitical events; the ability of the U.S. Government to manage federal debt limits; and changes in the financial condition, results of operations or future prospects of issuers of securities that we own.
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
Comparison of Operating Results for the Three Months Ended September 30, 2025 and 2024
General. The Company recorded a net loss of $1.9 million for the three months ended September 30, 2025, compared to a net loss of $4.0 million for the three months ended September 30, 2024.
Interest Income. Interest income for the three months ended September 30, 2025 was $24.1 million, an increase of $2.6 million, or 12.1%, from $21.5 million for the three months ended September 30, 2024, largely driven by the increase in rates earned on interest-earning assets and the increase in the average balance of interest-earning assets. The yield on average interest-earning assets increased 35 basis points to 4.67% for the three months ended September 30, 2025 from 4.32% for the three months ended September 30, 2024.
Interest Expense. Interest expense was $11.9 million and $12.4 million for the three months ended September 30, 2025 and 2024, respectively, a decrease of $505 thousand driven by a decrease in average rates paid on time deposits of 93 basis points, partially offset by an increase in average balances of interest-bearing deposits of $128.3 million.
Net Interest Income. Net interest income increased $3.1 million to $12.2 million for the third quarter of 2025 from $9.1 million for the third quarter of 2024. Net interest rate spread increased 66 basis points to 1.95% and net interest margin increased 52 basis points to 2.34%.
Provision for Credit Losses. The Company recorded a $589 thousand provision for credit losses for the third quarter of 2025, compared to $248 thousand for the same period of 2024. The provision included an increase in the allowance for credit losses (“ACL”) on loans, off-balance-sheet commitments, and held-to-maturity securities of $555 thousand, $24 thousand, and $10 thousand, respectively. The increase in provision was primarily driven by deterioration in the economic variable forecasts. As of September 30, 2025 and 2024, the ACL on loans as a percentage of total loans was 0.81% and 0.84%, respectively.
Non-interest Income. Non-interest income totaled $416 thousand and $387 thousand for the third quarters of 2025 and 2024, respectively, an increase of $29 thousand when comparing the two periods.
Non-interest Expense. Non-interest expense was $13.9 million for the third quarter of 2025, an increase of $619 thousand primarily driven by an increase of $720 thousand in compensation and benefits due to increases in variable compensation accruals, partially offset by a $68 thousand decrease in occupancy and equipment expenses.
Income Tax Expense. The Company did not record a tax benefit for the loss incurred during the current or previous year quarter due to the full valuation allowance required on its deferred tax assets. The Company’s current tax position reflects the previously established full valuation allowance on its deferred tax assets. At September 30, 2025, the valuation allowance on deferred tax assets was $25.3 million.
On July 4, 2025, the “One Big Beautiful Bill” (“OBBB”) was enacted into law. The legislation includes a number of significant tax-related provisions, including changes affecting corporate tax incentives, international tax provisions and various business credits and deductions. The Company has evaluated the impact of the OBBB on its financial statements and, based on its assessment, has determined the legislation will not have a material impact.

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

	Three Months Ended September 30,
	2025			2024
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
Assets:
Loans (1)	$1,684,075	$20,608	4.89%	$1,548,962	$17,646	4.53%
Mortgage-backed securities	179,954	1,241	2.76%	181,596	1,186	2.60%
Other investment securities	146,726	1,557	4.24%	173,008	1,527	3.51%
FHLB stock	16,640	331	7.97%	17,666	406	9.15%
Cash and cash equivalents	39,505	394	3.99%	61,507	767	4.96%
Total interest-earning assets	2,066,900	24,131	4.67%	1,982,739	21,532	4.32%
Non-interest earning assets	61,565			61,787
Total assets	$2,128,465			$2,044,526
Liabilities and shareholders' equity:
NOW, savings, and money market deposits	$662,312	$2,504	1.50%	$598,048	$1,925	1.28%
Time deposits	752,613	6,773	3.57%	688,570	7,787	4.50%
Interest-bearing deposits	1,414,925	9,277	2.60%	1,286,618	9,712	3.00%
FHLB advances	324,043	2,663	3.29%	347,076	2,733	3.13%
Total interest-bearing liabilities	1,738,968	11,940	2.72%	1,633,694	12,445	3.03%
Non-interest bearing deposits	25,559			23,421
Non-interest bearing other	43,513			43,713
Total liabilities	1,808,040			1,700,828
Total shareholders' equity	320,425			343,698
Total liabilities and shareholders' equity	$2,128,465			$2,044,526
Net interest income		$12,191			$9,087
Net interest rate spread (2)			1.95%			1.29%
Net interest margin (3)			2.34%			1.82%
(1) Average loan balances are net of deferred loan fees and costs, premiums and discounts and include non-accrual loans.
(2) Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(3) Net interest margin represents net interest income divided by average interest-earning assets.

Comparison of Operating Results for the Nine Months Ended September 30, 2025 and 2024
General. The Company recorded a net loss of $6.5 million and $9.2 million for the nine months ended September 30, 2025 and 2024, respectively.
Interest Income. Interest income totaled $70.3 million and $63.7 million for the nine months ended September 30, 2025 and 2024, respectively. This represents an increase of $6.6 million, or 10.4%, driven primarily by increases in average loan balances and rates earned on most categories of interest-earning assets. The yield on average interest-earning assets increased 29 basis points to 4.59% for the nine months ended September 30, 2025, from 4.30% for the same period in 2024. Average interest-earning assets increased $70.8 million from the prior year period to $2.04 billion for the nine months ended September 30, 2025.
Interest Expense. For the nine months ended September 30, 2025 and 2024, interest expense totaled $35.7 million and $35.6 million, respectively, an increase of $118 thousand, due primarily to increases in the average balance of time deposits, partially offset by the decrease in rates paid on interest-bearing liabilities. Average interest-bearing liabilities increased $95.8 million when compared to the 2024 period. The cost of time deposits decreased 62 basis points to 3.74%, while the cost of FHLB advances and NOW, savings and money market deposits increased by 18 basis points and 14 basis points, respectively, for the nine months ended September 30, 2025 from the same period in 2024.
Net Interest Income. Net interest income increased $6.5 million to $34.6 million for the nine months ended September 30, 2025 from $28.1 million for the year-to-date period in 2024. Net interest rate spread was 1.80% for the nine months ended September 30, 2025 compared to 1.37%, an increase of 43 basis points. For the nine months ended September 30, 2025 and 2024, the net interest margin was 2.26% and 1.90%, respectively, an increase of 36 basis points.
Provision for Credit Losses. The Company recorded provision for credit losses totaling $1.3 million for the nine months ended September 30, 2025 and a release of provision for credit losses totaling $1.0 million for the same period in 2024. For the nine months ended September 30, 2025, the provision on loans, off-balance-sheet exposures, and held-to-maturity securities totaled $905 thousand, $346 thousand, and $2 thousand, respectively. The increase in the provision for credit losses on loans was primarily driven by an increase in loan balances and deterioration in the economic variable forecasts. Additionally, the provision on off-balance-sheet commitments was due to an increase in unused lines and uncancellable loan commitments.
Non-interest Income. For the nine months ended September 30, 2025 and 2024, non-interest income was $1.2 million and $1.4 million, respectively. The decrease of $159 thousand was due, in part, to a gain on sale of REO property of $123 thousand recorded in the 2024 period that did not occur in the 2025 period.
Non-interest Expense. Non-interest expense totaled $41.1 million and $39.7 million for the nine months ended September 30, 2025 and 2024, respectively, an increase of $1.3 million. The increase was primarily driven by increases of $1.2 million in compensation and benefits expense due to increases in variable compensation accruals. Additionally, data processing expense, advertising and professional services increased by $294 thousand, $133 thousand and $103 thousand, respectively.
Income Tax Expense. The Company did not record a tax benefit for the loss incurred during the first nine months of the current or previous year due to the full valuation allowance required on its deferred tax assets. The Company’s current tax position reflects the previously established full valuation allowance on its deferred tax assets. At September 30, 2025, the valuation allowance on deferred tax assets was $25.3 million.

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

	Nine Months Ended September 30,
	2025			2024
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
Assets:
Loans (1)	$1,644,670	$59,263	4.80%	$1,551,734	$52,408	4.50%
Mortgage-backed securities	184,746	3,838	2.77%	169,765	3,022	2.37%
Other investment securities	154,705	4,883	4.21%	177,455	4,867	3.65%
FHLB stock	17,266	1,079	8.33%	18,335	1,345	9.77%
Cash and cash equivalents	41,553	1,219	3.91%	54,810	2,024	4.92%
Total interest-earning assets	2,042,940	70,282	4.59%	1,972,099	63,666	4.30%
Non-interest earning assets	61,381			59,245
Total assets	$2,104,321			$2,031,344
Liabilities and shareholders' equity:
NOW, savings, and money market deposits	$641,361	$6,778	1.41%	$608,677	$5,816	1.27%
Time deposits	732,283	20,493	3.74%	654,639	21,441	4.36%
Interest-bearing deposits	1,373,644	27,271	2.65%	1,263,316	27,257	2.87%
FHLB advances	338,042	8,436	3.33%	352,544	8,332	3.15%
Total interest-bearing liabilities	1,711,686	35,707	2.79%	1,615,860	35,589	2.93%
Non-interest bearing deposits	25,286			24,992
Non-interest bearing other	42,015			42,120
Total liabilities	1,778,987			1,682,972
Total shareholders' equity	325,334			348,372
Total liabilities and shareholders' equity	$2,104,321			$2,031,344
Net interest income		$34,575			$28,077
Net interest rate spread (2)			1.80%			1.37%
Net interest margin (3)			2.26%			1.90%
(1) Average loan balances are net of deferred loan fees and costs, premiums and discounts and include non-accrual loans.
(2) Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(3) Net interest margin represents net interest income divided by average interest-earning assets.

Comparison of Financial Condition at September 30, 2025 and December 31, 2024
Total Assets. Total assets were $2.16 billion and $2.06 billion at September 30, 2025 and December 31, 2024, respectively.
Cash and cash equivalents. Cash and cash equivalents increased $1.6 million, or 3.7%, to $44.1 million at September 30, 2025 from $42.5 million at December 31, 2024.
Securities available-for-sale. Securities available-for-sale decreased $23.1 million, or 7.8%, to $273.9 million at September 30, 2025 from $297.0 million at December 31, 2024, due to maturities, calls and pay downs, partially offset by purchases and an $8.6 million improvement in the unrealized loss position.
Securities held-to-maturity. Held-to-maturity securities decreased $6.0 million or 18.2% to $27.1 million at September 30, 2025 from $33.1 million at December 31, 2024, due to pay downs in the portfolio.
Gross Loans. Gross loans held for investment increased by $131.4 million to $1.71 billion at September 30, 2025, from $1.58 billion at December 31, 2024. Consumer and commercial real estate loans increased $114.5 million and $57.4 million, respectively. Partially offsetting these increases were decreased construction and multifamily loans of $25.0 million and $23.8 million, respectively. During the first nine months of 2025, the Company purchased residential loans totaling $35.3 million. In addition, the Bank purchased consumer loans totaling $123.8 million from BHG. These loans have a reserve deposit account with the Bank, which Management has determined to be sufficient to cover any expected losses in the loan pools. At September 30, 2025, the Company has approximately $87.0 million, or 5.07% of total loans, in New York City multifamily loans that have some form of rent stabilization or rent control.
Non-performing loans totaled $11.4 million, or 0.7% of total loans compared to $5.1 million, or 0.3% of total loans at December 31, 2024. The increase in non-performing loans was primarily driven by one commercial credit for $5.3 million that has previously been disclosed as a special mention asset. Legal proceedings have commenced and we are seeking the appointment of a rent receiver. At this time, we do not believe any principal is at risk.
The following table presents loans at September 30, 2025 and December 31, 2024 allocated by loan category:

	September 30, 2025	December 31, 2024
	(In thousands)
Residential	$514,263	$518,243
Multifamily	647,269	671,116
Commercial real estate	317,079	259,633
Construction	60,543	85,546
Junior liens	29,694	25,422
Commercial and industrial	24,315	16,311
Consumer and other	121,752	7,211
Total loans	1,714,915	1,583,482
Less: Allowance for credit losses	13,834	12,965
Loans receivable, net	$1,701,081	$1,570,517
Total Deposits. Total deposits were $1.49 billion at September 30, 2025, an increase of $150.1 million, or 11.2%, from December 31, 2024. This change was driven by increases of $87.5 million in NOW and demand accounts and $81.9 million in time deposits, partially offset by a decrease in savings accounts of $18.3 million. Core deposits (defined as non-interest bearing checking, NOW and demand accounts and savings accounts) increased by $68.2 million since December 31, 2024 and represented 47.2% of total deposits at September 30, 2025, compared to 47.3% at December 31, 2024. Brokered deposits totaled $275.0 million and $155.0 million at September 30, 2025 and December 31, 2024, respectively. The increase in brokered deposits replaced the reduction in retail time deposits and funded loan originations. At September 30, 2025, total uninsured and uncollateralized deposits to third-party customers totaled $194.1 million.

The following table presents the totals of deposit accounts by account type, at the dates shown below:

	September 30, 2025	December 31, 2024
	(In thousands)
Non-interest bearing deposits	$24,951	$26,001
NOW and demand accounts (1)	457,072	369,554
Savings (1)	222,137	240,426
Core deposits	704,160	635,981
Time deposits	789,220	707,339
Total deposits	$1,493,380	$1,343,320
(1) Money market accounts are included within the NOW and demand accounts and savings captions.
Borrowings. The Company had $301.0 million and $339.5 million of borrowings at September 30, 2025 and December 31, 2024, respectively, a decrease of $38.5 million, or 11.3%. Borrowings consist solely of Federal Home Loan Bank of New York advances.
Total Shareholders’ Equity. Total shareholders’ equity decreased by $17.8 million, or 5.4%, to $314.4 million at September 30, 2025 compared to $332.2 million at December 31, 2024. The decrease was primarily driven by the repurchase of shares, including shares netted for income tax withholding on vested equity awards, at a cost of $16.3 million. Additionally, the year-to-date loss, partially offset by favorable changes in accumulated other comprehensive income and unallocated ESOP, contributed to the decrease in shareholders’ equity.
Derivatives. To help manage our interest rate position, the Company had $526.0 million in interest rate hedges at September 30, 2025, with a weighted average duration of 2.0 years. This represents an increase of $177.0 million from December 31, 2024, when interest rate hedges totaled $349.0 million with a weighted average duration of 2.4 years. See Note 8, Derivatives and Hedging Activities, of Notes to Consolidated Financial Statements in “Item 1- Financial Statements.”
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

The Company has entered into derivative financial instruments to reduce risk associated with interest rate volatility by matching asset maturities and liability maturities. These derivatives had an aggregate notional amount of $526.0 million as of September 30, 2025.
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
The following table sets forth, at September 30, 2025, the calculation of the estimated changes to the Bank’s net interest income, at the Bank level, that would result from the specified immediate changes in the United States Treasury yield curve. For purposes of this table, 100 basis points equals 1%.

	Net Interest Income
Change in Interest Rates (basis points)	Amount	Change	Percent
	(Dollars in thousands)
+200	$59,020	$3,060	5.5%
+100	57,563	1,603	2.9
0	55,960	—	—
-100	56,023	63	0.1
-200	56,156	196	0.4
The following table sets forth, at September 30, 2025, the calculation of the estimated changes in our net portfolio value, at the Bank level, that would result from the specified immediate changes in the United States Treasury yield curve. For purposes of this table, 100 basis points equals 1%.

	EVE			NPV as a Percent of Portfolio Value of Assets
Change in Interest Rates (basis points)	Estimated EVE	Estimated Increase (Decrease)
		Amount	Percent	NPV Ratio	Change
	(Dollars in thousands)
+200	$163,656	$(64,146)	(28.2)%	7.6%	(3.0)
+100	195,762	(32,040)	(14.1)	9.1	(1.5)
0	227,802	—	—	10.6	—
-100	258,594	30,792	13.5	12.0	1.4
-200	291,307	63,505	27.9	13.5	3.0
The tables above indicates that at September 30, 2025, in the event of an instantaneous 100 basis point increase in interest rates, we would experience a 14.1% decrease in EVE. In the event of an instantaneous 100 basis point decrease in interest rates, we would experience a 13.5% increase in EVE.

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
At September 30, 2025, we had $7.8 million in commitments to originate loans and unused lines of credit totaled $146.1 million. We anticipate that we will have sufficient funds available to meet our current loan origination and lines of credit commitments. Certificates of deposit that are scheduled to mature in less than one year from September 30, 2025 totaled $777.1 million, including $275.0 million of brokered time deposits. Management expects, based on historical experience, that a deposit relationship will be retained with a substantial portion of certificate holders. However, if a substantial portion of these deposits is not retained, we may borrow against our available borrowing capacity or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense. Available borrowing capacity at September 30, 2025 was $283.8 million with Federal Home Loan Bank of New York, a $109.4 million line of credit with the Federal Reserve Bank of New York and a $30.0 million unsecured line of credit with a correspondent bank. Total available borrowing capacity is 2.2x times total uninsured and uncollateralized deposits to third-party customers. The estimated fair market value of unencumbered securities totaled $178.4 million or 59.6% of the portfolio at September 30, 2025.
We are a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to originate loans, unused lines of credit and standby letters of credit, which involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. Our exposure to credit loss is represented by the contractual amount of the instruments. We use the same credit policies in making commitments that we do for on-balance sheet instruments. Management believes that our current sources of liquidity are more than sufficient to fulfill our obligations as of September 30, 2025 pursuant to off-balance-sheet arrangements and contractual obligations.

The Bank is subject to various regulatory capital requirements administered by the New Jersey Department of Banking and Insurance (“NJDOBI”) and the Federal Deposit Insurance Corporation (“FDIC”). At September 30, 2025, the Bank exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines.

	Actual		Minimum Capital Adequacy		For Classification With Capital Buffer		For Classification as Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2025
Common equity tier 1	$286,527	17.63%	$73,129	4.50%	$113,756	7.00%	$105,631	6.50%
Tier 1 capital	286,527	17.63%	97,505	6.00%	138,133	8.50%	130,007	8.00%
Total capital	300,964	18.52%	130,007	8.00%	170,634	10.50%	162,509	10.00%
Tier 1 (leverage) capital	286,527	13.36%	85,816	4.00%	N/A	N/A	107,270	5.00%
December 31, 2024
Common equity tier 1	$289,614	19.26%	$67,673	4.50%	$105,269	7.00%	$97,749	6.50%
Tier 1 capital	289,614	19.26%	90,230	6.00%	127,826	8.50%	120,307	8.00%
Total capital	302,834	20.14%	120,307	8.00%	157,903	10.50%	150,384	10.00%
Tier 1 (leverage) capital	289,614	13.98%	82,862	4.00%	N/A	N/A	103,577	5.00%
ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES. USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
The following table reports information regarding repurchases of our common stock during the quarter ended September 30, 2025, and the stock repurchase plan approved by our board of directors.

Period	Total Number of Shares Purchased (1) (2) (3)	Average Price paid Per Share	As part of Publicly Announced Plans or Programs	Yet to be Purchased Under the Plans or Programs
July	36,500	$8.88	36,500	1,036,629
August	659,812	9.05	159,812	876,817
September	142,099	9.43	141,076	735,741
Total	838,411	$9.10	337,388

(1)	On June 18, 2025, the Company adopted its sixth repurchase program to repurchase up to 1,082,533 shares, or 5%, of its outstanding common stock. The sixth repurchase program has no expiration date.
(2)
1,023 shares were withheld to cover income taxes related to restricted stock vesting under our 2022 Equity Plan. Shares withheld to pay income taxes are repurchased pursuant to the terms of the 2022 Equity Plan and not under our share repurchase program.

(3)	500,000 of the shares repurchased were part of a private transaction executed at a slight discount to the market price at the time.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
During the third quarter of 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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
101
The following materials from the Company’s Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE FOUNDRY BANCORP

Dated:	November 13, 2025	By:	/s/ James D. Nesci
James D. Nesci
Chief Executive Officer
(Principal Executive Officer)

Dated:	November 13, 2025	By:	/s/ Kelly Pecoraro
Kelly Pecoraro
Chief Financial Officer
(Principal Financial Officer)