Form 10-K
period 2025-12-31
Blue Foundry Bancorp
filed 2026-03-31
CIK 1846017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

As of March 26, 2026, there were 27,124,830 shares issued and 19,132,011 shares outstanding of the Registrant’s Common Stock, par value $0.01 per share.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to price at which the common equity was last sold on June 30, 2025 was $173.5 million.

DOCUMENTS INCORPORATED BY REFERENCE
None

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
These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of the Annual Report on Form 10-K.
The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:
•the expected timing and completion of our pending merger with Fulton Financial Corporation (“Fulton”)
•our ability to successfully integrate with Fulton;
•the impact of the merger on Fulton’s future condition and results of operations;
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
•the imposition of tariffs or other domestic or international governmental policies and any retaliatory responses;
•the impact of any federal government shutdown;
•changes in accounting policies and practices, as may be adopted by bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
•our ability to attract and retain key employees;
•cyber-attacks, computer viruses and other technological risks that may breach the security of our websites or other systems to obtain unauthorized access to confidential information and destroy data or disable our systems;
•repeat technological changes that may be more difficult or expensive to implement than expected;
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
•other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing products and services described elsewhere in the Annual Report on Form 10-K; and
•the current or anticipated impact of military conflict, terrorism or other geopolitical events.
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
The Company owns all of the outstanding common stock of the Bank, and as such, is a bank holding company subject to regulation by the Federal Reserve Board. At December 31, 2025, the Company had assets of $2.17 billion, net loans of $1.68 billion and deposits of $1.51 billion.
On November 24, 2025, the Company entered into a definitive merger agreement (the “merger agreement”) with Fulton Financial Corporation (“Fulton”) pursuant to which the companies will combine in an all-stock merger. Under the terms of the merger agreement, the Company will merge with and into Fulton (the “Merger”), with Fulton surviving the Merger. Following the Merger, around the time of systems conversion, Blue Foundry Bank, a New Jersey-chartered stock savings bank and wholly owned subsidiary of Blue Foundry, will merge with and into Fulton Bank, N.A. (“Fulton Bank”), a national banking association and wholly owned subsidiary of Fulton (the “Bank Merger” and, together with the Merger, the “Transaction”), with Fulton Bank continuing as the surviving bank in the Bank Merger. Following the closing of the Merger, Blue Foundry shareholders will receive 0.65 shares of Fulton’s common stock for each share of Blue Foundry stock they own as of the date of the Merger closing. The implied total transaction value based on closing prices on November 21, 2025, was approximately $243.0 million. The Transaction has been unanimously approved by the boards of directors of each company. On January 29, 2026, Blue Foundry’s shareholders approved the planned Merger with Fulton at a special meeting. In addition, all required regulatory approvals have been obtained for the Transaction. The Merger is expected to be completed on or around April 1, 2026, pending the satisfaction or waiver of the remaining customary closing conditions set forth in the merger agreement.
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

Blue Foundry Bank’s principal business consists of originating residential, multifamily and commercial real estate mortgages, construction, commercial and industrial loans and home equity loans and lines of credit in our principal market and surrounding areas. In addition, we occasionally lend outside of our branch network in more densely populated and metropolitan areas, adding diversification to our loan portfolio. We attract retail deposits from the general public in the areas surrounding our banking offices, through our borrowers, and through our online presence, offering a wide variety of deposit products. We also invest in securities. Our revenues are derived primarily from interest on loans and, to a lesser extent, interest on mortgage-backed and other investment securities. Our primary sources of funds are deposits, principal and interest payments on loans and securities and borrowings.
Blue Foundry Bank is subject to comprehensive regulation and examination by the New Jersey Department of Banking and Insurance (“NJDOBI”) and the Federal Deposit Insurance Corporation (“FDIC”). Our website address is www.bluefoundrybank.com. Information on this website is not and should not be considered a part of this Annual Report on Form 10-K.
Market Area
Our market area is primarily northern New Jersey. As of December 31, 2025, the Bank operates 20 full service banking offices in Bergen, Essex, Hudson, Middlesex, Morris, Passaic, and Union counties in New Jersey. The administrative offices of the Company and Bank are located at 7 Sylvan Way, Suite 200, Parsippany, New Jersey 07054. Our telephone number is (201) 939-5000.
The economy in our primary market area benefits from being varied and diverse, with a broad economic base. New Jersey, counted among the wealthiest states in the nation with an estimated population of 9.55 million, is considered one of the most attractive banking markets in the United States. Within our primary market areas, the Bank had less than 1% of bank deposit market share as of June 30, 2025, the latest date for which statistics are available.
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
After holding rates steady through the first half of 2025, the Federal Reserve reduced the federal funds rate three times in the last four months of the year, totaling 75 basis points, to 3.75% at December 31, 2025. By year end 2025, inflation had declined to 2.8% from 2.9% at December 31, 2024.
Lending Activities
Historically, our lending activities have emphasized residential real estate loans and multifamily housing loans, and such loans continue to comprise the largest portion of our loan portfolio. We have shifted our focus to engage in more commercial-like lending to include commercial mortgage loans, construction loans and commercial and industrial (“C&I”) loans. C&I loans include C&I revolvers, term loans and Small Business Administration (“SBA”) 7a loans. Subject to market conditions and our asset-liability analysis, we expect to continue to focus on commercial real estate and traditional C&I lending as part of our effort to diversify the loan portfolio and increase the overall yield earned on our loans. We compete for loans by offering high quality personalized service, providing convenience and flexibility, timely responses on loan applications, and by offering competitive pricing. Additionally, during 2025, we increased our portfolio of purchased unsecured consumer loans that have a reserve deposit account from the seller with the Bank, which management has determined to be sufficient to cover any expected losses in the purchased loan pools. These loans provide a reasonable yield with minimal expected exposure to credit loss.
Loan Portfolio Composition. The following table sets forth the composition of the loan portfolio at the dates indicated.

	December 31, 2025		December 31, 2024
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential	$510,583	30.20%	$518,243	32.72%
Multifamily	641,027	37.92	671,116	42.38
Commercial real estate	306,096	18.11	259,633	16.40
Construction and land	51,353	3.04	85,546	5.40
Junior liens	31,008	1.83	25,422	1.61
Commercial and Industrial	24,159	1.43	16,311	1.03
Consumer and other	126,306	7.47	7,211	0.46
Total loans	$1,690,532	100.00%	$1,583,482	100.00%
Loan Maturity. The following tables set forth certain information at December 31, 2025 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The tables do not include any estimate of prepayments that significantly shorten the average loan life and may cause actual repayment experience to differ from that shown below. The amounts shown below include unearned loan origination fees and costs, and unamortized premium and discounts, net.

	Amounts due in
	One year or less	More than one year through five years	More than five years through fifteen years	More than fifteen years	Total
	(In thousands)
Residential	$—	$4,489	$122,357	$383,737	$510,583
Multifamily	349	72,359	455,808	112,511	641,027
Commercial real estate	—	127,598	161,654	16,844	306,096
Construction	—	51,353	—	—	51,353
Junior liens	—	263	2,333	28,412	31,008
Commercial and industrial	2,002	6,990	14,463	704	24,159
Consumer and other	52	1	126,253	—	126,306
Total loans	$2,403	$263,053	$882,868	$542,208	$1,690,532
Fixed vs. Adjustable Rate Loans. The following table sets forth the dollar amount of all loans at December 31, 2025 that are due after December 31, 2026 and have either fixed interest rates or floating or adjustable interest rates. The amounts shown below include unearned loan origination fees and costs and unamortized premium and discounts, net.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In thousands)
Residential	$359,747	$150,836	$510,583
Multifamily	103,497	537,181	640,678
Commercial real estate	144,951	161,145	306,096
Construction	—	51,353	51,353
Junior liens	7,659	23,349	31,008
Commercial and industrial	9,668	12,489	22,157
Consumer and other	126,254	—	126,254
Total loans	$751,776	$936,353	$1,688,129
Residential Real Estate Loans. Our residential loan portfolio consists of mortgage loans that enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the borrower. At December 31, 2025, residential real estate loans totaled $510.6 million, or 30.2% of our total loan portfolio, and consisted of $359.7 million of fixed-rate loans and $150.8 million of adjustable-rate loans.
We offer fixed-rate and adjustable-rate residential real estate loans with maturities up to 30 years. The residential mortgage loans we are currently originating are generally underwritten according to Fannie Mae and Freddie Mac guidelines and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits. We currently originate loans above the conforming limits up to a maximum amount of $3.0 million, which are referred to as “jumbo loans.” We generally underwrite jumbo loans, whether originated or purchased, in a manner similar to conforming loans. At December 31, 2025, our largest residential loan totaled $3.7 million, is secured by single family home located on approximately 53 acres of property and was not performing in accordance with its original terms.
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
Multifamily Loans. At December 31, 2025, we had $641.0 million in multifamily loans, representing 37.9% of our total loan portfolio. Our multifamily loans are secured primarily by apartment buildings having five or more units, most of which are located in our primary market area.
Currently, we originate multifamily loans with maximum terms of 10 years based on amortization periods between 25 and 30 years. We have a portfolio of legacy multifamily loans with initial terms up to 30 years. We generally limit loan-to-value ratios to less than 75% of the appraised value of the property for multifamily loans. Our multifamily loans are offered with fixed and adjustable rate interest terms. All multifamily loans are subject to our underwriting procedures and guidelines.
Repayment of multifamily loans is primarily dependent on cash flow from the collateral property sufficient to satisfy operating expenses and debt service. Future increases in interest rates, increases in vacancy rates on multifamily residential or commercial buildings and other economic events, such as unemployment rates, which are outside the control of the borrower, or the Bank, could negatively impact the future net operating income of such properties. Similarly, government regulations, such as the existing New York City Rent Regulation and Rent Stabilization laws, could limit future increases in the revenue from these buildings. As of December 31, 2025, the Company has approximately $86.5 million, or 5.1% of total loans, in New York multifamily loans that have some form of rent stabilization or rent control. At December 31, 2025, our largest multifamily loan totaled $23.3 million and was performing in accordance with its original terms.
Commercial Real Estate Loans. At December 31, 2025, we had $306.1 million in commercial real estate loans, representing 18.1% of our total loan portfolio. Our commercial real estate loans are secured primarily by industrial facilities, retail facilities and other commercial properties, most of which are located in our primary market area. Of these loans, $113.8 million, or 37.2%, are owner-occupied.
At December 31, 2025, our total commercial real estate loan portfolio was comprised of less than 2% in office space, none of which was in New York City.
Commercial real estate loans are underwritten to asset specific guidelines in accordance to policy with the loan-to-value ratio limit generally being 75% of the appraised value of the property. At December 31, 2025, our largest commercial real estate loan totaled $23.4 million and was secured by a grocery-anchored shopping center. At December 31, 2025, this loan was performing in accordance with its original terms.
Construction Loans. We make construction loans, primarily to contractors and builders of multifamily and mixed-use projects and other commercial and industrial real estate projects. At December 31, 2025, our construction loans totaled $51.4 million, representing 3.0% of our total loan portfolio and our largest construction loan totaled $9.2 million, secured by a multi-family project. At December 31, 2025, this loan was performing in accordance with its original terms. Once a construction project is satisfactorily completed, we may look to provide permanent financing.

Junior Liens. Our junior liens consist primarily of home equity loans and lines of credit. At December 31, 2025, junior liens totaled $31.0 million, or 1.8% of our total loan portfolio.
Home equity loans and lines of credit are multi-purpose loans used to finance various home or personal needs, where a one-to-four family primary or secondary residence serves as collateral. We generally originate home equity loans and lines of credit of up to $500,000 with a maximum loan-to-value ratio of 75% (70% if the loan is for a condo) and terms of up to 20 years. Home equity lines of credit have adjustable rates of interest that are based on the prime rate, as published in The Wall Street Journal. Home equity lines of credit are secured by residential real estate in a first or second lien position. At December 31, 2025, our largest junior lien totaled $400 thousand and was performing in accordance with its original terms.
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
Commercial and Industrial Loans. We typically originate commercial business loans on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business, the experience and stability of the borrower’s management team, earnings projections, and the value and marketability of any collateral securing the loan. Business loans and lines of credit inherently have more risk of loss than real estate secured loans, in part because business loans may be more complex to underwrite than mortgages, and some of the loans or portions thereof may be unsecured. These loans are more likely to be reliant on the cashflow and solvency of the business. The value of collateral may not be adequate to cover the value of the loan and may be severely impacted by the performance of the business. If a decline in economic conditions or other issues cause difficulties for our business borrowers or we fail to evaluate the credit of the loan accurately when we underwrite the loan, it could result in delinquencies or defaults and a material adverse effect on our business, results of operations or financial condition. Commercial and industrial loans are generally secured by a variety of collateral, primarily accounts receivable, inventory and equipment. As a result, the availability of funds for the repayment of commercial and industrial loans may be substantially dependent on the success of the business itself and the general economic environment in our market area. Therefore, commercial and industrial loans that we originate may have greater credit risk than residential real estate loans. In addition, commercial and industrial loans generally require substantially greater evaluation and oversight efforts.
The Bank is a certified SBA lender and is a participant in SBA lending programs which typically provides guarantees of up to 75% of the principal on the underlying loans. We provide loans under the 7(a) Loan Program, the SBA’s most common loan program. We may sell a portion of these loans in the secondary market.
At December 31, 2025, we had $24.2 million of commercial and industrial loans. Commercial and industrial loans represent 1.4% of our total loan portfolio. We offer term loans, lines of credit and revolving lines of credit with varying maturity terms to small businesses in our market area to finance short-term working capital needs such as accounts receivable and inventory. Our commercial lines of credit are typically structured with variable rates. We generally obtain personal guarantees with respect to all commercial and industrial loans. At December 31, 2025, the average loan size of our commercial and industrial loans was $1.1 million, and our largest outstanding commercial and industrial loan balance was a $11.9 million conventional C&I term loan to an organization that provides meals for medicare and medicaid patients. This loan was performing in accordance with its repayment terms at December 31, 2025.
Consumer Loans. Our consumer loans consist primarily of purchases and a consumer loan participation that was entered into during 2024. At December 31, 2025, consumer loans totaled $126.3 million, or 7.5% of the total loan portfolio.
We participate or purchase consumer loans from a national company that specializes in loans to professionals. In underwriting the loans, we review credit scores, debt service coverage, debt to income, years in industry and other factors. As part of the purchase agreements, the seller is required to place funds on deposit with us equal to 3% of the purchase price of the loans. We have the right to draw from these funds in the event of a borrower default if the seller does not replace or repay the defaulted loan. At December 31, 2025, the largest consumer loan purchased totaled $291 thousand and was performing in accordance to its original terms.

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
During the years ended December 31, 2025 and 2024, loan originations totaled $192.6 million and $116.0 million, respectively.
We purchase whole loans and participate in loans originated by other institutions. Generally, our analysis for purchase and participation transactions follows underwriting policies as if we originated the loan directly. However, for loans that we participate in, we are subject to the lead financial institution’s policies and practices related to items such as monitoring, collection and default. At December 31, 2025, the outstanding balances of our loan participations where we are not the lead lender totaled $324.7 million, or 19.2% of our loan portfolio.
The Bank may purchase residential loans through its residential loan purchase program to supplement originations. All residential loans purchased were within New Jersey and were underwritten to FNMA standards, a comparable underwriting standard as internally-originated loans. Residential loan purchases totaled $46.5 million and $21.6 million for the years ended December 31, 2025 and 2024, respectively.
In addition, the Company acquired $137.8 million and $8.0 million in consumer loans during 2025 and 2024, respectively. The consumer loan portfolio primarily includes loans purchased from a national company that specializes in loans to professionals. These loans could be for business or personal purposes.
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
Loans to One Borrower. Pursuant to New Jersey law, the aggregate amount of loans that the Bank is permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of the Bank’s capital, surplus fund and undivided profits (25% if the amount in excess of 15% is secured by “readily marketable collateral”). At December 31, 2025, based on the 15% limitation, the Bank’s loans-to-one-borrower limit was approximately $45.1 million, our internal policy limit was $40.6 million, representing 90% of the 15% limit. On the same date, the Bank had no borrowers with outstanding balances in excess of this amount. At December 31, 2025, our largest loan relationship with a single borrower was for $32.8 million, which consisted of one loan secured by non-residential, non-owner occupied real estate and seven loans secured by multifamily real estate, each of which was performing in accordance with its terms.
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
Loans Past Due and Non-Performing Assets. Loans are reviewed on a regular basis. Management determines that a loan is impaired or non-performing when it is probable at least a portion of the loan will not be collected in accordance with the original terms due to a deterioration in the financial condition of the borrower or the value of the underlying collateral if the loan is collateral-dependent. When a loan is determined to be impaired, the measurement of the loan in the allowance for credit losses on loans is based on present value of expected future cash flows, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral less selling costs. Non-accrual loans are loans for which collectability is questionable and, therefore, interest on such loans will no longer be recognized on an accrual basis. All loans that become 90 days or more delinquent are placed on non-accrual status unless the loan is well secured and in the process of collection. At December 31, 2025 and 2024, there were no loans 90 days past due and still accruing interest. When loans are placed on non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received on a cash basis or cost recovery method.

Other Real Estate Owned (“REO”). When we acquire real estate as a result of foreclosure or a deed-in-lieu transaction, the real estate is classified as real estate owned. The real estate owned is recorded at the lower of carrying amount or fair value, less estimated costs to sell. Soon after acquisition, we order a new appraisal to determine the current market value of the property. Any excess of the recorded value of the loan over the market value of the property is charged against the allowance for credit losses on loans. Subsequent remeasurement resulting in a charge-off would be expensed in the current period. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell. At December 31, 2025 and 2024, the Company had no REO.
Delinquent Loans. The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	December 31, 2025				December 31, 2024
	60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in thousands)
Residential	1	$44	5	$4,002	2	$315	2	$3,892
Multifamily	1	1,036	3	5,669	—	—	—	—
Junior liens	—	—	1	144	—	—	1	149
Commercial and Industrial	—	—	—	—	1	563	2	15
Total	2	$1,080	9	$9,815	3	$878	5	$4,056
Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	December 31, 2025	December 31, 2024
	(Dollars in thousands)
Non-Performing Assets:
Non-accrual loans:
Residential	$5,021	$4,377
Multifamily	5,669	—
Junior liens	242	149
Commercial and Industrial	440	578
Total	11,372	5,104
Real estate owned	—	—
Total non-performing assets	$11,372	$5,104

Total non-performing loans to total loans	0.67%	0.33%
Total non-performing loans to total assets	0.55%	0.25%
Total non-performing assets to total assets	0.55%	0.25%

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
The following table sets forth our amounts of special mention and classified loans as of December 31, 2025 and 2024.

	December 31, 2025	December 31, 2024
	(In thousands)
Special mention	$748	$6,503
Substandard	11,458	5,222
Total	$12,206	$11,725
At December 31, 2025, special mention loans included one commercial real estate loan totaling $748 thousand that was performing in accordance with contractual terms. At December 31, 2025, substandard loans represent ten residential loans totaling $5.0 million, one commercial and industrial loan totaling $440 thousand, four multifamily loans totaling $5.8 million and three junior lien loans totaling $242 thousand. At December 31, 2024, special mention loans included one mixed-use, multifamily loan totaling $5.4 million, one commercial real estate loan totaling $828 thousand, two residential loans totaling $264 thousand and one junior lien loan totaling $43 thousand. As of December 31, 2024, these loans were all performing with terms. At December 31, 2024, substandard loans represent six residential loans totaling $4.4 million, three commercial and industrial loans totaling $578 thousand, one multifamily loan totaling $118 thousand and one junior lien loan totaling $149 thousand.
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

The following table sets forth activity in our allowance for credit losses on loans for the periods indicated.

	Year Ended December 31,
	2025	2024
	(Dollars in thousands)
Allowance for credit losses on loans at beginning of period	$12,965	$14,154
Provision (recovery of provision) for credit losses on loans	1,477	(1,144)
Charge-offs:
Commercial and Industrial	(2)	—
Consumer and other	(61)	(56)
Total charge-offs	(63)	(56)
Recoveries:
Consumer and other	13	11
Total recoveries	13	11
Net charge-offs	(50)	(45)
Allowance for credit losses on loans at end of period	$14,392	$12,965

Allowance for credit losses on loans to non-performing loans at end of period	126.56%	254.02%
Allowance for credit losses on loans to total loans outstanding at end of period	0.85	0.83
Net charge-offs to average loans outstanding during period	—	—
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

	December 31, 2025			December 31, 2024
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Residential	$2,194	15.24%	30.20%	$1,989	15.34%	32.72%
Multifamily	6,647	46.19%	37.92%	6,609	50.99%	42.38%
Commercial real estate	4,276	29.71%	18.11%	3,641	28.08%	16.40%
Construction and land	900	6.25%	3.04%	460	3.55%	5.40%
Junior liens	159	1.10%	1.83%	109	0.84%	1.61%
Commercial and industrial	216	1.50%	1.43%	157	1.21%	1.03%
Consumer and other (1)	—	—%	7.47%	—	—%	0.46%
Total allowance for credit losses on loans	$14,392	99.99%	100.00%	$12,965	100.01%	100.00%
(1) Purchased consumer loans are cash-collateralized to an amount that exceeds management’s calculation of expected credit losses and, therefore, do not have an allowance for credit losses as of December 31, 2025 and 2024.

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
At December 31, 2025, our securities portfolio consisted of investment-grade securities. Approximately 80% of the portfolio is either 100% guaranteed by the U.S. government or implicitly guaranteed by the U.S. government. The remaining 20% consisted of corporate bonds, municipal bonds, privately issued asset-backed securities and other investment securities. Approximately 90% of our securities portfolio was classified as available-for-sale, with the remaining 10% classified as held-to-maturity.

Portfolio Maturities and Yields. The following table sets forth the stated maturities and weighted average yields of investment securities at December 31, 2025. Weighted average yields on tax-exempt securities presented exclude the tax equivalent yield. Certain securities have adjustable interest rates and will reprice at least annually within the various maturity ranges. These repricing schedules are not reflected in the table below. Weighted average yield calculations on investment securities available-for-sale do not give effect to changes in fair value that are reflected as a component of equity.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Available-for-sale:
U.S. Treasury Note	$89,600	9.69%	$—	—%	$—	—%	$6,946	1.28%	$96,546	$95,785	9.08%
Corporate Bonds	5,496	3.14%	29,395	5.94%	6,501	4.74%	—	—%	41,392	40,977	5.38%
U.S. Government agency obligations	—	—%	599	1.25%	—	—%	—	—%	599	567	1.25%
State and municipal obligations	—	—%	4,477	2.47%	1,812	1.82%	—	—%	6,289	6,115	2.28%
Mortgage-backed securities:
Residential	—	—%	2,497	(0.36)%	1,962	0.49%	148,406	3.56%	152,865	138,176	3.46%
Multifamily	612	4.29%	0	—%	14,071	4.66%	1,713	3.05%	16,396	15,691	4.48%
Asset-backed securities	—	—%	1,510	0.91%	—	—%	2,537	5.31%	4,047	3,916	3.67%
Total available-for-sale	$95,708	9.28%	$38,478	4.86%	$24,346	4.14%	$159,602	3.49%	$318,134	$301,227	5.54%

Securities held-to-maturity:
Corporate bonds	$—	—%	$—	—%	$18,600	4.06%	$—	—%	$18,600	$17,593	4.06%
Asset-backed securities	—	—%	8,507	1.80%	—	—%	—	—%	8,507	8,035	1.80%
Total held-to-maturity	$—	—%	$8,507	1.80%	$18,600	4.06%	$—	—%	$27,107	$25,628	3.35%

Other Investments. At December 31, 2025, other investments primarily consisted of membership and activity-based shares in FHLB stock. As a member of FHLB, we are required to purchase stock in the FHLB, which stock is carried at cost and classified as other investment securities. Other investments also consist of, to a much lesser extent, an investment in a financial technology fund carried at net asset value and shares in a cooperative that provides community banking core technology solutions, carried at cost.
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
We may supplement customer deposits with brokered and listed deposits. At December 31, 2025 and 2024, brokered deposits totaled $275.0 million and $155.0 million, respectively. There were no listed deposits at December 31, 2025 and 2024.
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
The following table sets forth the distribution of total deposits by account type at the dates indicated.

	December 31, 2025		December 31, 2024
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Non-interest bearing deposits	$26,878	1.78%	26,001	1.94%
NOW and demand accounts	489,163	32.40	369,554	27.51
Savings	213,444	14.14	240,426	17.90
Time deposits	780,390	51.69	707,339	52.66
Total	$1,509,875	100.01%	$1,343,320	100.01%
As of December 31, 2025, the aggregate amount of uninsured deposits (amounts in excess of the maximum amount for federal deposit insurance) was $344.1 million, or 22.79% of total deposits. Uninsured deposits totaling $108.5 million were deposits of the Company and its subsidiaries and $39.6 million were municipal deposits covered by supplemental insurance on such deposits under New Jersey’s Governmental Unit Deposit Protection Act.

The following table sets forth the maturity of time deposits in excess of $250,000 at December 31, 2025.

Maturity Period:	(in thousands)
Three months or less	$69,493
Over three through six months	33,342
Over six through twelve months	23,562
Over twelve months	954
Total	$127,351
Borrowings. Our borrowings consist of advances from the FHLB. At December 31, 2025, we had the ability to borrow approximately $619.2 million under our credit facilities with the FHLB, of which $301.0 million was advanced. Borrowings from the FHLB are secured by loans pledged at the FHLB. We can borrow at the Federal Reserve Bank (“FRB”) Discount Window up to the amount of collateral pledged. At December 31, 2025, we had $68.1 million pledged at the FRB. We also have an unsecured line of $30.0 million with a correspondent bank which we have not utilized.
Subsidiary Activities
Blue Foundry Bancorp has one direct subsidiary, Blue Foundry Bank.
At December 31, 2025, Blue Foundry Bank had one active corporate subsidiary, Blue Foundry Investment Company, a New Jersey corporation formed to manage and invest in securities. The Bank also has two inactive subsidiaries, TrackView LLC and Blue Foundry, LLC, each a limited liability company formed under New Jersey law to hold certain real estate owned.
Employees and Human Capital Resources
At December 31, 2025 we employed 189 employees, nearly all of whom are full-time and of which approximately 59% are women. At December 31, 2024, we employed 184 employees. As a financial institution, approximately 38% of our employees are employed at our branch offices, and another 3% are employed at our customer care call center. The success of our business is highly dependent on our employees, who provide value to our customers and communities through their dedication to our mission, which is helping customers achieve financial security. Our workplace culture is grounded in a set of core values – a concern for others, trust, respect, hard work, and a dedication to our customers. We seek to hire well-qualified employees who are also a good fit for our value system. Our selection and promotion processes are without bias and include the active recruitment of minorities, women, individuals with disabilities and veterans, without regard to race, color, religion, sex, LGBTQ+, national origin, disability or protected veteran status.
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
A qualifying institution may opt in and out of the community bank leverage ratio framework on its quarterly call report. As of December 31, 2025, the Bank has not opted into the community bank leverage ratio framework.
At December 31, 2025, the Bank exceeded each of its applicable capital requirements.
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
The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is considered “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 capital ratio of 6.5% or greater. An institution is considered “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 capital ratio of 4.5% or greater. An institution is considered “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 capital ratio of less than 4.5%. An institution is considered “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 capital ratio of less than 3.0%. An institution is considered “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets equal to or less than 2.0%. At December 31, 2025, the Bank was classified as a “well capitalized” institution under these definitions.
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

Transaction with Affiliates and Regulation W / Loans to Insiders and Regulation O. Transactions between banks and their affiliates are governed by federal law. Generally, Section 23A of the Federal Reserve Act, made applicable to FDIC-insured state nonmember banks by Section 18(j) of the Federal Deposit Insurance Act, and the Federal Reserve Board’s Regulation W prohibit a bank and its subsidiaries from engaging in a “covered transaction” with an affiliate if the aggregate amount of covered transactions outstanding with that affiliate, including the proposed transaction, would exceed an amount equal to 10.0% of the bank’s capital stock and surplus. The aggregate amount of covered transactions outstanding with all affiliates is limited to 20.0% of the bank’s capital stock and surplus. The term “covered transaction” includes, among other things, making loans to, purchasing assets from, and issuing guarantees to an affiliate, as well as other similar transactions. In addition, loans or other extensions of credit by a bank to an affiliate are required to be collateralized according to the requirements set forth in Section 23A of the Federal Reserve Act. Section 23B of the Federal Reserve Act applies to “covered transactions,” as well as to certain other transactions, and requires that all such transactions be on terms and under circumstances that are substantially the same as, or at least as favorable to, the institution as prevailing market terms for comparable transactions with or involving a non-affiliate. Section 23B transactions also include the bank’s providing services and selling assets to an affiliate.
A bank’s loans to its executive officers, directors, any owner of 10% or more of its stock (each, an insider) and any of certain entities controlled by any such person (an insider’s related interests), as well as loans to insiders of affiliates and such insiders’ related interests, are subject to the conditions and limitations imposed by Section 22(h) of the Federal Reserve Act and its implementing regulation, Regulation O, as made applicable to FDIC-insured state nonmember banks by Section 18(j) of the Federal Deposit Insurance Act and FDIC regulations. Under these restrictions, the aggregate amount of the loans to any insider and the insider’s related interests may not exceed the loans-to-one-borrower limit applicable to national banks, which is comparable to the loans-to-one-borrower limit applicable to the Bank’s loans. See “New Jersey Banking Laws and Supervision—Loans-to-One Borrower Limitations.” All loans by a bank to all insiders and insiders’ related interests in the aggregate may not exceed the bank’s unimpaired capital and unimpaired surplus. Loans to an executive officer, other than loans for the education of the officer’s children and certain loans secured by the officer’s residence, may not exceed the greater of $25,000 or 2.5% of the bank’s unimpaired capital and surplus, and in no event may exceed $100,000. Regulation O requires that any proposed loan to an insider, or a related interest of that insider, be approved in advance by a majority of the Board of Directors of the bank, with any interested directors not participating directly or indirectly in the voting, if that loan, combined with previous loans by the bank to the insider and his or her related interests, exceeds specified amounts. Generally, such loans must be made on substantially the same terms as, and follow credit underwriting procedures that are not less stringent than, those that are prevailing at the time for comparable transactions with non-insiders or non-employees. Regulation O contains a general exception for extensions of credit made pursuant to a benefit or compensation plan of a bank that is widely available to employees of the bank and that does not give any preference to insiders of the bank over other employees. As of December 31, 2025, the Bank does not have any loans deemed to be Regulation O loans.
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

Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) and Part 363. Section 112 of FDICIA and its implementing regulations found in 12 C.F.R. Part 363 (“Part 363”) establish audit, assessment, and reporting requirements for banks above certain thresholds. The primary purpose of FDICIA 112 and Part 363 is to provide a framework for early risk identification in financial management through an effective system of internal controls. Part 363’s asset thresholds were revised by a final rule issued by the FDIC in November 2025. Annual reporting requirements under Part 363, as revised, are as currently as follows for banks such as the Bank with $1.0 billion in total assets: (1) annual audited financial statements; and (2) management report stating management's responsibility for preparing the institution's annual financial statements, establishing and maintaining an adequate internal control structure and procedures for financial reporting and for complying with laws and regulations, and assessment by management of the institution's compliance with such laws and regulations. Due to the revisions to Part 363, only banks with consolidated total assets over $5.0 billion or more need to have the independent public accountant who audits the institution's financial statements examine, attest to, and report separately on the assertion of management concerning the effectiveness of the institution's internal control structure and procedures for financial reporting. As specified in the final rule revising Part 363, a bank does not need to comply with the applicable Part 363 requirements in effect as of December 31, 2025, if the bank will not be subject to such Part 363 requirements under the updated thresholds in effect as of January 1, 2026. The asset threshold in Part 363 are now subject to periodic adjustments.
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
Community Reinvestment Act. Under the Community Reinvestment Act (“CRA”), as implemented by the FDIC, a state nonmember bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of each state nonmember bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to establish branches and acquire other financial institutions. The CRA and the regulations currently utilized by the FDIC require the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. The Bank’s most recent FDIC CRA rating in June 2024 was “Satisfactory.”
Consumer Protection and Fair Lending Regulations. The Bank is subject to a variety of federal and New Jersey statutes and regulations that are intended to protect consumers and prohibit discrimination in the granting of credit. These statutes and regulations provide for a range of sanctions for non-compliance with their terms, including imposition of cease-and-desist orders and civil money penalties, and referral to the U.S. Attorney General for prosecution of a civil action seeking actual and punitive damages and injunctive relief. Section 5 of the Federal Trade Commission Act prohibits unfair and deceptive acts and practices against consumers and is enforced by the FDIC. Other federal laws also prohibit unfair, deceptive or abusive acts or practices against consumers, and those can be enforced against the Bank by the state attorneys general. In December 2025, the New Jersey Division on Civil Rights adopted regulations that implement the state’s civil rights law and that will prohibit certain discriminatory practices by lenders in the state.

Federal Home Loan Bank System
The Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Banks provide a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB. The Bank was in compliance with this requirement at December 31, 2025.
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
Net Operating Loss Carryovers. Effective with the passage of the Tax Cuts and Jobs Act, net operating loss carrybacks are no longer permitted, and net operating losses are allowed to be carried forward indefinitely. Net operating loss carryforwards arising from tax years beginning after January 1, 2018 are limited to offset a maximum of 80% of a future year’s taxable income. At December 31, 2025, the Company had $46.7 million in net operating loss carryovers. The Company contributed $9.0 million to the Blue Foundry Charitable Foundation in 2021 and the deferred benefit has a five-year carryforward limitation.
Capital Loss Carryovers. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which carried and is used to offset any capital gains. Any loss remaining after the five-year carryover period that has not been deducted is no longer deductible. At December 31, 2025, the Company had no capital loss carryovers. See discussion on Deferred Tax valuation Allowance on the next page of this document.

Corporate Dividends. We may generally exclude from our income 100% of dividends received from the Bank as a member of the same affiliated group of corporations.
Audit of Tax Returns. The Company’s federal income tax returns have not been audited in the last three years.
State Taxation
New Jersey State Taxation. In 2014, tax legislation was enacted that changed the manner in which financial institutions and their affiliates are taxed in New Jersey. Taxable income is apportioned to New Jersey based on the location of the taxpayer’s customers, with special rules for income from certain financial transactions. The location of the taxpayer’s offices and branches are not relevant to the determination of income apportioned to New Jersey. The state of New Jersey applies a surtax based on the tax base within the state, applying a 6.5%, 7.5% or 9% rate. Given the Company has available net operating losses for the period, the statutory rate that would apply to the tax base in 2022 is 6.5%. An alternative tax on apportioned capital, capped at $5.0 million for a tax year, is imposed to the extent that it exceeds the tax on apportioned income. The New Jersey alternative tax rate was 0.05% for 2019, 0.025% for 2020 and was completely phased out as of January 1, 2021. Qualified community banks and thrift institutions that maintain a qualified loan portfolio are entitled to a specially computed modification that reduces the income taxable to New Jersey. The Company had New Jersey net operating loss carryforwards totaling $45.9 million, the majority of which will expire in 18 years.
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
Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2025. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.

For the year ended December 31, 2025, a valuation allowance of $27.3 million has been maintained against our net deferred tax asset. The amount of the deferred tax asset considered realizable could be adjusted if estimates of future taxable income increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.
ITEM 1A. RISK FACTORS
Risks Relating to the Merger
Because the market price of Fulton common stock may fluctuate prior to the effective time, including as a result of Blue Foundry’s financial performance prior to the effective time, stockholders cannot be certain of the market value of the merger consideration to be received by Blue Foundry stockholders.
At the effective time, each share of Blue Foundry common stock issued and outstanding immediately prior to the effective time (other than certain excluded shares as described in the merger agreement) will be converted into the right to receive 0.650 of a share of Fulton common stock. This exchange ratio is fixed and will not be adjusted for changes in the market price of either Fulton common stock or Blue Foundry common stock. Changes in the price of Fulton common stock between now and the effective time will affect the value that Blue Foundry stockholders will receive in the merger. Neither Fulton nor Blue Foundry is permitted to terminate the merger agreement as a result of any increase or decrease in the market price of Fulton common stock or Blue Foundry common stock.
Stock price changes may result from a variety of factors, including general market and economic conditions, changes in Fulton’s and Blue Foundry’s businesses, operations and prospects, the performance of peer companies and other financial companies, volatility in the prices of securities in global financial markets, including market prices of Fulton, Blue Foundry and other banking companies, the effects of proposed or imposed tariffs by the U.S. government and retaliatory tariffs proposed or imposed by U.S. trading partners and the risk of any recession or slowdown in economic growth, particularly in the states of Pennsylvania, Delaware, Maryland, New Jersey and Virginia, and regulatory considerations and tax laws, many of which are beyond Fulton’s and Blue Foundry’s control.
The market price of Fulton common stock after the merger may be affected by factors different from those currently affecting the independent businesses of Fulton and Blue Foundry.
As a result of the merger, Blue Foundry stockholders will become Fulton shareholders. Fulton’s business differs from that of Blue Foundry and certain adjustments may be made to Fulton’s business as a result of the merger. Accordingly, the results of operations of Fulton and the market price of Fulton common stock after the completion of the merger may be affected by factors different from those currently affecting the independent results of operations of Blue Foundry.
Fulton and Blue Foundry are expected to incur substantial costs related to the merger and integration, and these costs may be greater than anticipated due to unexpected events.
Fulton and Blue Foundry have incurred and expect to incur a number of significant non-recurring costs associated with the merger. These costs include legal, financial advisory, accounting, consulting and other advisory fees, severance/employee benefit-related costs, public company filing fees and other regulatory fees, financial printing and other printing costs and other related costs. Some of these costs are payable by either Fulton or Blue Foundry regardless of whether or not the merger is completed.

In addition, Fulton will incur integration costs following the completion of the merger as Fulton and Blue Foundry integrate their businesses, including facilities and systems consolidation costs and employment-related costs. Fulton and Blue Foundry may also incur additional costs to maintain employee morale and to retain key employees. There are a large number of processes, policies, procedures, operations, technologies and systems that may need to be integrated, including purchasing, accounting and finance, payroll, compliance, treasury management, branch operations, vendor management, risk management, lines of business, pricing and benefits. While Fulton and Blue Foundry have assumed that a certain level of costs will be incurred, there are many factors beyond their control that could affect the total amount or the timing of the integration costs. Moreover, many of the costs that will be incurred are, by their nature, difficult to estimate accurately. These integration costs may result in Fulton taking charges against earnings following the completion of the merger, and the amount and timing of such charges are uncertain at present. There can be no assurances that the expected benefits and efficiencies related to the integration of the businesses will be realized to offset these transaction and integration costs over time.
Combining Fulton and Blue Foundry may be more difficult, costly or time-consuming than expected, and Fulton and Blue Foundry may fail to realize the anticipated benefits and cost savings of the merger.
The success of the merger will depend, in part, on the ability to realize the anticipated cost savings from combining the businesses of Fulton and Blue Foundry. To realize the anticipated benefits and cost savings from the merger, Fulton and Blue Foundry must successfully integrate and combine their businesses in a manner that permits those cost savings to be realized without adversely affecting current revenues and future growth. If Fulton and Blue Foundry are not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected. In addition, the actual cost savings of the merger could be less than anticipated, and integration may result in additional and unforeseen expenses.
An inability to realize the full extent of the anticipated benefits of the merger and the other transactions contemplated by the merger agreement, as well as any delays encountered in the integration process, could have an adverse effect upon the revenues, levels of expenses and operating results of Fulton following the completion of the merger, which may adversely affect the value of the common stock of Fulton following the completion of the merger. Fulton and Blue Foundry have operated and, until the effective time of the Merger, must continue to operate, independently. It is possible that the integration process could result in the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the companies’ ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the merger. Integration efforts between the companies may also divert management attention and resources. These integration matters could have an adverse effect on each of Fulton and Blue Foundry during this transition period and for an undetermined period after completion of the merger on Fulton.
The future results of Fulton following the completion of the merger may suffer if Fulton does not effectively manage its expanded operations.
Following the merger, the size of the business of Fulton will increase beyond the current size of either Fulton’s or Blue Foundry’s business. Fulton’s future success will depend, in part, upon its ability to manage this expanded business, which may pose challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. Fulton may also face increased scrutiny from governmental entities as a result of the increased size of its business. There can be no assurances that Fulton will be successful or that it will realize the expected operating efficiencies, revenue enhancement or other benefits currently anticipated from the merger.

Fulton may be unable to retain legacy Blue Foundry personnel successfully after the completion of the merger.
The success of the merger will depend in part on Fulton’s ability to retain the talent and dedication of key employees currently employed by Blue Foundry. It is possible that these employees may decide not to remain with Blue Foundry while the merger is pending or after the completion of the merger. If Fulton and Blue Foundry are unable to retain key employees, including management, who are critical to the successful integration and future operations of Fulton following the merger, Fulton and Blue Foundry could face disruptions in their operations, loss of existing customers, loss of key information, expertise or know-how and unanticipated additional recruitment costs. In addition, following the completion of the merger, if key employees terminate their employment, Fulton’s business activities following the merger may be adversely affected, and management’s attention may be diverted to successfully hiring suitable replacements, all of which may cause Fulton’s business following the merger to suffer. Fulton and Blue Foundry also may not be able to locate or retain suitable replacements for key employees who leave either company.
If the remaining conditions to the closing of the merger are not met, the merger agreement may be terminated in accordance with its terms and the merger may not be completed.
The merger agreement is subject to a number of remaining conditions which must be fulfilled in order to complete the merger. Those conditions include: (i) the filing of a notification of listing of the shares of Fulton common stock to be issued in the merger with Nasdaq and non-objection by Nasdaq to such listing; and (ii) the absence of any law, order, injunction or decree or other legal restraint prohibiting or making illegal the consummation of the merger. Each party’s obligation to complete the merger is also subject to certain additional customary conditions, including (a) subject to certain exceptions, the accuracy of the representations and warranties of the other party, (b) performance in all material respects by the other party of its obligations under the merger agreement, and (c) receipt by such party of an opinion from its counsel to the effect that the merger will qualify as a “reorganization” within the meaning of Section 368(a) of the Code. Fulton’s obligation to complete the merger is also subject to the absence of a material adverse effect with respect to Blue Foundry since the execution of the merger agreement.
These conditions to the closing of the merger may not be fulfilled in a timely manner or at all, and, accordingly, the merger may not be completed. In addition, the parties can mutually decide to terminate the merger agreement at any time, before or after the requisite Blue Foundry stockholder approval, or Fulton or Blue Foundry may elect to terminate the merger agreement in certain other circumstances.
Failure to complete the merger could negatively impact Fulton or Blue Foundry.
If the merger is not completed for any reason, there may be various adverse consequences and Fulton and/or Blue Foundry may experience negative reactions from the financial markets and from their respective customers and employees. For example, Fulton’s or Blue Foundry’s respective businesses may be adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the merger, without realizing any of the anticipated benefits of completing the merger. Additionally, if the merger agreement is terminated, the market price of Fulton common stock or Blue Foundry common stock could decline to the extent that current market prices reflect a market assumption that the merger will be beneficial and will be completed. If the merger agreement is terminated under certain circumstances, Blue Foundry may be required to pay a termination fee of $9,694,662 to Fulton.
Additionally, each of Fulton and Blue Foundry has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the merger agreement, as well as the costs and expenses of preparing, filing, printing and mailing materials related to the Merger, and all filing and other fees paid in connection with the merger. If the merger is not completed, Fulton and Blue Foundry will have to pay some of these expenses without realizing the expected benefits of the merger.

Fulton and Blue Foundry will be subject to business uncertainties and contractual restrictions while the merger is pending.
Uncertainty about the effect of the merger on employees and customers may have an adverse effect on Fulton and Blue Foundry. These uncertainties may impair Fulton’s or Blue Foundry’s ability to attract, retain and motivate key personnel until the merger is completed, and could cause customers and others that deal with Fulton or Blue Foundry to seek to change existing business relationships with Fulton or Blue Foundry. In addition, subject to certain exceptions, Blue Foundry has agreed to operate its business in the ordinary course consistent with past practice in all material respects and to refrain from taking certain actions that may adversely affect or delay its ability to consummate the transactions contemplated by the merger agreement on a timely basis without the consent of the other party. These restrictions may prevent Fulton and/or Blue Foundry from pursuing attractive business opportunities that may arise prior to the completion of the merger.
The pendency of the proposed merger could disrupt Fulton’s and Blue Foundry’s relationships with their employees, customers, suppliers, business partners and others, as well as their operating results and business generally.
Whether or not the merger is ultimately consummated, as a result of uncertainty related to the proposed transaction, risks relating to the impact of the pendency of the merger on Fulton’s and Blue Foundry’s business include the following:
•their employees may experience uncertainty about their future roles, which might adversely affect Fulton’s and Blue Foundry’s ability to retain and hire key personnel and other employees;
•customers, suppliers, business partners and other parties with which Fulton and Blue Foundry maintain business relationships may experience uncertainty about their future and seek alternative relationships with third parties, seek to alter their business relationships with Fulton and Blue Foundry or fail to extend existing relationships with Fulton and Blue Foundry; and
•Fulton and Blue Foundry have each expended and will continue to expend significant costs, fees and expenses for professional services and transaction costs in connection with the proposed merger.
If any of the aforementioned risks were to materialize, they could lead to significant costs which may impact each party’s results of operations and financial condition.
The shares of Fulton common stock to be received by Blue Foundry stockholders as a result of the merger will have different rights from the shares of Blue Foundry common stock.
Upon completion of the merger, the rights of former Blue Foundry stockholders who receive shares of Fulton common stock in the merger and thereby become Fulton shareholders will be governed by the Fulton articles and the Fulton bylaws. The rights associated with Blue Foundry common stock are different from the rights associated with Fulton common stock. In addition, the rights of shareholders under Pennsylvania law, where Fulton is organized, may differ from the rights of stockholders under Delaware law, where Blue Foundry is organized.
Blue Foundry stockholders will have a reduced ownership and voting interest in Fulton after the consummation of the merger and will exercise less influence over management.
Blue Foundry stockholders currently have the right to vote in the election of the board of directors and on other matters affecting Blue Foundry. When the merger is completed, each Blue Foundry stockholder will become a Fulton shareholder, with a percentage ownership of the shares of common stock of Fulton that is smaller than the holder’s percentage ownership of Blue Foundry prior to the consummation of the merger. Based on the number of shares of Fulton common stock outstanding as of November 24, 2025, the date of the merger agreement, and based on the number of shares of Fulton common stock expected to be issued in the merger, we estimate that existing Fulton shareholders will own approximately ninety-three and one-half percent (93.5%) and former Blue Foundry stockholders will own approximately six and one-half percent (6.5%) of the common stock of Fulton following the completion of the merger. Because of this, Blue Foundry stockholders may have less influence on the management and policies of Fulton than they now have on the management and policies of Blue Foundry.

Issuance of shares of Fulton common stock in connection with the merger may adversely affect the market price of Fulton common stock.
In connection with the payment of the merger consideration, Fulton expects to issue approximately 13.5 million shares of Fulton common stock to Blue Foundry stockholders. The issuance of these new shares of Fulton common stock may result in fluctuations in the market price of Fulton common stock, including a stock price decrease.
Fulton or Blue Foundry or both may be subject to claims and litigation pertaining to the merger that could prevent or delay the completion of the merger.
Any lawsuits filed in connection with the merger could prevent or delay completion of the merger and result in additional costs to Fulton and Blue Foundry, including any costs associated with indemnification. The defense or settlement of any lawsuit or claim that may be filed seeking remedies against Blue Foundry, the Blue Foundry board of directors or Fulton or the Fulton board of directors in connection with the merger that remains unresolved at the effective time may adversely affect Fulton’s business, financial condition, results of operations and cash flows.
Risks Related to Interest Rate Risk
Future changes in interest rates may reduce any future profits.
Like most financial institutions, whether we are profitable or not depends to a large extent upon our net interest income, which is the difference between our interest income on interest-earning assets, such as loans and securities, and our interest expense on interest-bearing liabilities, such as deposits and borrowed funds. Accordingly, our results of operations depend largely on movements in market interest rates and our ability to manage our interest-rate sensitive assets and liabilities in response to these movements. Factors such as inflation, recession and instability in financial markets, among other factors beyond our control, may affect interest rates. For the year ended December 31, 2025, we recorded a loss of approximately $10.0 million.
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
If the Federal Reserve lowers market interest rates below current levels, our net interest income could also be negatively affected if competitive pressures prevent us from reducing rates on our deposits, while the yields on our assets decrease through loan prepayments and interest rate adjustments. Conversely, if the Federal Reserve raises interest rates, our interest-bearing liabilities may be subject to repricing or maturing more quickly than our interest-earning assets. If short-term rates increase rapidly, we may have to increase the rates we pay on our deposits and borrowed funds more quickly than we can increase the interest rates we earn on our loans and investments, resulting in a negative effect on interest spreads and net interest income. In addition, the effect of rising rates could be compounded if deposit customers move funds into higher yielding accounts or are lost to competitors offering higher rates on their deposit products.
Changes in interest rates also affect the value of our interest-earning assets and in particular our securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. At December 31, 2025, our available-for-sale debt securities portfolio totaled $301.2 million with net unrealized losses of $16.9 million and are reported as a separate component of stockholders' equity. Therefore, decreases in the fair value of securities available-for-sale resulting from increases in interest rates could have an adverse effect on stockholders' equity. At December 31, 2025, our held-to-maturity debt securities portfolio totaled $27.1 million with net unrealized losses of $1.5 million. The net unrealized losses on our held-to-maturity securities are not recorded in the financial statements until realized upon sale. The Company does not intend to sell held-to-maturity securities, nor does it foresee being required to sell them before the anticipated recovery or maturity.

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
Any substantial change in market interest rates could have a material adverse effect on our financial condition, liquidity and results of operations. While we pursue an asset/liability strategy designed to mitigate our risk from changes in interest rates, such changes can still have a material adverse effect on our financial condition and results of operations. At December 31, 2025, our net portfolio value would decrease by $65.2 million if there was an instantaneous 200 basis point increase in market interest rates. For further discussion of how changes in interest rates could impact us, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk.”
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
We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for our loans. In determining the amount of the allowance for credit losses on loans, we review our loans and our loss and delinquency experience, and we evaluate other factors including, among other things, current economic conditions. If our assumptions are incorrect, or if delinquencies or non-performing loans increase, our allowance for credit losses on loans may not be sufficient to cover losses in our loan portfolio, which would require additions to our allowance, which could materially decrease our net income. Our allowance for credit losses on loans was 0.85% of total loans and 126.56% of non-performing loans at December 31, 2025.
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
At December 31, 2025, our non-performing assets, which consist of non-performing loans, were $11.4 million, or 0.55% of total assets. Our non-performing assets adversely affect our net income in various ways:
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
As of December 31, 2025, the Company had approximately $328.2 million in its investment portfolio, with $301.2 million designated as available-for-sale and $27.1 million designated as held-to-maturity. For securities available-for-sale, ASU 2016-13 requires entities to determine if impairment is related to credit loss or non-credit loss. If an assessment of the security indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security, and if the present value of cash flows is less than the amortized cost basis, a credit loss exists and an allowance is created, limited by the amount that the fair value is less than the amortized cost basis. Held-to-maturity securities are evaluated under the allowance for credit losses model. Held-to-maturity securities are charged off against the allowance when deemed to be uncollectible and adjustments to the allowance are reported as a component of credit loss expense. If the credit loss expense is significant enough it could affect the ability of Blue Foundry Bank to upstream dividends to the Company, which could have a material adverse effect on our liquidity and our ability to pay dividends to shareholders and could also negatively impact our regulatory capital ratios.
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

A worsening of economic conditions in our market area could reduce demand for our products and services and/or result in increases in our level of non-performing loans, which could adversely affect our operations, financial condition and earnings.
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
Moreover, a significant decline in general economic conditions caused by inflation, recession, tariffs, acts of terrorism, civil unrest, an outbreak of hostilities or other international or domestic calamities, an epidemic or pandemic, unemployment or other factors beyond our control could further impact these local economic conditions and could further negatively affect the financial results of our banking operations.
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
As a result of uncertain political, credit and financial market conditions, including the potential consequences of the federal government defaulting on its obligations for a period of time due to federal debt ceiling limitations or other unresolved political issues, investments in financial instruments issued or guaranteed by the federal government pose credit default and liquidity risks. Given that future deterioration in the U.S. credit and financial markets is a possibility, no assurance can be made that losses or significant deterioration in the fair value of our U.S. government issued or guaranteed investments will not occur. At December 31, 2025, we had approximately $96.5 million, $599 thousand and $152.9 million invested in U.S. Treasury securities, U.S. government agency securities and residential mortgage-backed securities issued or guaranteed by government-sponsored enterprises, respectively. Downgrades to the U.S. credit rating could affect the stability of securities issued or guaranteed by the federal government and the valuation or liquidity of our portfolio of such investment securities, and could result in our counterparties requiring additional collateral for our borrowings. Further, unless and until U.S. political, credit and financial market conditions have been sufficiently resolved or stabilized, it may increase our future borrowing costs.
Severe weather, acts of terrorism, geopolitical and other external events could impact our ability to conduct business.
Weather-related events have adversely impacted our market area in recent years, especially areas located near coastal waters and flood prone areas. Such events that may cause significant flooding and other storm-related damage may become more common events in the future. Financial institutions have been, and continue to be, targets of terrorist threats aimed at compromising operating and communication systems and the metropolitan New York area, including New Jersey, remain central targets for potential acts of terrorism. Such events could cause significant damage, impact the stability of our facilities and result in additional expenses, impair the ability of our borrowers to repay their loans, reduce the value of collateral securing repayment of our loans, and result in the loss of revenue. While we have established and regularly test disaster recovery procedures, the occurrence of any such event could have a material adverse effect on our business, operations and financial condition. Additionally, financial markets may be adversely affected by the current or anticipated impact of military conflict, including the Russia and Ukraine and Iran wars, terrorism or other geopolitical events.

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
Information security risks have generally increased in recent years because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial and other transactions and the increased sophistication and activities of perpetrators of cyber-attacks and phishing. Phishing, a means for identity thieves to obtain sensitive personal information through fraudulent e-mail, text or voice mail, is a threat targeting the customers of financial entities. A failure in or breach of our operational or information security systems, or those of our third-party service providers, as a result of cyber-attacks or information security breaches or due to employee error, malfeasance or other disruptions could adversely affect our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and/or cause losses.

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
Our non-interest expense totaled $57.0 million and $52.6 million for the years ended December 31, 2025 and 2024, respectively. We continue to analyze our expenses and achieve efficiencies where available. Although we strive to generate increases in both net interest income and non-interest income, our efficiency ratio remains high. Our efficiency ratio was 116.11% and 133.71% for the years ended December 31, 2025 and 2024, respectively.
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
Multifamily loans generally involve a greater risk than residential real estate loans because of legislation and government regulations involving rent control and rent stabilization, which are outside the control of the borrower or the Bank. This could impair the value of the collateral securing the loan or the future cash flow of such properties. For example, New York State passed the Housing Stability & Tenant Protection Act, impacting one million rent-regulated apartment units. The Legislation, limited rent increases from material capital improvements, eliminated the ability for apartments to exit rent regulation, did away with vacancy decontrol and high-income deregulation and repealed the 20% vacancy bonus. As of December 31, 2025, the Company has approximately $86.5 million, or 5.1% of total loans, in New York multifamily loans that have some form of rent stabilization or rent control. Of these loans, only 14% reprice or mature in 2026, respectively, with the remainder maturing or repricing in 2027 through 2032.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
Risk Management and Strategy
Our risk management program is designed to identify, assess and mitigate risks across various aspects of our company, including financial, operational, regulatory, reputational and legal. Cybersecurity is a critical component of this program, given the increasing reliance on technology and potential of cyber threats. The Chief Information Security Officer is primarily responsible for this cyber security component and is a key member of the risk management organization. This role reports directly to the Chief Risk Officer.
Our objective for managing cybersecurity risk is to avoid or minimize the impacts of external threat events or other efforts to penetrate, disrupt or misuse our systems or information. The structure of our information security program is designed around the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework, regulatory guidance and other industry standards. In addition, we leverage certain industry and government associations, third-party benchmarking, audits and threat intelligence feeds to facilitate and promote program effectiveness. The role of Chief Information Security Officer and Chief Technology Officer, who reports directly to our President and Chief Executive Officer, along with key members of their teams, regularly collaborate with peer banks, industry groups and policymakers to discuss cybersecurity trends and issues and identify best practices. The information security program is periodically reviewed by such personnel with the goal of addressing changing threats and conditions.
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

Cybersecurity Governance
Management Committee Oversight
The Company has established an Information Risk Management Subcommittee, chaired by the Chief Information Security Officer and supported by leaders from departments across the Company. The Cybersecurity function is provided by qualified financial service technology professionals. Cybersecurity knowledge is expanded across all areas of Information Technology and is foundational in the approach from planning to execution. The subcommittee focuses on strategic and tactical delivery, policy oversight, and the assessment and management of material risks from cybersecurity threats. Policies are also shared with the Enterprise Risk Management Committee to provide an additional second line review in alignment with Enterprise Risk functions. All Information Security activity is lead by the Chief Information Security Officer, which includes developing and implementing the information security program and reporting cyber security matters to the Board. Management provides cybersecurity statistics and details to the Board quarterly.
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
ITEM 2. PROPERTIES
At December 31, 2025, the Company and the Bank conducted business through 20 full-service branch offices, located in northern New Jersey and the Company’s administrative offices located at 7 Sylvan Way, Parsippany, New Jersey. The Company’s principal executive office is located at 19 Park Avenue, Rutherford, New Jersey.
We own five properties and lease 16 properties at December 31, 2025. The aggregate net book value of premises and equipment was $26.8 million at December 31, 2025.
ITEM 3. LEGAL PROCEEDINGS
Periodically, we are involved in claims and lawsuits, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At December 31, 2025, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is listed on the Nasdaq Global Select Market under the trading symbol “BLFY.” Trading in the Company’s common stock commenced on July 16, 2021. As of December 31, 2025, there were 1,003 stockholders of record. Certain shares of Blue Foundry Bancorp are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
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
Issuer Purchases of Equity Securities
The following table reports information regarding repurchases of our common stock during the quarter ended December 31, 2025 and the stock repurchase plans approved by our Board of Directors.

Period	Total Number of Shares Purchased (1)	Average Price paid Per Share	As part of Publicly Announced Plans or Programs	Yet to be Purchased Under the Plans or Programs (1)
October	—	$—	—	735,741
November	—	$—	—	735,741
December	—	$—	—	735,741
Total	—		—
(1) On June 18, 2025, the Company adopted its sixth repurchase program, which authorized the purchase of 5% or 1,082,533 shares, of its outstanding common stock commencing upon the completion of the Company’s fifth stock repurchase program on May 19, 2025. The sixth repurchase program has no expiration date.
ITEM 6. [RESERVED]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section is intended to assist in the understanding of the financial performance of the Company and its subsidiary through a discussion of our financial condition as of December 31, 2025, and our results of operations for the years ended December 31, 2025 and 2024. This section should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements that appear at the end of this report.
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
Comparison of Operating Results for the Years Ended December 31, 2025 and 2024
General. The Company recorded a net loss for the year ended December 31, 2025 of $10.0 million compared to net loss of $11.9 million for the year ended December 31, 2024. The decreased loss was largely driven by an increase of $9.8 million in net interest income offset by an increases in provision for credit losses and non-interest expenses.
Interest Income. Interest income increased $9.9 million, or 11.5%, to $95.3 million for the year ended December 31, 2025 from $85.5 million for the year ended December 31, 2024. Interest income from loans and securities increased $10.5 million and $655 thousand, respectively. The average balance of loans increased $108.9 million while the average balance of securities decreased $14.9 million, respectively. The yield on loans and securities increased as loans and securities generally were originated at higher rates during the year. Additionally, the average balances of cash and cash equivalents increased $10.9 million, however, the yield on cash and cash equivalents decreased 95 basis points during 2025.
Interest Expense. Interest expense was flat at $47.9 million for the years ended December 31, 2025 and 2024. The average balance of interest-bearing deposits increased $125.7 million as we grew average interest-bearing core deposits (checking, savings and money market accounts) and average time deposits by $46.1 million and $79.5 million, respectively. The average balance of FHLB advances decreased $19.5 million. During 2025, the cost of funds decreased by 18 basis points. The cost of time deposits decreased by 66 basis points, while the cost of interest-bearing core deposits and FHLB advances increased by 16 basis points and 13 basis points, respectively.
Net Interest Income and Margin. For the year ended December 31, 2025 net interest income was $47.4 million, an increase of $9.8 million or 26.2%, compared to $37.6 million for same period in 2024.
Net interest margin for the year ended December 31, 2025 increased by 40 basis points to 2.30% from 1.90% for the year ended December 31, 2024. During the year, the increase in yield on interest-earning assets outpaced the decrease in cost of interest-bearing liabilities. The yield on average interest-earning assets increased 31 basis points to 4.63% for the year ended December 31, 2025 from 4.32% for the year ended December 31, 2024, while the cost of average interest-bearing liabilities decreased 18 basis points to 2.77% for the year ended December 31, 2025 from 2.95% for the year ended December 31, 2024. The total cost of deposits and total cost of funds decreased 23 basis points and 18 basis points, respectively.
Provision for Credit Losses. The Company recorded a provision for credit losses of $2.1 million for the year ended December 31, 2025 compared to a release of provision for credit losses of $1.4 million for the year ended December 31, 2024. The net provision in 2025 consisted of $1.5 million on loans and $653 thousand for commitments and letters of credit, and a release of provision of $7 thousand on held-to-maturity securities. During 2025, credit quality remained strong with a slight rise in non-performing loan balances of $6.3 million, coupled with growth in the loan portfolio of approximately 6.76%.
Non-interest Income. Non-interest income was relatively stable at $1.7 million for the year ended December 31, 2025 compared to $1.8 million for the year ended December 31, 2024. The decrease of $111 thousand was due, in part, to a gain on sale of REO property of $123 thousand recorded in the 2024 period that did not occur in the 2025 period.

Non-interest Expense. Non-interest expense totaled $57.0 million and $52.6 million for the year ended December 31, 2025 and 2024, respectively, an increase of $4.4 million or 8.3%, which includes current period merger-related expenses of $1.3 million. The increase was primarily driven by increases in compensation and benefits costs of $2.5 million and professional services of $1.5 million, of which $1.1 million are merger related.
Income Tax Expense. The Company’s current tax position reflects the previously established full valuation allowance on its deferred tax assets. At December 31, 2025 and 2024 the valuation allowance on deferred tax assets was $27.3 million and $25.1 million, respectively. The Company did not record a tax benefit for the loss incurred during 2025 and 2024 because a full valuation allowance was required on its deferred tax assets.
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

	Year Ended December 31,
	2025			2024
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
Assets:
Loans (1)	$1,662,021	$80,716	4.86%	$1,553,143	$70,185	4.52%
Mortgage-backed securities	182,055	5,029	2.76%	173,691	4,276	2.46%
Other investment securities	150,883	6,342	4.20%	174,172	6,440	3.70%
FHLB stock	16,853	1,398	8.29%	18,038	1,756	9.73%
Cash and cash equivalents	47,377	1,821	3.84%	58,261	2,794	4.80%
Total interest earning assets	2,059,189	95,306	4.63%	1,977,305	85,451	4.32%
Non-interest earning assets	62,004			59,832
Total assets	$2,121,193			$2,037,137
Liabilities and shareholders' equity:
NOW, savings, and money market deposits	$656,302	9,453	1.44%	$610,172	7,803	1.28%
Time deposits	745,261	27,594	3.70%	665,740	29,027	4.36%
Interest bearing deposits	1,401,563	37,047	2.64%	1,275,912	36,830	2.89%
FHLB advances	328,840	10,875	3.31%	348,306	11,071	3.18%
Total interest bearing liabilities	1,730,403	47,922	2.77%	1,624,218	47,901	2.95%
Non-interest bearing deposits	25,371			24,980
Non-interest bearing other	42,397			42,345
Total liabilities	1,798,171			1,691,543
Total shareholders' equity	323,022			345,594
Total liabilities and shareholders' equity	$2,121,193			$2,037,137
Net interest income		$47,384			$37,550
Net interest rate spread (2)			1.86%			1.37%
Net interest margin (3)			2.30%			1.90%
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

	Year Ended December 31,
	2025 vs. 2024
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)
Interest income:
Loans	$4,921	$5,593	$10,514
Mortgage-backed securities	206	551	757
Other investment securities	(861)	763	(98)
FHLB stock	(115)	(243)	(358)
Cash and cash equivalents	(522)	(452)	(974)
Total interest-earning assets	$3,629	$6,212	$9,841

Interest expense:
Interest-bearing deposits	$4,057	$(3,841)	$216
FHLB advances	(619)	423	(196)
Total interest-bearing liabilities	3,438	(3,418)	20
Net decrease in net interest income	$191	$9,630	$9,821
Comparison of Financial Condition at December 31, 2025 and December 31, 2024
Total Assets. Total assets increased $107.3 million to $2.17 billion at December 31, 2025.
Cash and cash equivalents. Cash and cash equivalents was $53.1 million at December 31, 2025 and $42.5 million at December 31, 2024.
Securities Available-For-Sale. Securities available-for-sale increased $4.2 million, or 1.4%, to $301.2 million at December 31, 2025 from $297.0 million at December 31, 2024 due to a $10.5 million improvement in the unrealized loss position on the portfolio and purchases, partially offset by amortization, maturities, calls and paydowns during the year.
Securities Held-To-Maturity. Securities held-to-maturity totaled $27.0 million at December 31, 2025 decreasing $6.1 million from $33.1 million at December 31, 2024, primarily due to paydowns and amortization.
FHLB Stock and Other investments. Other investments decreased $1.4 million, or 8.0%, to $16.4 million at December 31, 2025 from $17.8 million at December 31, 2024. The change was due to a decrease in Federal Home Loan Bank of New York stock as a result of a reduction in FHLB borrowings.
Gross Loans. Gross loans held for investment increased $107.1 million, or 6.8%, to $1.69 billion at December 31, 2025 from $1.58 billion at December 31, 2024. Consumer loans increased $119.1 million, commercial real estate loans increased $46.5 million, and nonresidential owner occupied loans increased $36.8 million, while construction loans and the multifamily loan portfolio decreased $34.2 million and $30.1 million, respectively. Loan fundings totaled $192.6 million during 2025, including originations of $154.0 million in commercial real estate loans and $17.7 million in commercial and industrial loans. In addition, the Company acquired $137.8 million in consumer loans and purchased $46.5 million of conforming residential mortgages in New Jersey during the year.

The following table presents loans allocated by loan category:

	December 31, 2025	December 31, 2024
	(In thousands)
Residential	$510,583	$518,243
Multifamily	641,027	671,116
Commercial real estate	306,096	259,633
Construction	51,353	85,546
Junior liens	31,008	25,422
Commercial and industrial	24,159	16,311
Consumer and other	126,306	7,211
Total loans	$1,690,532	$1,583,482
The table below presents the balance of non-performing assets on the dates indicated:

	December 31, 2025	December 31, 2024
	(In thousands)
Residential	$5,021	$4,377
Multifamily	5,669	—
Junior liens	242	149
Commercial and industrial	440	578
Total non-performing assets	$11,372	$5,104
Other Assets. Other assets decreased $3.0 million, or 18.4%, to $13.3 million at December 31, 2025 from $16.3 million at December 31, 2024 primarily due to a decrease of $5.2 million in gross unrealized gains on interest rate swaps in the 2025 period partially offset by increases in pending electronic fund transfers at December 31, 2025. See Note 12, Derivatives, of Notes to Consolidated Financial Statements in “Part II, Item 8- Financial Statements.”
Total Deposits. Total deposits increased $166.6 million or 12.4% to $1.51 billion at December 31, 2025 compared to $1.34 billion at December 31, 2024. Customer deposits increased $93.5 thousand and core deposits (defined as non-interest bearing deposits, NOW and demand accounts, and savings accounts) represented 48.3% of total deposits at December 31, 2025 compared to 47.3% at December 31, 2024. Time deposits increased $73.1 million, which includes $120.0 million in brokered deposits, bringing the total brokered deposit balance to $275.0 million at December 31, 2025. All brokered deposits are associated with longer-dated swap agreements. See Note 12, Derivatives, of Notes to Consolidated Financial Statements in “Part II, Item 8- Financial Statements.” Uninsured and uncollateralized deposits from third-party customers were $196.0 million, or 13% of deposits, at the end of December 31, 2025.
The following table presents the totals of deposit accounts by account type, at the dates shown below:

	December 31, 2025	December 31, 2024
	(In thousands)
Non-interest bearing deposits	$26,878	$26,001
NOW and demand accounts (1)	489,163	369,554
Savings (1)	213,444	240,426
Time deposits	780,390	707,339
Total deposits	$1,509,875	$1,343,320
(1) Money market accounts are included within the NOW and demand accounts and savings captions.

Borrowings. The Company had $301.0 million of borrowings at December 31, 2025, a decrease of $38.5 million, or 11.3%, from $339.5 million at December 31, 2024. During the year, we replaced maturing borrowings with brokered deposits. Borrowings consisted solely of Federal Home Loan Bank of New York advances; $251.0 million of which are associated with longer-dated swap agreements. See Note 12, Derivatives, of Notes to Consolidated Financial Statements in “Part II, Item 8- Financial Statements.”
Total Shareholders’ Equity. Total shareholders’ equity decreased by $19.5 million, or 5.9%, to $312.7 million at December 31, 2025 compared to $332.2 million at December 31, 2024. The decrease was driven by the Company’s repurchase of 1,707,864 of its shares at a cost of $16.3 million and the net loss of $10.0 million. These decreases were partially offset by favorable changes in accumulated other comprehensive income and unallocated ESOP.
Off-Balance Sheet. To help manage our interest rate position, the Company had $526.0 million in interest rate hedges at December 31, 2025, with a weighted average duration of 1.8 years. This represents an increase of $177.0 million from December 31, 2024, when interest rate hedges totaled $349.0 million with a weighted average duration of 2.4 years. See Note 12, Derivatives, of Notes to Consolidated Financial Statements in “Part II, Item 8- Financial Statements.”
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
The Bank has entered into derivative financial instruments to reduce risk associated with interest rate volatility by aligning repricing terms of assets and liabilities. These derivatives had an aggregate notional amount of $526.0 million and $349.0 million as of December 31, 2025 and 2024, respectively. See Note 12, Derivatives, of the Notes to the Consolidated Financial Statements in “Part II, Item 8- Financial Statements.”
At December 31, 2025, we had outstanding commitments to originate loans of $24.3 million and unused lines of credit of $151.4 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from December 31, 2025 totaled $766.3 million, including $275.0 million of brokered time deposits. Management expects, based on historical experience, that a substantial portion of the maturing certificates of deposit to customers will be retained. However, if a substantial portion of these deposits is not retained, we may utilize additional wholesale funding or raise interest rates on customer deposits to attract new accounts, which may result in higher levels of interest expense. Available borrowing capacity at December 31, 2025 was $318.2 million with FHLB. We also had the ability to borrow up to $68.1 million at the FRB’s Discount Window and a $30.0 million available line of credit with a correspondent bank at December 31, 2025. Additionally, 75.9% of the Bank’s investment securities are unencumbered and could be used as collateral for additional borrowing capacity.
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to originate loans, unused lines of credit and standby letters of credit, which involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. Our exposure to credit loss is represented by the contractual amount of the instruments. We use the same credit policies in making commitments that we do for on-balance sheet instruments. Management believes that our current sources of liquidity are more than sufficient to fulfill our obligations as of December 31, 2025, pursuant to off-balance-sheet arrangements and contractual obligations.

Blue Foundry Bancorp is a separate legal entity from Blue Foundry Bank and must provide for its own liquidity to fund dividend payments, stock repurchases, and other corporate risk factors. The Company’s primary source of liquidity is the issuance of stock and the receipt of dividend payments from the Bank in accordance with applicable regulatory requirements. At December 31, 2025, Blue Foundry Bancorp (unconsolidated) had liquid assets of $23.3 million.
The Bank is subject to various regulatory capital requirements administered by the NJDOBI and the FDIC. At December 31, 2025, the Bank exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines. See “Item 1. Business—Supervision and Regulation—Federal Banking Regulation—Capital Requirements” and Note 19 of the Notes to the Consolidated Financial Statements.
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
The Bank has entered into derivative financial instruments to reduce risk associated with interest rate volatility. These derivatives are used to manage differences in the amount, timing and duration of the Bank’s known or expected cash receipts and its known or expected cash payments principally related to the Bank’s wholesale fundings. These derivatives had an aggregate notional amount of $526.0 million as of December 31, 2025.
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
The following table sets forth, at December 31, 2025, the calculation of the estimated changes to the Bank’s net interest income, at the Bank level, that would result from the specified immediate changes in the United States Treasury yield curve. For purposes of this table, 100 basis points equals 1%.

	Net Interest Income
Change in Interest Rates (basis points)	Amount	Change	Percent
	(Dollars in thousands)
+200	$54,941	2,005	3.8%
+100	54,033	1,097	2.1
0	52,936	—	—
-100	52,323	(613)	(1.2)
-200	51,562	(1,374)	(2.6)
The following table sets forth, at December 31, 2025, the calculation of the estimated changes in our NPV, at the Bank level, that would result from the specified immediate changes in the United States Treasury yield curve. For purposes of this table, 100 basis points equals 1%.

	NPV
Change in Interest Rates (basis points)	Estimated NPV	Estimated Increase (Decrease)		NPV as a Percent of Portfolio Value of Assets
		Amount	Percent	NPV Ratio	Change
	(Dollars in thousands)
+200	$165,765	$(65,195)	(28.2)%	7.7%	(3.0)
+100	198,299	(32,661)	(14.1)	9.2	(1.5)
0	230,960	—	—	10.7	—
-100	262,204	31,244	13.5	12.1	1.4
-200	295,581	64,620	28.0	13.6	3.0
The table above indicates that at December 31, 2025, in the event of an instantaneous 100 basis point increase in interest rates, the Bank would experience a 14.1% decrease in NPV. In the event of an instantaneous 100 basis point decrease in interest rates, the Bank would experience a 13.5% increase in NPV.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following are included in this item:

A.	Report of Independent Registered Public Accounting Firm
B.	Consolidated Financial Statements:
	(1)	Consolidated Statements of Financial Condition as of December 31, 2025 and 2024
	(2)	Consolidated Statements of Operations for the years ended December 31, 2025 and 2024
	(3)	Consolidated Statements of Comprehensive Loss for the years ended December 31, 2025 and 2024
	(4)	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2025 and 2024
	(5)	Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024
	(6)	Notes to Consolidated Financial Statements
C.	Blue Foundry Bancorp Condensed Financial Statements:
	(1)	Condensed Statements of Financial Condition as of December 31, 2025 and 2024
	(2)	Condensed Statements of Comprehensive Loss for the years ended December 31, 2025 and 2024
	(3)	Condensed Statements of Cash Flows for the years ended December 31, 2025 and 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Blue Foundry Bancorp:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Blue Foundry Bancorp and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
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
/s/ KPMG LLP
We or our predecessor firms have served as the Company’s auditor since 2022.
New York, New York
March 31, 2026

See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP
Consolidated Balance Sheets
(In thousands, except share data)

	December 31, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$53,141	$42,502
Securities available-for-sale, at fair value	301,227	297,028
Securities held-to-maturity (fair value of $25,628 at December 31, 2025 and $29,995 at December 31, 2024, and allowance for credit losses of $91 at December 31, 2025 and $98 at December 31, 2024)	27,016	33,076
FHLB stock and other investments	16,363	17,791
Loans receivable, net of allowance for credit losses of $14,392 at December 31, 2025 and $12,965 at December 31, 2024	1,676,140	1,570,517
Interest and dividends receivable	9,289	8,014
Premises and equipment, net	26,830	29,486
Right-of-use assets	21,705	23,470
Bank owned life insurance	23,013	22,519
Other assets	13,280	16,280
Total assets	$2,168,004	$2,060,683

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	$1,509,875	$1,343,320
Advances from the Federal Home Loan Bank	301,000	339,500
Advances by borrowers for taxes and insurance	9,244	9,356
Lease liabilities	23,432	25,168
Other liabilities	11,712	11,141
Total liabilities	1,855,263	1,728,485

Shareholders’ equity
Preferred stock, $0.01 par value, 10,000,000 authorized; none issued	—	—
Common stock $0.01 par value; 70,000,000 shares authorized; 28,522,500 shares issued at December 31, 2025 and December 31, 2024; 20,758,296 and 22,522,626 shares outstanding at December 31, 2025 and December 31, 2024, respectively	285	285
Additional paid-in capital	280,752	277,304
Retained earnings	142,404	152,429
Treasury Stock, at cost: 7,764,204 shares at December 31, 2025 and 5,999,874 shares at December 31, 2024	(76,375)	(59,699)
Unallocated common shares held by Employee Stock Ownership Plan	(18,254)	(19,167)
Accumulated other comprehensive loss	(16,071)	(18,954)
Total shareholders’ equity	312,741	332,198
Total liabilities and shareholders’ equity	$2,168,004	$2,060,683

See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP
Consolidated Statements of Operations
(Dollars in thousands)

	For the Year Ended December 31,
	2025	2024
Interest income:
Loans	$80,716	$70,185
Taxable investment income	14,447	15,122
Non-taxable investment income	143	144
Total interest income	95,306	85,451
Interest expense:
Deposits	37,047	36,830
Borrowed funds	10,875	11,071
Total interest expense	47,922	47,901
Net interest income	47,384	37,550
Provision for (release of) credit losses	2,123	(1,350)
Net interest income after provision for (release of) credit losses	45,261	38,900
Non-interest income:
Fees and service charges	1,089	1,203
Gain on sale of loans	—	36
Other income	594	555
Total non-interest income	1,683	1,794
Non-interest expense:
Compensation and benefits	31,935	29,433
Occupancy and equipment	9,091	8,878
Data processing	5,994	5,648
Advertising	467	292
Professional services	4,421	2,903
Federal deposit insurance	920	855
Other expense	4,141	4,596
Total non-interest expense	56,969	52,605
Loss before income tax expense	(10,025)	(11,911)
Income tax expense	—	—
Net loss	$(10,025)	$(11,911)
Basic and diluted loss per share	$(0.51)	$(0.55)
Weighted average shares outstanding-basic	19,646,810	21,477,429
Weighted average shares outstanding-diluted	19,646,810	21,477,429

See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year Ended December 31,
	2025	2024
	(In thousands)
Net loss	$(10,025)	$(11,911)
Other comprehensive (loss) income, net of tax (1):
Unrealized gain on securities available-for-sale:
Unrealized gain arising during the period	10,519	3,273
	10,519	3,273
Unrealized gain (loss) on cash flow hedge:
Unrealized loss arising during the period	(11,968)	(5,574)
Reclassification adjustment for gain included in net loss	4,726	6,355
	(7,242)	781
Post-Retirement plans:
Net actuarial loss	(394)	(128)
	(394)	(128)
Total other comprehensive income, net of tax (1):	2,883	3,926
Comprehensive loss	$(7,142)	$(7,985)
(1) Includes a deferred tax valuation allowance equal to the net tax benefit.

See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP
Consolidated Statements of Changes in Shareholders’ Equity
Year Ended December 31, 2025 and 2024
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Unallocated Common Stock Held by ESOP	Total Shareholders’ Equity
	Shares	Par Value
		(In thousands, except share data)
Balance at January 1, 2024	24,509,950	$285	$273,991	$164,340	$(40,016)	$(22,880)	$(20,080)	$355,640
Net loss	—	—	—	(11,911)	—	—	—	(11,911)
Other comprehensive income	—	—	—	—	—	3,926	—	3,926
Purchase of Treasury stock	(1,945,241)	—	—	—	(19,444)	—	—	(19,444)
Treasury stock allocated to restricted stock plan, net of forfeitures	(42,083)	—	169	—	(239)	—	—	(70)
Compensation cost for stock options and restricted stock	—	—	3,166	—	—	—	—	3,166
ESOP shares committed to be released (91,272 shares)	—	—	(22)	—	—	—	913	891
Balance at December 31, 2024	22,522,626	$285	$277,304	$152,429	$(59,699)	$(18,954)	$(19,167)	$332,198

Net loss	—	—	—	(10,025)	—	—	—	(10,025)
Other comprehensive loss	—	—	—	—	—	2,883	—	2,883
Purchase of Treasury stock	(1,737,996)	—	—	—	(16,328)	—	—	(16,328)
Options exercised	1,857	—	(1)	—	22	—	—	21
Treasury stock allocated to restricted stock plan, net of forfeitures	(28,191)	—	370	—	(370)	—	—	—
Compensation cost for stock options and restricted stock	—	—	3,121	—	—	—	—	3,121
ESOP shares committed to be released (91,272 shares)	—	—	(42)	—	—	—	913	871
Balance at December 31, 2025	20,758,296	$285	$280,752	$142,404	$(76,375)	$(16,071)	$(18,254)	$312,741

See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2025	2024
	(In thousands)
Cash flows from operating activities
Net loss	$(10,025)	$(11,911)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization of premises and equipment	2,952	3,126
Change in right-of-use asset	2,928	2,875
(Accretion) amortization of:
Deferred loan fees, costs, premiums and discounts, net	149	(168)
Premiums and discounts on securities, net	(622)	725
Provision for (release of) credit losses	2,123	(1,350)
Proceeds from sales of loans held for sale	—	486
Gains on sale of loans, net	—	(36)
Origination of loans held for sale	—	(450)
Loss on premises and equipment	—	3
Net gain on sale of real estate owned	—	(123)
Increase in BOLI cash surrender value	(494)	(485)
ESOP and stock-based compensation expense	3,992	4,057
Increase in interest and dividends receivable	(1,275)	(419)
(Increase) decrease in other assets	(2,313)	10,648
(Decrease) increase in other liabilities	(2,532)	867
Change in lease liability	(2,899)	(2,782)
Net cash (used in) provided by operating activities	(8,016)	5,063
Cash flows from investing activities
Net payments of loans	76,997	6,910
Purchases of mortgage and consumer loans	(184,246)	(29,539)
Proceeds from sale of real estate owned	—	716
Purchases of securities available-for-sale	(133,260)	(89,108)
Proceeds from sales and calls of securities available-for-sale	110,720	—
Principal payments and maturities on securities available-for-sale	29,724	78,632
Principal payments and maturities on securities held to maturity	5,825	—
Purchases of other investments	(225)	(150)
Purchases of Federal Home Loan Bank stock	(80,786)	(47,120)
Redemption of Federal Home Loan Bank stock	82,508	49,793
Purchases of premises and equipment	(296)	(140)
Net cash used in investing activities	(93,039)	(30,006)
Cash flows from financing activities
Net change in deposits	166,555	98,416
Proceeds from advances from Federal Home Loan Bank	1,787,000	1,006,000
Repayments of advances from Federal Home Loan Bank	(1,825,500)	(1,064,000)
Net (increase) decrease in advances by borrowers for taxes and insurance	(112)	427
Purchase of treasury stock	(16,270)	(19,423)
Proceeds from options exercised	21	—
Net cash provided by financing activities	111,694	21,420
Net increase (decrease) in cash and cash equivalents	10,639	(3,523)
Cash and cash equivalents at beginning of period	42,502	46,025
Cash and cash equivalents at end of period	$53,141	$42,502

BLUE FOUNDRY BANCORP
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2025	2024
	(In thousands)
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$47,118	$48,042
Income taxes	$116	$136
Supplemental noncash disclosures
Lease liabilities arising from obtaining right-of-use assets	$1,163	$1,173

See accompanying notes to the consolidated financial statements.

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

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
Basis of Financial Statement Presentation
The consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles. The audited consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and revenues and expenses for the period. Actual results could differ from those estimates. We may reclassify prior year financial statements to conform to the current presentation. The results of operations and other data presented for the year ended December 31, 2025 are not necessarily indicative of the results of operations that may be expected for subsequent periods.
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
December 31, 2025 and 2024

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
December 31, 2025 and 2024

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
December 31, 2025 and 2024

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
Leases and Lease Obligations
The Company enters into leases in the normal course of business primarily for branches, administrative and office operations locations, and information technology equipment. The Company’s leases have remaining terms ranging from less than one to 15 years, some of which include renewal or termination options to extend the lease for up to 10 years. The Company’s leases do not include residual value guarantees or covenants. The Company includes lease extension and termination options in the lease term if, after considering relevant economic factors, it is reasonably certain the Company will exercise the option. In addition, the Company has elected to account for any non-lease components in its real estate leases as part of the associated lease component. The Company has also elected not to recognize leases with original lease terms of 12 months or less (short-term leases) on the Company’s balance sheet.
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

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

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
The Company evaluates the realizability of deferred tax assets at least annually in accordance with ASC 740-10-30-5(e), and may determine that it is more-likely-than-not that a portion, or all, of the assets would require a valuation allowance. Based on this evaluation, the Company maintained a full valuation allowance on its net deferred tax assets as of December 31, 2025 and 2024.
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
Treasury Stock
Repurchases of Company common stock are classified as treasury stock shares carried at cost and presented as a reduction of shareholders’ equity. Treasury stock is not considered outstanding for share count purposes and are excluded from average common shares outstanding for basic and diluted earnings per share. Reissued treasury stock at an amount greater or less than paid to repurchase the shares will result in a gain or loss on the reissuance of the shares. The gain or loss will be recognized in shareholders’ equity. A gain on the reissuance of treasury shares are credited to additional paid-in capital. A loss on the reissuance of treasury shares are debited to additional paid-in capital to the extent previous net gains from the same class of stock are included in additional paid-in capital. Losses in excess of gains in additional paid-in capital are charged to retained earnings.

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

Derivatives
The Company uses derivative financial instruments as components of its market risk management, principally to manage interest rate risk. At the inception of a derivative contract, the Company designates the derivative as one of three types based on the Company’s intentions and belief as to likely effectiveness as a hedge. These three types are (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), or (3) an instrument with no hedging designation (“stand-alone derivative”). For a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item, are recognized in current earnings as fair values change. For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction affects earnings. For both types of hedges, changes in the fair value of derivatives that are not highly effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings. Changes in the fair value of derivatives that do not qualify for hedge accounting are reported currently in earnings, as non-interest income. As of December 31, 2025, and December 31, 2024, the Company’s derivatives are all designated in cash flow hedge relationships.
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
December 31, 2025 and 2024

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
Comprehensive Income or Loss
Comprehensive income or loss consists of net income or loss and other comprehensive income or loss. Other comprehensive income or loss includes unrealized gains and losses on both securities available-for-sale and derivatives, net of the related tax effect. Also included are changes in the unfunded status of the Company’s defined benefit plans, net of the related tax effect, which are recognized as separate components of shareholders’ equity.
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
December 31, 2025 and 2024

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
Accounting Standards Adopted
In December 2023, the Financial Accounting Standards Board (“the FASB”) issued ASU 2023-09, Income Tax- Improvements to Income Tax Disclosures (Topic 740), which requires reporting companies to break out their income tax expense and tax rate reconciliation in more detail. For public companies, the requirements became effective for fiscal years beginning after December 15, 2024, with early adoption permitted. This ASU was adopted on the prospective basis and did not have a material effect on our consolidated financial statements.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, providing all entities with a practical expedient and entities other than public business entities with an accounting policy election when estimating expected credit losses. The amendments will be effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted. This ASU was adopted and the Company elected the practical expedient, which did not have a material effect on our consolidated financial statements.
Accounting Standards Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses. This amendment requires public business entities to provide additional disaggregated disclosures in the notes to the financial statements for certain income statement expense captions. The amendment enhances disclosure requirements but does not change the recognition, measurement, or presentation of expenses on the face of the financial statements. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and footnote disclosures; however, the impact is not expected to be material.
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

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. This amendment excludes from derivative accounting non-exchange-traded contracts with underlyings that are based on operations or activities specific to one of the parties to the contract. The amendments in this Update are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In November 2025, the FASB issued ASU 2025-08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans, to expand the population of acquired financial assets subject to the gross-up approach. The amendments in this Update are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements, to more closely align hedge accounting with the economics of an entity’s risk management activities. For public business entities, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In December 2025, the FASB issued ASU-2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements which clarifies interim disclosure requirements and the applicability of Topic 270. The amendments in this Update are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, for public business entities. Early adoption is permitted for all entities. The Company is currently evaluating this guidance to determine the impact of ASU 2025-11 and does not expect it to have an effect on our consolidated financial statements.
In December 2025, the FASB issued ASU-2025-12, Codification Improvements, which represents changes to the Codification that make it easier to understand and apply. The amendments in this Update are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating this guidance to determine the impact of ASU 2025-12 and does not expect it to have an effect on our consolidated financial statements.
Business Combinations
Fulton Financial Corporation Merger Agreement
On November 24, 2025, Fulton Financial Corporation (“Fulton”) and Blue Foundry Bancorp (“Blue Foundry”) announced that they had entered into a definitive agreement and plan for merger under which Fulton will acquire all of the outstanding shares of Blue Foundry for an all-stock merger. Under the terms of the agreement and plan of merger, Blue Foundry shareholders will have the right to receive for each share of Blue Foundry’s common stock, par value $0.01 per share, 0.65 shares of Fulton’s common stock, par value $2.50 per share. The implied total transaction value based on closing prices on November 21, 2025 was approximately $243.0 million. The agreement and plan of merger has been unanimously approved by the boards of directors of each company. On January 29, 2026, Blue Foundry’s shareholders approved the planned merger with Fulton at a special meeting. In addition, all required regulatory approvals have been obtained for the Transaction. The Merger is expected to be completed on or around April 1, 2026, pending the satisfaction or waiver of the remaining customary closing conditions set forth in the merger agreement.

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

NOTE 2 – SECURITIES
Debt Securities
The amortized cost of securities available-for-sale and their estimated fair values at December 31, 2025 and 2024 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
December 31, 2025
U.S. Treasury Notes	$96,546	$15	$(776)	$95,785
Corporate Bonds	41,392	574	(989)	40,977
U.S. Government agency obligations	599	—	(32)	567
Obligations issued by U.S. states and their political subdivisions	6,289	—	(174)	6,115
Mortgage-backed securities:
Residential	152,865	557	(15,246)	138,176
Multifamily	16,396	18	(723)	15,691
Asset-backed securities	4,047	—	(131)	3,916
Total	$318,134	$1,164	$(18,071)	$301,227

December 31, 2024
U.S. Treasury Notes	$41,259	$40	$(1,160)	$40,139
Corporate Bonds	75,122	389	(2,357)	73,154
U.S. Government agency obligations	874	—	(62)	812
Obligations issued by U.S. states and their political subdivisions	6,357	—	(333)	6,024
Mortgage-backed securities:
Residential	171,754	9	(22,722)	149,041
Multifamily	19,776	—	(1,033)	18,743
Asset-backed securities	9,312	—	(197)	9,115
Total	$324,454	$438	$(27,864)	$297,028

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

The amortized cost of securities held-to-maturity, allowance for credit losses and their estimated fair values at December 31, 2025 and 2024, are as follows:

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
	(In thousands)
December 31, 2025
Asset-backed securities	$8,507	$—	$(472)	$8,035
Corporate bonds	18,600	5	(1,012)	17,593
Total	$27,107	$5	$(1,484)	$25,628
Allowance for credit loss	(91)
	$27,016

December 31, 2024
Asset-backed securities	$14,574	$—	$(993)	$13,581
Corporate bonds	18,600	—	(2,186)	16,414
Total	$33,174	$—	$(3,179)	$29,995
Allowance for credit loss	(98)
	$33,076
At December 31, 2025 and 2024, the allowance for credit losses on securities held-to-maturity totaled $91 thousand and $98 thousand respectively, and related to the corporate bonds. The asset-backed securities are in an AAA or A1 tranche determined by a third party. No loss is expected on these securities.
Securities pledged at December 31, 2025 and 2024, had a carrying amount of $78.9 million and $119.8 million, respectively. Unencumbered securities can be pledged to secure borrowings, public deposits and derivatives, as needed.
The amortized cost and fair value of debt securities are shown below by contractual maturity at December 31, 2025. Expected maturities on mortgage and asset-backed securities generally exceed 20 years; however, they may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized Cost (1)	Estimated Fair Value
	(In thousands)
Available-for-sale
Due in one year or less	$95,096	$92,121
Due from one year to five years	34,471	23,618
Due from five to ten years	8,313	21,535
Due after ten years	6,946	6,170
	144,826	143,444
Mortgage-backed and asset-backed securities	173,308	157,783
Total	$318,134	$301,227

Held-to-maturity
Due from five to ten years	$18,600	$17,593
	18,600	17,593
Asset-backed securities	8,507	8,035
Total	$27,107	$25,628
(1) Excludes the allowance for credit losses on held-to-maturity securities at December 31, 2025.

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

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
The table below indicates the credit profile of the Company’s debt securities held-to-maturity at amortized cost at December 31, 2025 and December 31, 2024.

December 31, 2025	AAA	A1	BBB+	BBB	BBB-	Total
	(In thousands)
Corporate bonds	$—	$—	$1,600	$16,000	$1,000	$18,600
Asset-backed securities	8,507	—	—	—	—	8,507
Total	$8,507	$—	$1,600	$16,000	$1,000	$27,107

December 31, 2024	AAA	A1	BBB+	BBB	BBB-	Total
	(In thousands)
Corporate bonds	$—	$—	$1,600	$16,000	$1,000	$18,600
Asset-backed securities	8,677	5,897	—	—	—	14,574
Total	$8,677	$5,897	$1,600	$16,000	$1,000	$33,174

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

The following table summarizes available-for-sale securities with unrealized losses at December 31, 2025 and 2024, aggregated by major security type and length of time in a continuous loss position.

	Less than 12 Months		12 Months or More		Total
	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Number of Securities	Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
December 31, 2025
U.S. Treasury Note	$—	$—	$(776)	$6,170	1	$(776)	$6,170
Corporate Bonds	—	—	(989)	16,528	7	(989)	16,528
U.S. Government agency obligations	—	—	(32)	567	2	(32)	567
Obligations issued by U.S. states and their political subdivisions	(1)	739	(174)	5,376	5	(175)	6,115
Mortgage-backed securities:
Residential	(6)	1,369	(15,240)	105,700	43	(15,246)	107,069
Multifamily	—	—	(723)	14,194	4	(723)	14,194
Asset-backed securities	—	—	(131)	3,916	2	(131)	3,916
Total available-for-sale	$(7)	$2,108	$(18,065)	$152,451	64	$(18,072)	$154,559

December 31, 2024
U.S. Treasury Note	$—	$—	$(1,160)	$5,776	1	$(1,160)	$5,776
Corporate Bonds	—	—	(2,357)	39,286	19	(2,357)	39,286
U.S. Government agency obligations	—	—	(62)	812	2	(62)	812
Obligations issued by U.S. states and their political subdivisions	—	—	(333)	6,024	5	(333)	6,024
Mortgage-backed securities:
Residential	(64)	18,888	(22,658)	112,396	47	(22,722)	131,284
Multifamily	(56)	11,237	(977)	7,506	5	(1,033)	18,743
Asset-backed securities	—	—	(197)	4,115	2	(197)	4,115
Total available-for-sale	$(120)	$30,125	$(27,744)	$175,915	81	$(27,864)	$206,040
Of the 64 available-for-sale securities in an unrealized loss position at December 31, 2025, 50 are comprised of U.S. Government agency obligations, Treasury notes, and mortgage-backed securities. These securities were all issued by U.S. Government-sponsored entities and agencies. For corporate bonds, obligations issued by U.S. states and their political subdivisions and asset-backed securities in an unrealized loss position, the decline in fair value is attributable to changes in interest rates and liquidity, not credit quality. The Company does not intend to sell these securities, nor does it foresee being required to sell them before the anticipated recovery or maturity.

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

The following table summarizes held-to-maturity securities with unrealized losses at December 31, 2025 and December 31, 2024 aggregated by major security type and length of time in a continuous loss position.

	Less than 12 Months		12 Months or More		Total
	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Number of Securities	Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
December 31, 2025
Corporate Bonds	$—	$—	$(1,012)	$14,588	8	$(1,012)	$14,588
Asset-backed securities	—	—	(472)	8,035	1	(472)	8,035
Total held-to-maturity	$—	$—	$(1,484)	$22,623	9	$(1,484)	$22,623

December 31, 2024
Corporate Bonds	$—	$—	$(2,186)	$16,414	9	$(2,186)	$16,414
Asset-backed securities	—	—	(993)	13,581	2	(993)	13,581
Total held-to-maturity	$—	$—	$(3,179)	$29,995	11	$(3,179)	$29,995
The held-to-maturity securities in an unrealized loss position at December 31, 2025, are corporate bonds and asset-backed securities, which experienced a decline in fair value attributable to changes in interest rates and liquidity, not credit quality. The Company also does not intend to sell these securities, nor does it foresee being required to sell them before the anticipated recovery or maturity.
FHLB Stock and Other Investments
At December 31, 2025 and 2024, other investments primarily consisted of investments in FHLB stock and, to a much lesser extent, investments in a financial technology fund and a community banking core provider cooperative. Other investments carried at fair value totaled $15.8 million and $17.6 million at December 31, 2025 and 2024, respectively. The investment in a financial technology fund is carried at net asset value (“NAV”) and totaled $520 thousand at December 31, 2025 and $226 thousand at December 31, 2024. The Company recorded a net increase in the NAV of $69 thousand and $33 thousand for the years ended December 31, 2025 and 2024, respectively, as a component of other income. The Company's unfunded commitments related to the financial technology fund totaled $445 thousand at December 31, 2025.
NOTE 3 – LOANS RECEIVABLE, NET
A summary of loans receivable, net, at December 31, 2025 and 2024 is as follows:

	December 31, 2025	December 31, 2024
	(In thousands)
Residential	$510,583	$518,243
Multifamily	641,027	671,116
Commercial real estate	306,096	259,633
Construction	51,353	85,546
Junior liens	31,008	25,422
Commercial and industrial	24,159	16,311
Consumer and other	126,306	7,211
Total loans	1,690,532	1,583,482
Less: Allowance for credit losses on loans (1)	14,392	12,965
Loans receivable, net	$1,676,140	$1,570,517
(1) For more information, see Note 4 - Allowance for Credit Losses.

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

Loans are recorded at amortized cost, which includes principal balance, net deferred fees or costs, premiums and discounts. The Company elected to exclude accrued interest receivable from amortized cost. Accrued interest receivable is reported separately in the consolidated balance sheets and totaled $8.3 million and $6.7 million at December 31, 2025 and December 31, 2024, respectively. Loan origination fees and certain direct loan origination costs are deferred and the net fee or cost is recognized in interest income as an adjustment of yield. At December 31, 2025 and December 31, 2024, net deferred loan fees totaled $2.3 million and $2.0 million, respectively.
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
•The consumer loan portfolio primarily includes loans purchased from Bankers Healthcare Group, LLC (“BHG”). BHG originates loans nationwide to licensed or unlicensed or otherwise skilled business professionals for business development, practice improvement, debt consolidation, working capital, equipment purchases and, occasionally, business purchases. BHG typically originates loans at fixed interest rates and without a prepayment penalty provision. BHG both underwrites and funds the loans, which are unsecured. When we purchase loans from BHG, we purchase 100% of the loans and BHG establishes a reserve deposit account with the Bank equal to 3% of the loan balance, which Management has determined to be sufficient to cover any expected losses in the loan pools. BHG services the loan, remitting payments monthly to the Bank. If a loan becomes delinquent, BHG handles all collection activity and bears all associated costs. During the delinquency period, loan payments are withdrawn from the reserve deposit account and replaced when delinquent payments are collected. If a loan becomes 90 days delinquent, the company requests a replacement or reimbursement of the loan amount due. BHG has been reimbursing the Company as requested.
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

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

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
The following table presents the risk category of loans by class of loan and vintage as of December 31, 2025:

	Term Loans by Origination Year
	2025	2024	2023	2022	2021	Pre-2021	Revolving Loans	Total
	(in thousands)
Residential
Pass	$48,171	$21,836	$12,228	$82,194	$94,621	$246,512	$—	$505,562
Substandard	—	—	—	—	330	4,691	—	5,021
Total	48,171	21,836	12,228	82,194	94,951	251,203	—	510,583
Multifamily
Pass	35,008	15,550	16,698	265,813	124,777	177,426	—	635,272
Substandard	—	—	—	5,319	—	436	—	5,755
Total	35,008	15,550	16,698	271,132	124,777	177,862	—	641,027
Commercial real estate
Pass	71,145	22,901	26,477	113,256	14,182	57,387	—	305,348
Special mention	—	—	—	—	—	748	—	748
Total	71,145	22,901	26,477	113,256	14,182	58,135	—	306,096
Construction
Pass	28,401	18,160	—	4,792	—	—	—	51,353
Total	28,401	18,160	—	4,792	—	—	—	51,353
Junior liens
Pass	7,691	5,719	4,039	4,995	1,176	7,146	—	30,766
Substandard	—	—	59	—	39	144	—	242
Total	7,691	5,719	4,098	4,995	1,215	7,290	—	31,008
Commercial and industrial
Pass	15,263	2,066	4,893	84	1,413	—	—	23,719
Substandard	—	—	440	—	—	—	—	440
Total	15,263	2,066	5,333	84	1,413	—	—	24,159
Consumer and other
Pass	121,081	5,213	—	—	—	—	12	126,306
Total	121,081	5,213	—	—	—	—	12	126,306
Total gross loans	$326,760	$91,445	$64,834	$476,453	$236,538	$494,490	$12	$1,690,532

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

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

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

Past Due and Non-accrual Loans
The following table presents the recorded investment in past due and current loans by loan portfolio class as of December 31, 2025 and 2024:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans Receivable
	(In thousands)
December 31, 2025
Residential	$3,183	$44	$4,002	$7,229	$503,354	$510,583
Multifamily	—	1,036	5,669	6,705	634,322	641,027
Commercial real estate	—	—	—	—	306,096	306,096
Construction	—	—	—	—	51,353	51,353
Junior liens	—	—	144	144	30,864	31,008
Commercial and industrial	2,001	—	—	2,001	22,158	24,159
Consumer and other	—	—	—	—	126,306	126,306
Total	$5,184	$1,080	$9,815	$16,079	$1,674,453	$1,690,532

December 31, 2024
Residential	$3,085	$315	$3,892	$7,292	$510,951	$518,243
Multifamily	303	—	—	303	670,813	671,116
Commercial real estate	774	—	—	774	258,859	259,633
Construction	—	—	—	—	85,546	85,546
Junior liens	—	—	149	149	25,273	25,422
Commercial and industrial	—	563	15	578	15,733	16,311
Consumer and other	—	—	—	—	7,211	7,211
Total	$4,162	$878	$4,056	$9,096	$1,574,386	$1,583,482

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

The following table presents information on non-accrual loans at December 31, 2025 and 2024:

December 31, 2025	Non-accrual	Interest Income Recognized on Non-accrual Loans	Amortized Cost Basis of Loans > 90 Days Past Due and Still Accruing	Amortized Cost Basis of Non-accrual Loans Without Related Allowance
	(In thousands)
Residential	$5,021	$65	$—	$5,021
Multifamily	5,669	—	—	5,669
Junior liens	242	13	—	242
Commercial and industrial	440	19	—	440
Total	$11,372	$97	$—	$11,372

December 31, 2024
Residential	$4,377	$19	$—	$4,377
Multifamily	—	7	—	—
Junior liens	149	7	—	149
Commercial and industrial	578	—	—	578
Total	$5,104	$33	$—	$5,104
The Company had no loans held-for-sale at December 31, 2025 and 2024. Gains and losses on sales of loans are specifically identified and accounted for in accordance with U.S. GAAP.
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
The following table presents the amortized cost basis at December 31, 2025, of loan modifications to borrowers experiencing financial difficulty during 2025, disaggregated by type of modification.

	Payment Delays	Term Extensions	Total Principal	% of Total Class of Loans
	(Dollars in thousands)
Residential	$280	$—	$280	0.05%
Total	$280	$—	$280	0.02%

Types of Modifications
Junior liens	Term extension of 68 months
Commercial and industrial	Deferral of three payments

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

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
The Company closely monitors the performance of modified loans to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the payment status and amortized cost basis at December 31, 2025, of loans that were modified during the 12-month period ended December 31, 2025.

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-Accrual	Total
	(In thousands)
Residential	$280	$—	$—	$—	$—	$280
Total	$280	$—	$—	$—	$—	$280
The following table presents the payment status and amortized cost basis at December 31, 2024, of loans that were modified during the 12-month period ended December 31, 2024.

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Non-Accrual	Total
	(In thousands)
Junior liens	$43	$—	$—	$—	$—	$43
Commercial and industrial	—	—	—	—	563	563
Total	$43	$—	$—	$—	$563	$606
The Company had $4.0 million and $3.7 million in consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process at December 31, 2025 and 2024, respectively. At December 31, 2025 and December 31, 2024, the Company had no real estate owned.

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

NOTE 4 - ALLOWANCE FOR CREDIT LOSSES
Allowance for Credit Losses - Loans
The allowance for credit losses on loans is summarized in the following table:

	2025	2024
	(In thousands)
Balance at beginning of period	$12,965	$14,154
Charge-offs	(63)	(56)
Recoveries	13	11
Net charge-offs	(50)	(45)
(Recovery of) provision for credit loss on loans	1,477	(1,144)
Balance at end of period	$14,392	$12,965
The following tables present the activity in the Company’s allowance for credit losses by class of loans for 2025 and 2024:

	Balance at December 31, 2024	Charge-offs	Recoveries	Provision for Credit Loss - Loans	Balance at December 31, 2025
	(In thousands)
Residential	$1,989	$—	$—	$205	$2,194
Multifamily	6,609	—	—	38	6,647
Commercial real estate	3,641	—	—	635	4,276
Construction	460	—	—	440	900
Junior liens	109	—	—	50	159
Commercial and industrial	157	(2)	—	61	216
Consumer and other (1)	—	(61)	13	48	—
Total	$12,965	$(63)	$13	$1,477	$14,392
(1)    Purchased consumer loans are cash-collateralized to an amount that exceeds management’s calculation of expected credit losses and, therefore do not have an allowance for credit losses as of December 31, 2025.
The commercial and industrial charge-off relates to a loan originated in 2021. Consumer and other charge-offs relate to overdrafts, which were originated in the fourth quarter of 2024 or in 2025, as it is our policy to charge these off within 60 days of occurrence.

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

	Balance at December 31, 2023	Charge-offs	Recoveries	(Recovery of) Provision for Loan Loss	Balance at December 31, 2024
	(In thousands)
Residential	$1,968	$—	$—	$21	$1,989
Multifamily	7,046	—	—	(437)	6,609
Commercial real estate	3,748	—	—	(107)	3,641
Construction	1,222	—	—	(762)	460
Junior liens	76	—	—	33	109
Commercial and industrial	94	—	—	63	157
Consumer and other (1)	—	(56)	11	45	—
Total	$14,154	$(56)	$11	$(1,144)	$12,965
(1)    Purchased consumer loans are cash-collateralized to an amount that exceeds management’s calculation of expected credit losses and, therefore do not have an allowance for credit losses as of December 31, 2024.
Consumer and other charge-offs relate to overdrafts, which were originated in the fourth quarter of 2023 or in 2024, as it is our policy to charge these off within 60 days of occurrence.
The following table represents the allocation of allowance for credit losses on loans and the related recorded investment, including deferred fees and costs, in loans by loan portfolio segment, disaggregated based on the impairment methodology at December 31, 2025 and 2024.

	Loans			Allowance for Credit Losses on Loans
December 31, 2025	Individually Evaluated	Collectively Evaluated	Total	Individually Evaluated	Collectively Evaluated	Total
	(In thousands)
Residential	$5,021	$505,562	$510,583	$—	$2,194	$2,194
Multifamily	5,669	635,358	641,027	—	6,647	6,647
Commercial real estate	—	306,096	306,096	—	4,276	4,276
Construction	—	51,353	51,353	—	900	900
Junior liens	242	30,766	31,008	—	159	159
Commercial and industrial	440	23,719	24,159	—	216	216
Consumer and other (1)	—	126,306	126,306	—	—	—
Total	$11,372	$1,679,160	$1,690,532	$—	$14,392	$14,392
(1) Includes purchased consumer loans that are cash-collateralized to an amount that exceeds management’s calculation of expected credit losses and, therefore do not have an allowance for credit losses as of December 31, 2025.

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

	Loans			Allowance for Loan Losses
December 31, 2024	Individually Evaluated	Collectively Evaluated	Total	Individually Evaluated	Collectively Evaluated	Total
	(In thousands)
Residential	$3,960	$514,283	$518,243	$—	$1,989	$1,989
Multifamily	—	671,116	671,116	—	6,609	6,609
Commercial real estate	—	259,633	259,633	—	3,641	3,641
Construction	—	85,546	85,546	—	460	460
Junior liens	—	25,422	25,422	—	109	109
Commercial and industrial	563	15,748	16,311	—	157	157
Consumer and other (1)	—	7,211	7,211	—	—	—
Total	$4,523	$1,578,959	$1,583,482	$—	$12,965	$12,965
(1) Includes purchased consumer loans that are cash-collateralized to an amount that exceeds management’s calculation of expected credit losses and, therefore do not have an allowance for credit losses as of December 31, 2024.
Allowance for Credit Losses - Securities
At December 31, 2025 and 2024, the balance of the allowance for credit losses on securities was $91 thousand and $98 thousand, respectively. For 2025 and 2024, the Company recorded a decrease in provision for credit losses on held-to-maturity securities of $7 thousand and $60 thousand, respectively. Accrued interest receivable on securities is reported as a component of accrued interest receivable on the consolidated balance sheet and totaled $1.0 million and $1.4 million at December 31, 2025 and 2024, respectively. The Company made the election to exclude accrued interest receivable from the estimate of credit losses on securities.
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
At December 31, 2025 and December 31, 2024, the balance of the allowance for credit losses for off-balance-sheet exposures was $810 thousand and $157 thousand, respectively. The Company recorded a provision for credit losses on off-balance-sheet exposures of $653 thousand for 2025 and a recovery of provision for credit losses on off-balance-sheet exposures of $146 thousand for 2024.

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

NOTE 5 – PREMISES AND EQUIPMENT
Premises and equipment, net, at December 31, 2025 and 2024, are summarized as follows:

	2025	2024
	(In thousands)
Land	$3,058	$3,058
Buildings and improvements	18,598	18,598
Leasehold improvements	15,340	15,325
Furnishings and equipment	11,040	11,251
Construction in progress	—	72
	48,036	48,304
Accumulated depreciation and amortization	(21,206)	(18,818)
	$26,830	$29,486
Construction-in-progress consists of deposits made related to the construction of branch improvements and the purchase of furnishings and equipment.
Depreciation and amortization of premises and equipment was $3.0 million and $3.1 million for the years ended December 31, 2025 and 2024, respectively.
NOTE 6 – LEASES
The Company leases certain office space, land and equipment under operating leases. These leases have original terms ranging from one year to 40 years. Operating lease liabilities and right-of-use assets are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term.
The Company had the following related to leases:

	December 31,
	2025	2024
	(Dollars in thousands)
Right-of-use assets	$21,705	$23,470
Lease liabilities	23,432	25,168
Weighted average remaining lease term for operating leases	8.4 years	9.4 years
Weighted average discount rate used in the measurement of lease liabilities	2.58%	2.54%
The following table is a summary of the Company’s components of net lease cost for the year ended December 31, 2025 and 2024. The variable lease cost primarily represents variable payments such as common area maintenance and utilities.

	Year Ended December 31,
	2025	2024
	(In thousands)
Operating lease cost	$3,560	$3,517
Variable lease cost	303	310
Total lease cost included as a component of occupancy and equipment	$3,863	$3,827

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

The following table presents supplemental cash flow information related to operating leases:

	Year Ended December 31,
	2025	2024
	(In thousands)
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$3,834	$3,734
Operating lease liabilities arising from obtaining right-of-use assets (non-cash):
Operating leases	$1,163	$1,173
Future undiscounted lease payments for operating leases with initial terms of one year or more as of December 31, 2025 are as follows:

(In thousands)
2026	$3,554
2027	3,448
2028	3,111
2029	3,025
2030	2,529
Thereafter	10,305
Total undiscounted lease payments	25,972
Less: imputed interest	2,540
Total	$23,432
NOTE 7 – DEPOSITS
Deposits at December 31, 2025 and December 31, 2024 are summarized as follows:

	December 31, 2025	Weighted Average Rate	December 31, 2024	Weighted Average Rate
	(Dollars in thousands)
Non-interest bearing deposits	$26,878	—%	$26,001	—%
NOW and demand accounts	489,163	1.76%	369,554	1.39%
Savings	213,444	1.02%	240,426	1.15%
Time deposits	780,390	3.58%	707,339	4.27%
Total	$1,509,875	2.56%	$1,343,320	2.81%
Money market accounts are included within the NOW and demand accounts and savings captions. Included in time deposits are brokered deposits totaling $275.0 million at December 31, 2025 and $155.0 million at December 31, 2024.
Time deposits mature as follows for the year ending December 31:

(In thousands)
2026	$766,317
2027	5,530
2028	3,059
2029	2,052
2030	3,432
$780,390

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

The aggregate amount of time deposits that meet or exceed $250,000 at December 31, 2025 and 2024, were $127.9 million and $135.7 million, respectively. Related party (principal officers, directors, and their affiliates) deposits as of December 31, 2025 and 2024, totaled $2.5 million and $2.7 million respectively.
Interest expense on deposits is summarized as follows (in thousands):

	Year Ended December 31,
	2025	2024
	(In thousands)
NOW and demand accounts	$6,898	$5,051
Savings	2,555	2,752
Time deposits	27,594	29,027
Total	$37,047	$36,830
NOTE 8 – BORROWINGS
Advances from the FHLB are fixed-rate, term borrowings with remaining maturities ranging from one month to six months. At December 31, 2025, FHLB advances totaled $301.0 million with a weighted average interest rate of 4.10% and at December 31, 2024, FHLB advances totaled $339.5 million with a weighted average interest rate of 4.47%. Each advance is payable at its maturity date with a prepayment penalty if repayment is made prior to the maturity date. Advances are secured by loans pledged at the FHLB totaling $619.2 million and $614.0 million as of December 31, 2025 and 2024, respectively.
Advances mature as follows:

Maturity	Rate Range			Weighted Average Rate (1)	Amount
					(In thousands)
2026	3.79%	—	4.80%	4.10%	$301,000
				4.10%	$301,000
(1) The weighted average rate excludes the effect of our derivative contracts. See Note 12 - Derivatives.
NOTE 9 – BENEFIT PLANS
401(k) Plan
The Company has a savings plan under Section 401(k) of the Internal Revenue Code, which covers substantially all employees upon employment who have attained the age of 18. Under the plan, employee contributions are partially matched by the Company at its sole discretion. Company contributions for the years ended December 31, 2025 and 2024 were $774 thousand and $810 thousand, respectively.
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
The Company provides certain health insurance benefits for retired employees and directors meeting plan eligibility requirements. Effective January 1, 2019, the employee postretirement health benefit plan was curtailed, leaving only 12 retired participants and beneficiaries remaining in the plan. Active participants who met certain requirements received payments in lieu of future benefits. The plans are unfunded as of December 31, 2025 and 2024, and the obligation is included in other liabilities as an accrued postretirement benefit cost.

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

The following table sets forth the changes in benefit obligation, changes in plan assets and a reconciliation of the unfunded status and the assumptions used in determining the net periodic cost included in the accompanying consolidated financial statements for the Company’s post retirement plans. The measurement date for the post retirement plans was December 31 for each year presented.

	SERP and DRP		Post Retirement
	2025	2024	2025	2024
	(In thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$2,852	$2,903	$1,157	$1,047
Service cost	89	102	—	—
Interest cost	164	151	59	48
Actuarial (gain) loss	159	(16)	254	153
Benefits paid	(296)	(288)	(99)	(91)
Projected benefit obligation at end of year	$2,968	$2,852	$1,371	$1,157
Reconciliation of plan assets:
Fair value of plan assets at beginning of year	—	—	—	—
Employer contributions	296	288	99	91
Benefits and Settlements paid	(296)	(288)	(99)	(91)
Fair value of plan assets at end of year	$—	$—	$—	$—

Unfunded status	$2,968	$2,852	$1,371	$1,157
Amounts recognized in accumulated other comprehensive income at December 31, ignoring tax effects, consist of:

	SERP and DRP		Post Retirement
	2025	2024	2025	2024
	(In thousands)
Unrecognized net actuarial loss (gain)	$432	$313	$(151)	$(431)
Unrecognized prior service cost	4	10	—	—
Total accumulated other comprehensive loss (gain)	$436	$323	$(151)	$(431)
The weighted average assumptions used in the determination of benefit obligations as of December 31 were as follows:

	SERP and DRP		Post Retirement
	2025	2024	2025	2024
Discount rate	4.73%	5.18%	5.04%	5.34%
The weighted-average assumptions used in the determination of net periodic benefit cost were as follows:

	SERP and DRP		Post Retirement
	2025	2024	2025	2024
Discount rate	5.08%	4.54%	5.24%	4.64%
Expected rate of return on plan assets	N/A	N/A	N/A	N/A

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

The components of net periodic benefit cost and other amounts recognized in other comprehensive income were as follows for the years ended December 31, 2025 and 2024:

	SERP and DRP		Post Retirement
	2025	2024	2025	2024
	(In thousands)
Service cost	$89	$102	$—	$—
Interest cost	164	151	59	48
Prior Service Cost	5	5	—	—
Amortization:
Net loss (gain)	39	46	(26)	(42)
Net periodic benefit cost	$297	$304	$33	$6
The components of net periodic benefit cost other than the service cost component are included in “other non-interest expense” in the Statement of Operations. The estimated net loss and prior service cost for the post-retirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2026 are $67 thousand and $4 thousand, respectively.
The benefits expected to be paid in each of the next five years and the aggregate for the five years thereafter are as follows:

	SERP and DRP	Post- Retirement
	(In thousands)
2026	$286	$117
2027	264	118
2028	243	118
2029	241	117
2030	213	116
Years 2031 - 2035	963	548
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
At December 31, 2025 and 2024, the principal balance on the ESOP loan was $19.3 million and $19.9 million, respectively. Contributions to the ESOP during the years ended December 31, 2025 and 2024, totaled $677 thousand and $655 thousand, respectively. ESOP compensation expense is recognized over the service period and represents the fair value of shares allocated during the year. For the years ended December 31, 2025 and 2024, ESOP compensation expense was $871 thousand and $892 thousand, respectively.

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

Shares held by the ESOP were as follows:

	December 31, 2025	December 31, 2024
	(Dollars in thousands)
Shares allocated to participants	456,360	365,088
Unallocated shares	1,825,440	1,916,712
Total ESOP shares	2,281,800	2,281,800

Fair value of unallocated shares	$22,690	$18,803
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
During 2025, the Company granted to directors and employees, under the 2022 Equity Incentive Plan, 38,500 restricted stock awards with a total grant-date fair value of $367 thousand. These grants vest in equal installments between three years and five years from the date of grant. During 2024, the Company granted to directors and employees, under the 2022 Equity Incentive Plan, 213,880 restricted stock awards with a total grant-date fair value of $2.1 million. These grants vest in equal installments between one year and six years from the date of grant.
There were no performance based shares granted during the twelve months ended December 31, 2025. In 2024, the Company issued 193,070 performance-based restricted stock awards to its officers with a total grant date fair value of $1.8 million. Vesting of the performance-based restricted stock units will be based on achievement of certain levels of loan growth, deposit growth and net interest margin and will convert to a four-year time vest after the three-year measurement period ending December 31, 2026. At the end of the performance period, the number of actual shares to be awarded may vary between 0% and 100% of target amounts. There were no performance based shares granted during the twelve months ended December 31, 2025.

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

The following is a summary of the Company’s restricted stock shares activity and related information for the year ended December 31, 2025:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Outstanding - December 31, 2024	786,764	$10.78
Granted	38,500	9.54
Vested	(136,483)	11.19
Forfeited	(66,691)	10.40
Outstanding - December 31, 2025	622,090	$10.66
Expected future expense relating to the non-vested restricted shares outstanding as of December 31, 2025 is $5.3 million over a weighted average period of 3.5 years.
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
No stock options were granted during the twelve months ended December 31, 2025.
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
The following is a summary of the Company’s stock option activity and related information for the year ended December 31, 2025:

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Outstanding -December 31, 2024	2,291,686	$4.09	$11.57	8.8
Exercised	(1,857)	12.74	11.69
Forfeited	(114,215)	4.25	11.69
Expired	(45,285)	4.25	11.69
Outstanding -December 31, 2025	2,130,329	$4.07	$11.56	7.1
Exercisable - December 31, 2025	1,021,917
Expected future expense relating to the non-vested options outstanding as of December 31, 2025 is $4.1 million over a weighted average period of 3.3 years.

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

The following table presents the share-based compensation expense for the years ended December 31, 2025 and 2024.

	2025	2024
	(In thousands)
Stock option expense	$1,406	$1,461
Restricted stock expense	1,715	1,704
Total share-based compensation expense	$3,121	$3,165
NOTE 11 – INCOME TAXES
There was no current and deferred income tax expense for the years ended December 31, 2025, and 2024 due to the net loss for both years. There was no tax benefit due to the full valuation allowance on the net deferred tax assets. Additionally, the Company had no income tax payments or refunds during the 2025 and 2024 periods.
There was no income from foreign countries for the years ended December 31, 2025, and 2024.
The following table presents required disclosure pursuant to ASU 2023-09 and reconciles the U.S. Federal statutory tax amount for the year ended December 31, 2025:

	Amount	Percent
	(In thousands)
U.S Federal Statutory Tax rate	$(2,105)	(21.00)%
State and local taxes, net of federal income tax effect (1)	—	—%
Changes in Valuation Allowance	1,652	16.48%
Non-deductible compensation	205	2.04%
Stock compensation	125	1.25%
Transaction costs	281	2.80%
Other Nontaxable or Nondeductible items, net (2)	(143)	(1.43)%
Other adjustments	(15)	(0.15)%
Total	$—	—%
(1) State taxes in New Jersey made up the majority (greater than 50%) of the tax effect of this category.
(2) The other nontaxable or nondeductible items category includes items such as bank owned life insurance, tax exempt income, ESOP adjustments, and other non-deductible expenses. None of those items individually or in the aggregate exceeded the 5% quantitative threshold for separate disclosure.

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

The following table presents required disclosure pursuant to ASC 740, Income Taxes, and reconciles the U.S. Federal statutory tax amount for the year ended December 31, 2024:

(In thousands)
Loss before income tax benefit	$(11,911)
Applicable statutory federal income tax rate	21.00%
Computed “expected” federal income tax benefit	$(2,501)
Increase (decrease) in federal income tax expense resulting from:
State income taxes, net of federal benefit	(835)
Valuation allowance	3,311
Tax-exempt income	(37)
Bank owned life insurance	(102)
Non-deductible compensation	14
ESOP fair market value adjustment	(4)
Stock compensation	145
Other items, net	9
Total	$—

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2025 and 2024, are as follows:

	2025	2024
	(In thousands)
Deferred tax assets:
Allowance for credit losses on loans and REO	$4,273	$3,688
Allowance for losses held-to-maturity securities	22	23
Net unrealized losses on securities available-for-sale	3,996	6,472
Accrued post retirement benefits	1,220	1,128
Accrued interest receivable	202	169
Accrued bonus	312	607
Stock compensation	1,307	962
Premises and equipment	552	393
Finance lease liability	6,587	7,075
Charitable contribution carryover	2,536	2,533
Federal net operating loss carryforward	9,666	8,896
State net operating loss carryforward	3,610	2,956
Other	335	253
Total gross deferred tax assets	34,618	35,155
Deferred tax liabilities:
Net unrealized gains on derivatives	315	2,689
Deferred loan fees, net	615	563
Unrealized actuarial gains on post retirement benefits	193	99
Finance lease right-of-use asset	6,101	6,597
Other	55	86
Total gross deferred tax liabilities	7,279	10,034
Net deferred tax asset	27,339	25,121
Valuation allowance	(27,339)	(25,121)
Gross deferred tax assets after valuation allowance	$—	$—
Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2025. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.
On the basis of this evaluation, for the year ended December 31, 2025, a valuation allowance of $27.3 million has been maintained. The amount of the deferred tax asset considered realizable could be adjusted if estimates of future taxable income increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth. Net deferred tax assets are included in other assets.
At December 31, 2025, the Company had federal net operating loss (“NOL”) carryforwards of $46.7 million with no expiration date. Under the provisions of the 2017 Tax Cuts and Jobs Act, use of our federal NOL carryforwards will be limited to 80% of taxable income in future periods. The Company also had New Jersey net operating loss carryforwards of $45.9 million, the majority of which expire in 18 years. At this time, we believe it is more likely than not the benefit from both the federal and state NOL carryforwards will not be realized. As such, we have provided a valuation allowance of $13.3 million on the deferred tax assets related to the NOL carryforwards. The Company contributed $9.0 million to the Blue Foundry Charitable Foundation in 2021 and the deferred benefit has a five-year carryforward limitation.

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

Retained earnings at December 31, 2025 and 2024, includes approximately $14.6 million, for which no provision for income tax has been made. This amount represents an allocation of income to bad debt deductions for tax purposes only. Events that would result in taxation of these reserves include the failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions and excess distributions to stockholders.
The Company and its subsidiary are subject to U.S. federal income tax as well as state income taxes, primarily New Jersey. The Company is no longer subject to examination by Federal taxing authorities for tax years before January 1, 2021, and State taxing authorities for tax years before January 1, 2020. Currently, the Company is not under examination by any taxing authority. The Company's New Jersey state tax returns for the tax years ended December 31, 2015 through 2018 were audited during 2021. The completion of this examination did not have a material impact on the Company's effective tax rates and financials.
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
Interest rate swaps with notional amounts totaling $526.0 million and $349.0 million at December 31, 2025 and 2024, respectively, were designated as cash flow hedges of certain FHLB advances and brokered deposits. They were determined to be highly effective during all periods presented. The Company expects the hedges to remain highly effective during the remaining terms of the swaps.
Summary information about the interest-rate swaps designated as cash flow hedges as of the dates presented is as follows:

	December 31, 2025	December 31, 2024
	(Dollars in thousands)
Notional amounts	$526,000	$349,000
Weighted average pay rates	3.30%	3.12%
Weighted average receive rates	3.89%	4.62%
Weighted average maturity	1.8 years	2.4 years

Gross unrealized gain included in other assets	$3,573	$8,817
Gross unrealized loss included in other liabilities	2,452	453
Unrealized gains (losses), net	$1,121	$8,364
At December 31, 2025, the Company held no cash collateral pledged from the counterparty for these interest-rate swaps and had $1.6 million in securities pledged to the counterparty. At December 31, 2024, the Company held $9.0 million of cash collateral pledged from the counterparty for these interest-rate swaps and had no securities pledged to the counterparty.
Interest income or expense recorded on these swap transactions is reported as a component of interest expense on FHLB advances or brokered deposits. Interest income for the years ended December 31, 2025 and 2024 totaled $4.7 million and $6.4 million, respectively. At December 31, 2025, the Company expected $1.1 million of the unrealized gain to be reclassified as a reduction to interest expense during 2026.

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

Cash Flow Hedge
The effect of cash flow hedge accounting on accumulated other comprehensive income for the years ended December 31, 2025 and 2024 are as follows:

	Amount of (Loss) Gain Recognized in OCI on Derivative (1)	Location of Gain (Loss) Reclassified from OCI into Income/(Expense)	Amount of Gain Reclassified from OCI to Expense
	(In thousands)
Year Ended December 31, 2025
Interest rate contracts	$(7,242)	Interest Expense	$4,726
Year Ended December 31, 2024
Interest rate contracts	$781	Interest Expense	$6,355
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

	Year Ended December 31,
	2025			2024
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
	(In thousands)
Unrealized gain on securities available-for-sale:
Unrealized gain arising during the period	$10,519	$—	$10,519	$3,273	$—	$3,273
Unrealized gain on cash flow hedge:
Unrealized loss arising during the period	(11,968)	—	(11,968)	(5,574)	—	(5,574)
Reclassification adjustment for gains included in net income	4,726	—	4,726	6,355	—	6,355
Total (loss) gain	(7,242)	—	(7,242)	781	—	781
Post-Retirement plans:
Reclassification adjustment for amortization of:
Net actuarial loss	(394)	—	(394)	(128)	—	(128)
Total other comprehensive income:	$2,883	$—	$2,883	$3,926	$—	$3,926

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

The following is a summary of the changes in accumulated other comprehensive income by component, net of tax, inclusive of a deferred tax valuation allowance, for the periods indicated:

	Unrealized Gains Cash Flow Hedges	Unrealized Losses on Available-for-sale Securities	Post- Retirement Plans	Total
	(In thousands)
Balance at December 31, 2024	$8,363	$(27,426)	$109	$(18,954)
Other comprehensive (loss) income before reclassification	(11,968)	10,519	—	(1,449)
Amounts reclassified from accumulated other comprehensive income (loss)	4,726	—	(394)	4,332
Net current period other comprehensive gain (loss)	(7,242)	10,519	(394)	2,883
Balance at December 31, 2025	$1,121	$(16,907)	$(285)	$(16,071)

	Unrealized Gains on Cash Flow Hedges	Unrealized Losses on Available-for-sale Securities	Post-Retirement Plans	Total
	(In thousands)
Balance at December 31, 2023	$7,582	$(30,699)	$237	$(22,880)
Other comprehensive income (loss) before reclassification	(5,574)	3,273	—	(2,301)
Amounts reclassified from accumulated other comprehensive income (loss)	6,355	—	(128)	6,227
Net current period other comprehensive gain (loss)	781	3,273	(128)	3,926
Balance at December 31, 2024	$8,363	$(27,426)	$109	$(18,954)
The following table presents information about amounts reclassified from accumulated other comprehensive income (loss) to the consolidated statements of operations for the periods indicated:

Details about Accumulated Other Comprehensive Income Components	Year Ended December 31,		Affected Line Item in the Statement Where Net Income is Presented
	2025	2024
	(In thousands)
Losses on cash flow hedges:
Interest rate contracts	$(4,726)	$(6,355)	Interest expense
Amortization of benefit plan items:
Net actuarial loss	394	128	Compensation and benefits
Total tax effect	—	—	Income tax expense
Total reclassification for the period, net of tax	$(4,332)	$(6,227)

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

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

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

The following table summarizes the fair value of assets and liabilities as of December 31, 2025:

		Fair Value Measurements at December 31, 2025, Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Measured on a recurring basis:
Financial assets
Securities available-for-sale:
U.S. Treasury Notes	$95,785	$95,785	$—	$—
Corporate Bonds	40,977	—	40,977	—
U.S. Government agency obligations	567	567	—	—
Obligations issued by U.S. states and their political subdivisions	6,115	—	6,115	—
Mortgage-backed securities:
Residential	138,176	—	138,176	—
Multifamily	15,691	—	15,691	—
Asset-backed securities	3,916	—	3,916	—
Total securities available-for-sale	301,227	96,352	204,875	—
Derivatives	3,573	—	3,573	—
Total financial assets measured on a recurring basis	$304,800	$96,352	$208,448	$—
Financial Liabilities
Derivatives	$2,452	$—	$2,452	$—

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

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

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

The following tables present the book value, fair value, and placement in the fair value hierarchy of financial instruments not recorded at fair values in their entirety on a recurring basis on the Company’s balance sheet at December 31, 2025 and 2024. The fair value measurements presented are consistent with Topic 820, Fair Value Measurement, in which fair value represents exit price.
These tables exclude financial instruments for which the carrying amount approximates fair value. Financial instruments for which the carrying amount approximates fair value include cash and cash equivalents, other investments, non-maturity deposits, overnight borrowings, and accrued interest, and are excluded from the table below.
The carrying amounts and fair value of financial instruments not carried at fair value, at December 31, 2025 and December 31, 2024 are as follows:

		Fair Value Measurements at December 31, 2025, Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Book Value	(Level 1)	(Level 2)	(Level 3)
Measured on a non-recurring basis:	(In thousands)
Financial assets
Corporate bonds	$18,600	$—	$17,593	$—
Asset-backed securities	8,507	—	8,035	—
Securities held-to-maturity	27,107	—	25,628	—
Loans, net of allowance for credit losses	1,676,140	—	—	1,617,007
Financial liabilities
Time Deposits	780,390	—	778,910	—
Federal Home Loan Bank advances	$301,000	$—	$301,189	$—

		Fair Value Measurements at December 31, 2024, Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Book Value	(Level 1)	(Level 2)	(Level 3)
Measured on a non-recurring basis:	(In thousands)
Financial assets
Corporate bonds	$18,600	$—	$16,414	$—
Asset-backed securities	14,574	—	13,581	—
Securities held-to-maturity	33,174	—	29,995	—
Loans, net of allowance for credit losses	1,570,517	—	—	1,468,929
Financial liabilities
Time Deposits	707,339	—	705,514	—
Federal Home Loan Bank advances	339,500	—	340,131	—
The fair value of cash and other deposits equals book value. The Company classifies the estimated fair value as Level 1 within the fair value hierarchy.

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

NOTE 15 – COMMITMENTS AND CONTINGENCIES

The Company extends credit to meet the financing needs of its customers through commitments and lines of credit. In addition we routinely enter into other commitments in the normal course of business.

The following commitments exist at December 31, 2025 and 2024, which are not reflected in the accompanying consolidated financial statements:

	December 31, 2025	December 31, 2024
	(In thousands)
Origination of mortgage loans:
Fixed rate	$60	$1,540
Variable rate	18,890	19,368
Origination of commercial and industrial loans	5,325	—
Undisbursed home equity credit lines	43,241	41,278
Undisbursed construction credit lines	80,201	25,805
Undisbursed commercial credit lines	625	445
Performance standby letters of credit	671	671
Overdraft protection credit lines	27,334	17,049
Commitments to purchase investments	445	670

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
The following table presents the Company’s sources of revenue from contracts with customers for the years ended December 31, 2025 and 2024, respectively.

	Year Ended December 31,
	2025	2024
	(In thousands)
Service charges on deposits	$245	$235
Interchange income	561	545
Total revenue from contracts with customers	$806	$780

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

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
On February 21, 2024, the Company adopted its fourth program to repurchase up to 1,203,545 shares, or 5%, of its publicly held shares of common stock. The fourth plan commenced immediately upon completion of the third repurchase plan. On November 8, 2024, the Company adopted its fifth program to repurchase up to 1,139,420 shares, or 5%, of its outstanding common stock. The fifth plan commenced immediately upon completion of the fourth repurchase plan.
On June 18, 2025, the Company adopted a program to repurchase up to 1,082,533 shares, or 5% of its outstanding common stock commencing upon the completion of the Company’s fifth stock repurchase program.
During the year ended December 31, 2024, the Company repurchased 1,945,241 shares of its common stock outstanding at an average price of $9.90 for a total of $19.3 million pursuant to the stock repurchase program. During the year ended December 31, 2025, the Company completed the purchase of 1,207,864 shares authorized in the plans for an average price of $9.39 per share for a total cost of $11.3 million. An additional 500,000 shares were repurchased in the third quarter of 2025, as part of a private transaction executed at a slight discount to the market price at the time. At December 31, 2025, 735,741 shares remain available to repurchase in the sixth plan.
For the year ended December 31, 2025 and 2024, shares repurchased include 30,132 and 24,301, respectively, shares purchased in connection with the vesting of shares of restricted stock under our 2022 Equity Incentive Plan for the withholding of shares to pay income taxes. These shares are repurchased pursuant to the terms of the 2022 Equity Incentive Plan and therefore are not part of the Company’s repurchase program.

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

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

	For the Year Ended December 31,
	2025	2024
	(Income In thousands)
Net loss applicable to common shares	$(10,025)	$(11,911)
Shares
Average number of common shares outstanding	21,517,668	23,439,653
Less: Average unallocated ESOP shares	1,870,858	1,962,224
Average number of common shares outstanding used to calculate basic earnings per common share	19,646,810	21,477,429
Common stock equivalents	—	—
Average number of common shares outstanding used to calculate diluted earnings per common share	19,646,810	21,477,429
Loss per common share
Basic	$(0.51)	$(0.55)
Diluted	$(0.51)	$(0.55)
Excluded from the earnings per share calculation are anti-dilutive equity awards for the years ended December 31, 2025 and 2024 totaling 1,003,326 and 1,138,653, respectively. Due to the Company’s net loss for the year ended December 31, 2025 and 2024, the assumed vesting of outstanding restricted stock units had an antidilutive effect on diluted earnings per share.
NOTE 19 – REGULATORY CAPITAL REQUIREMENTS
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines, and additionally for the Bank, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off balance sheet items calculated under regulatory accounting practices. Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Company. The Bank has not paid dividends to the Company in the past. Capital amounts and classifications are also subject to qualitative judgements by regulators. Failure to meet capital requirements can initiate regulatory action. The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital. As of December 31, 2025, the Bank meets all capital adequacy requirements to which they are subject.
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2025 and 2024, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

The following table presents the regulatory capital, assets and risk based capital (common equity Tier 1, Tier 1 and Total capital) ratios for the Bank at December 31, 2025 and 2024:

	Bank Actual		Minimum Capital Adequacy		Minimum Capital Adequacy With Capital Buffer		For Classification as Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2025
Common equity tier 1	$285,705	17.93%	$71,705	4.50%	$111,541	7.00%	$103,574	6.50%
Tier 1 capital	285,705	17.93%	95,607	6.00%	135,443	8.50%	127,476	8.00%
Total capital	300,998	18.89%	127,476	8.00%	167,312	10.50%	159,345	10.00%
Tier 1 (leverage) capital	285,705	13.09%	87,286	4.00%	N/A	N/A	109,108	5.00%

December 31, 2024
Common equity tier 1	$289,614	19.26%	$67,673	4.50%	$105,269	7.00%	$97,749	6.50%
Tier 1 capital	289,614	19.26%	90,230	6.00%	127,826	8.50%	120,307	8.00%
Total capital	302,834	20.14%	120,307	8.00%	157,903	10.50%	150,384	10.00%
Tier 1 (leverage) capital	289,614	13.98%	82,862	4.00%	N/A	N/A	103,577	5.00%
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

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

The following table represents segment information for the years ended December 31, 2025 and 2024:

	For the Year Ended December 31,
	2025	2024
Interest income:
Loans	$80,716	$70,185
Taxable investment income	14,447	15,122
Non-taxable investment income	143	144
Total interest income	95,306	85,451
Interest expense:
Deposits	37,047	36,830
Borrowed funds	10,875	11,071
Total interest expense	47,922	47,901
Net interest income	47,384	37,550
Provision for (release of) credit losses	2,123	(1,350)
Net interest income after provision for (release of) credit losses	45,261	38,900
Non-interest income:
Fees and service charges	1,089	1,203
Other income	594	591
Total non-interest income	1,683	1,794
Non-interest expense:
Compensation and benefits	31,935	29,433
Occupancy and equipment	9,091	8,878
Data processing	5,994	5,648
Other expense	9,949	8,646
Total non-interest expense	56,969	52,605
Loss before income tax expense	(10,025)	(11,911)
Income tax expense	—	—
Net loss	$(10,025)	$(11,911)
Our segment assets represent our assets as presented on the Consolidated Balance Sheets.

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

NOTE 21 - CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY
The condensed financial statements of Blue Foundry Bancorp (parent company only) are presented below:

Condensed Balance Sheets
	December 31, 2025	December 31, 2024
	(In thousands)
Assets:
Cash and cash equivalents	$23,304	$41,297
Investment in banking subsidiary	269,659	270,904
ESOP loan receivable	19,256	19,932
Other investments	520	226
Other assets	284	446
Total Assets	$313,023	$332,805
Liabilities and Stockholders’ Equity:
Total liabilities	$282	$607
Total stockholders’ equity	312,741	332,198
Total Liabilities and Stockholders’ Equity	$313,023	$332,805

Condensed Statements of Comprehensive Loss
		Year Ended December 31,
		2025	2024
	(In thousands)
Income:
Interest on ESOP loan receivable		$648	$669
Total income		648	669
Expenses:
Other expenses		4,511	3,411
Total expenses		4,511	3,411
Loss before income tax benefit		(3,863)	(2,742)
Income tax benefit		—	—
Loss before undistributed earnings of subsidiary		(3,863)	(2,742)
Equity in undistributed earnings of banking subsidiary		(6,162)	(9,169)
Net loss		$(10,025)	$(11,911)

Comprehensive loss:
Net loss	$	$(10,025)	$(11,911)
Other comprehensive income		2,883	3,926
Comprehensive loss	$	$(7,142)	$(7,985)

BLUE FOUNDRY BANCORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

Condensed Statements of Cash Flows
		Year Ended December 31,
		2025	2024
	(In thousands)
Cash flows from operating activities:
Net loss	$	$(10,025)	$(11,911)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary		6,162	9,169
ESOP and stock-based compensation expense		1,291	1,327
Decrease in other assets		93	63
Decrease in other liabilities		(383)	(290)
Net cash used by operating activities		(2,862)	(1,642)

Cash flows from investing activities:
Purchase of other investments		(225)	(150)
Repayment of ESOP loan		676	656
Net cash provided by investing activities		451	506

Cash flows from financing activities:
Issuance of common stock		667	498
Purchase of treasury stock		(16,270)	(19,423)
Proceeds from exercised options		21	—
Net cash used in financing activities		(15,582)	(18,925)
Net decrease in cash and cash equivalents		(17,993)	(20,061)
Cash and cash equivalents at beginning of year		41,297	61,358
Cash and cash equivalents at end of year	$	$23,304	$41,297
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
In March of 2026, a subsidiary of the Bank was the successful bidder for a property in Philadelphia, PA, securing a defaulted multifamily loan for $5.3 million at a sheriff’s sale and is now the equitable owner by virtue of that bid. Upon recording of the sheriff’s deed, the subsidiary will become the full legal owner of the property. A receiver has been appointed by the Court to manage the property.
In anticipation of the pending acquisition by Fulton, and in accordance with the contract, the ESOP loan has been paid in full and all equity awards have been settled.
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
(b)     Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management, including our Principal Executive Officer and Principal Financial Officer, concluded that our internal control over financial reporting was effective and met the criteria of the “Internal Control — Integrated Framework (2013)” as of December 31, 2025.
(c)    Attestation Report of the Registered Public Accounting Firm
Not applicable because the Company is an emerging growth company.
(d)    Changes in Internal Controls
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
During the fourth quarter of 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Corporation’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The Board of Directors currently consists of nine members and is divided into three classes with one class of directors elected each year until 2027 when the Board becomes declassified. Each of the nine members also serves as a director of Blue Foundry Bank.
The Company’s goal is to have a Board of Directors whose members have diverse professional backgrounds and have demonstrated professional achievement with the highest personal and professional ethics and integrity. The Board recognizes that the Company benefits from a Board whose members possess a diversity of business experience and demographic backgrounds and seek to identify nominees with a range of backgrounds and experience. In addition to an understanding of the banking industry and the communities served by the Bank, important factors considered in the selection of nominees for director include experience in positions that develop good business judgment, which demonstrate a high degree of responsibility and independence and that show the individual’s ability to commit adequate time and effort to serve as a director.

Directors and Executive Officers of Blue Foundry Bancorp
The following table states our directors’ names, their ages as of December 31, 2025, the years when they began serving as directors of Blue Foundry Bank and the years when their current terms expire.

Name	Position(s) Held with Blue Foundry Bancorp and Blue Foundry Bank	Age	Director Since	Current Term Expires

J. Christopher Ely	Vice Chairman	69	1997	2026
Robert T. Goldstein	Director	63	2015	2026
Kenneth Grimbilas	Chairman of the Board	72	1997	2027
Elizabeth Varki Jobes, Esq.	Director	59	2023	2027
Patrick H. Kinzler	Director	67	2012	2027
John F. Kuntz, Esq.	Director	70	2024	2026
Mirella Lang	Director	47	2020	2027
James D. Nesci	President, Chief Executive Officer and Director	53	2019	2027
Jonathan M. Shaw	Director	60	2010	2027
The following information describes the business experience of each of the Company’s directors.
J. Christopher Ely has been a Director of Blue Foundry Bank for over 25 years. Mr. Ely, a licensed real estate agent, is President of One Madison Management Corp., a real estate management and consulting firm that serves the needs of residential, commercial and industrial property owners in Northern New Jersey. He received a Bachelor of Science degree in Business Administration/Accounting from Montclair State College, began his career with Price Waterhouse and Co. and earned his Certified Public Accounting license. He serves as an Assistant Treasurer for the Glen Ridge Congregational Church. Mr. Ely chairs the Audit Committees of both the Company and Blue Foundry Bank. Mr. Ely provides the Board of Directors with extensive knowledge of accounting, real estate and small business management matters.
Robert T. Goldstein currently serves as the Group Benefit Specialist at Astorino Financial Group, Inc., having previously been an Investment Advisory Representative at the firm. Prior to those positions, he was the President and Owner of R.J. Goldstein & Associates, Inc., an employee benefits consulting and brokerage firm, which he sold to World Insurance Associates, LLC (WIA) in 2017. He remains a Principal at WIA. Mr. Goldstein received his Bachelor of Science in Mathematics from Fairfield University. He also has received his Fellowship certificate from the NACD. Mr. Goldstein offers a valuable perspective and experience with respect to human capital and employee benefits matters as well as with respect to developing a successful business.
Kenneth Grimbilas is the Chairman of Blue Foundry Bank Board of Directors and has served as a Director for over 25 years. Mr. Grimbilas is the Chief Executive Officer of Tornqvist, Inc., a boutique fabrication and machine shop that has served many clients in the pharmaceuticals, government, transportation, aerospace, entertainment, and consumer goods industries. In addition, Mr. Grimbilas has been a member of the board of the Chilton Memorial Hospital Foundation, now Chilton Medical Center, part of Atlantic Health. Mr. Grimbilas’ success in developing and sustaining a manufacturing business in New Jersey provides the Board of Directors with knowledge of business and operational matters as well as the Northeastern New Jersey market area.
Elizabeth Jobes is Chief Compliance Officer at Immunocore, having joined in January 2024. Most recently, Ms. Jobes worked at Amryt Pharmaceuticals which was sold in 2023. She has also had Compliance Officer roles at EMD Serono, Spark Therapeutics, Auxilium Pharmaceuticals, Adolor Inc. and Cephalon Inc. Ms. Jobes is a board member of Blue Foundry Bank and a past board member of Eyam Vaccines and Immunotherapeutics, and Ampio Pharmaceuticals. Ms. Jobes obtained her J.D. from Rutgers School of Law and a Bachelor of Arts in Foreign Service and International Politics from Pennsylvania State University, State College PA. Ms. Jobes is a member of the South Asian Bar Association and is a past board member of Women’s Way and Support Center for Child Advocates. Ms. Jobes’ years of combined legal and compliance experience leading large, global companies, as well as her service on a public board, brings additional perspective to our Board of Directors.

Patrick H. Kinzler has been Managing Principal at HLW International LLP, an architectural firm, since 2006 and ending on March 20, 2026. His areas of responsibility included Finance, Legal, and Information Technology. Mr. Kinzler served as Treasurer of KPMG Consulting/BearingPoint from January 2000 until December 2005. From 1997 until 2000, Mr. Kinzler served as Assistant Treasurer of SmithKline Beecham. Mr. Kinzler began his corporate career in 1986 with PNC Financial Corp., first in the credit training program and then as a Corporate Banker in PNC’s New York office. His last position was a Manager of Large Corporate Banking in the New Jersey marketplace. Mr. Kinzler received a Bachelors degree in Business Administration and Accounting from Shippensburg State University and an MBA in Finance from Temple University. Mr. Kinzler’s valuable experience in banking and corporate treasury greatly assists the Board of Directors with its assessment of our risk management efforts and operational needs.
John F. Kuntz, Esq. joined the Board in July 2024. Prior to joining the Company, Mr. Kuntz held many executive roles at Provident Bank and its parent company, Provident Financial Services, Inc. During his tenure there, he served as General Counsel and Corporate Secretary of the parent company. Most recently, he served as Senior Executive Vice President and Chief Administrative Officer of Provident Bank where he managed several departments, including Loan and Deposit Operations, Credit, Facilities, Marketing, Human Resources and Information Technology. Mr. Kuntz participated in a number of transactions while at Provident, including taking that bank public and acquiring five banks and three wealth management companies. Mr. Kuntz also served as corporate secretary of The Provident Bank Foundation and was a member of the Board of Directors of Beacon Trust Company, a full-service wealth management company. Mr. Kuntz was a member of the American Bankers Association General Counsels Group and the Society for Corporate Governance. He obtained his J.D. from New York Law School, his B.A. degree from Fairfield University and is licensed to practice law in both New Jersey and New York. Through the NACD, Director Kuntz has been certified in cybersecurity oversight by Carnegie Mellon University Software Engineering Institute. Mr. Kuntz’s extensive knowledge and experience in financial, legal, operational and administrative matters and his invaluable leadership skills provides additional perspective and depth to the Board of Directors.
Mirella Lang leads institutional capital formation at ITE Management, an alternative asset management firm. Ms. Lang is a leader with over 20 years of experience in institutional investment management, investment banking and financial institutions across the US. She was most recently a Managing Director on AQR’s Business Development team, leading fundraising and investor relations with large institutional investors and strategic clients of the firm. Prior to AQR, Ms. Lang was a Director in the Financial Institutions Group in the investment banking division at UBS, and earlier at Merrill Lynch & Co. While in investment banking, Ms. Lang advised banks, asset management and insurance companies on corporate initiatives, such as M&A, capital raising, restructuring, and leveraged buyouts. She earned a Bachelor of Science in Accounting from Washington & Lee University, summa cum laude and Phi Beta Kappa, and received an MBA from the University of California at Berkeley’s Haas School of Business. Ms. Lang serves on the Board of ASSIST, a non-profit organization focused on high school exchange education for exceptionally gifted international students. Ms. Lang’s experience with investment management, investment banking and the financial institutions industry brings valuable skills to our board.
James D. Nesci serves as President and Chief Executive Officer of Blue Foundry Bank, a position he has held since 2018. In addition, he is a board member of the New Jersey Bankers Association. Mr. Nesci has been instrumental in developing the Blue Foundry brand. Prior to his role at Blue Foundry Bank, he served as Head of National Sales for TD Bank’s $20 billion U.S. wealth management business. Before joining TD Bank, Mr. Nesci served as Executive Vice President and Chief Wealth Management Officer of Provident Bank and was President of Beacon Trust, a wholly owned subsidiary of Provident Bank. Prior to this, Mr. Nesci was Chief Operating Officer with Wilmington Trust Company, National Wealth Management. Mr. Nesci earned two separate MBAs from Columbia Business School and the London Business School, respectively, as well as a Bachelors degree in Business Administration in Finance from Hofstra University in New York. He also has received his Fellowship certificate from the National Association of Corporate Directors (NACD). Mr. Nesci’s positions as President and Chief Executive Officer foster clear accountability, effective decision-making, a clear and direct channel of communication from senior management to the full Board of Directors, and alignment on corporate strategy.

Jonathan M. Shaw is President and Owner of Salon Development Corp, a regional chain of hair salons founded in 1964, and President and Owner of Lemon Tree Development, the national franchisor of Lemon Tree Hair Salons. Mr. Shaw received a Bachelor of Science from Syracuse University. He also has received his NACD Fellowship certificate. Mr. Shaw’s experience as a business owner and entrepreneur offers a valuable perspective on developing a successful business as well as the challenges and risks an organization may face as it grows its product offerings and markets into new areas.
In addition to Mr. Nesci, whose qualifications are listed above, the following describes the business experience of each of the Company’s Executive Officer.
Kelly Pecoraro, age 57, has been our Executive Vice President and Chief Financial Officer since May 2022. Prior to joining Blue Foundry Bank, Ms. Pecoraro served as Executive Vice President, Chief Accounting Officer and Comptroller from January 2019 until April 2022 at Investors Bank, Short Hills, New Jersey, when Investors Bank was acquired by Citizens Financial Group, Inc. Ms. Pecoraro joined Investors Bank in May 2005 as part of the Financial Reporting team, holding various positions prior to becoming the Chief Accounting Officer in January 2010. Prior to joining Investors Bank, Ms. Pecoraro served as an audit professional at KPMG LLP. Ms. Pecoraro received a Bachelor’s degree in Accounting from St. Peter’s College.
Elyse D. Beidner, age 72, has been our Executive Vice President and Chief Legal Officer since 2004. Prior to joining Blue Foundry Bank, Ms. Beidner gained more than 25 years of experience providing legal support for various financial institutions including JP Morgan Chase and Bank of America. She earned her Bachelor’s degree in French and Spanish from Goucher College, her Juris Doctor degree from Widener University School of Law, and her Masters in Corporate Law from New York University School of Law.
Aleksander Malkiman, age 51, has been our Executive Vice President and Chief Technology Officer since March 2022. Prior to joining Blue Foundry Bank, Mr. Malkiman acted as the Executive Director and Head of IT Infrastructure and Security at CIFC Asset Management and as Director of Global Infrastructure and Client Services at ITG. Mr. Malkiman earned a Bachelor of Science in Computer and Information Science from Brooklyn College, and later earned an MBA in Information Systems Management and Financial Management from the Lubin School of Business at Pace University.
Keith D. Owes, age 50, began his role as Executive Vice President and Chief Risk Officer in September 2024. Prior to joining Blue Foundry Bank, he acted as Chief Risk Officer at the Bancorp Bank, NA and held various senior management positions at Merrill Lynch and Bank of America. Mr. Owes brings over 20 years of extensive experience in enterprise risk and organization management, coupled with comprehensive, hands-on experience in process optimization, third-party vendor management, cybersecurity and strategic planning and implementation. Mr. Owes received a Bachelor’s degree in Business Management from Howard University.
Thomas Packwood, age 60, has been our Senior Vice President and Chief Audit Executive since 2011. Prior to joining Blue Foundry Bank, Mr. Packwood held senior positions at Deloitte, U.S.B. Holding Co., USA Bank, and RSM US LLP. Mr. Packwood received a Bachelor’s degree in Accounting from Villanova University and is a Certified Public Accountant. Additionally, he invented and implemented a patented quarterly Risk Assessment and Management System.
Acela Roselle, age 65, has been our Executive Vice President and Human Resources Director since 1999. Ms. Roselle attended The Wood Business School in New York and obtained a SHRM PHR Certification through Fairleigh Dickinson University in 2000.
Meetings and Committees of the Board of Directors
The business of Blue Foundry Bancorp is conducted at regular and special meetings of the Board of Directors and its committees. In addition, the “independent” members of the Board of Directors (as defined in the listing standards of the NASDAQ Stock Market) meet in executive sessions. The standing committees of the boards of directors are the Audit Committee, Compensation Committee, the Nominating and Corporate Governance Committee and the Enterprise Risk Management Committee.

The Board of Directors of Blue Foundry Bancorp held four regular meetings, one annual organizational meeting and eleven special meetings during the year ended December 31, 2025, and its annual shareholder meeting on May 15, 2025. The Board of Directors of Blue Foundry Bank held twelve regular meetings, one special meeting, and one annual organizational meeting during the year ended December 31, 2025. No member of the Board of Directors or any committee thereof attended fewer than 75% of the aggregate of: (i) the total number of meetings of the Board of Directors; and (ii) the total number of meetings held by all committees on which he or she served (during the periods that he or she served).

Name	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee	Enterprise Risk Committee
J. Christopher Ely	Chair	Member
Robert T. Goldstein		Chair	Member
Kenneth Grimbilas (1)	Member	Member	Member	Member
Elizabeth Varki Jobes, Esq.	Member			Member
Patrick H. Kinzler	Member			Chair
John F. Kuntz, Esq.	Member		Member	Member
Mirella Lang	Member	Member		Member
James D. Nesci	(2)	(2)	(2)	(2)
Jonathan M. Shaw		Member	Chair	Member
(1) Chairman of the Board
(2) Non-voting attendee of committee

Director Skills

Experience	J. Ely	R. Goldstein	K. Grimbilas	E. Jobes	P. Kinzler	J. Kuntz	M. Lang	J. Nesci	J. Shaw

Finance & Accounting: Experience in finance, accounting or audit	X	X	X	X	X	X	X	X	X
Financial Services: Experience in financial services, capital markets, investment banking	X	X	X		X	X	X	X	X
Innovation, Technology, and Cyber: Experience with information technology, cyber security or digital technology					X	X		X	X
Market Knowledge: Knowledge of the markets we serve, including commercial real estate and small business	X	X	X		X	X		X	X
Executive Experience / Leadership: Experience as an executive or leader of a public or private organization	X	X	X	X	X	X	X	X	X
Risk: Experience with risk management			X	X	X	X	X	X	X
Legal, Regulatory, or Compliance: Experience with legal, regulatory, or compliance related matters	X	X	X	X	X	X	X	X	X
Human Capital Management: Experience with human resources matters including diversity, equity, and inclusion	X	X	X	X	X	X	X	X	X
Philanthropic / Charitable: Community involvement or engagement with non-profit organizations	X		X	X	X	X	X	X	X
The Board of Directors considers the following criteria in evaluating and selecting candidates for nomination:
•Contribution to Board - Blue Foundry Bancorp endeavors to maintain a Board of Directors that possesses a wide range of abilities. Thus, the Board of Directors will assess the extent to which the candidate would contribute to the range of talent, skill and expertise appropriate for the Board of Directors. The Board of Directors will also take into consideration the number of public company boards of directors, other than Blue Foundry Bancorp’s, and committees thereof, on which the candidate serves. The Board of Directors will consider carefully the time commitments of any candidate who would concurrently serve on the boards of directors of more than two public companies other than Blue Foundry Bancorp.
•Experience - Blue Foundry Bancorp is the holding company of Blue Foundry Bank, an insured depository institution. Because of the complex and heavily regulated nature of Blue Foundry Bancorp’s business, the Board of Directors will consider a candidate’s relevant financial, regulatory and business experience and skills, including the candidate’s knowledge of the banking and financial services industries, familiarity with the operations of public companies and ability to read and understand fundamental financial statements, as well as real estate and legal experience.

•Familiarity with and Participation in Local Community - Blue Foundry Bancorp is a community-oriented organization that serves the needs of local consumers and businesses. In connection with the local character of Blue Foundry Bancorp’s business, the Board of Directors will consider a candidate’s familiarity with Blue Foundry Bancorp’s market area (or a portion thereof), including without limitation the candidate’s contacts with and knowledge of local businesses operating in Blue Foundry Bancorp’s market area, knowledge of the local real estate markets and real estate professionals, experience with local governments and agencies and political activities, and participation in local business, civic, charitable or religious organizations.
•Integrity - Due to the nature of the financial services provided by Blue Foundry Bancorp and its subsidiary, Blue Foundry Bancorp is in a special position of trust with respect to its customers. Accordingly, the integrity of the Board of Directors is of utmost importance to developing and maintaining customer relationships. In connection with upholding that trust, the Board of Directors will consider a candidate’s personal and professional integrity, honesty and reputation, including, without limitation, whether a candidate or any entity controlled by the candidate is or has in the past been subject to any regulatory orders, involved in any regulatory or legal action, or been accused or convicted of a violation of law, even if such issue would not result in disqualification for service under Blue Foundry Bancorp’s Bylaws.
•Shareholder Interests and Dedication - A basic responsibility of directors is the exercise of their business judgment to act in what they reasonably believe to be in the best long-term interests of Blue Foundry Bancorp and its shareholders. In connection with such obligation, the Board of Directors will consider a candidate’s ability to represent the best long-term interests of Blue Foundry Bancorp and its shareholders, including past service with Blue Foundry Bancorp or Blue Foundry Bank and contributions to their operations, the candidate’s experience or involvement with other local financial services companies, the potential for conflicts of interest with the candidate’s other pursuits, and the candidate’s ability to devote sufficient time and energy to diligently perform his or her duties, including the candidate’s ability to personally attend board and committee meetings.
•Independence - The Board of Directors will consider the absence or presence of material relationships between a candidate and Blue Foundry Bancorp (including those set forth in applicable listing standards) that might impact objectivity and independence of thought and judgment. In addition, the Board of Directors will consider the candidate’s ability to serve on any Board committees that are subject to additional regulatory requirements (e.g. SEC regulations and applicable listing standards). If Blue Foundry Bancorp should adopt independence standards other than those set forth in the NASDAQ Stock Market listing standards, the Board of Directors will consider the candidate’s potential independence under such other standards.
•Gender, Ethnic and other Diversity - Blue Foundry Bancorp understands the importance and value of diversity, including gender, ethnicity, skills, and other status, on a board of directors and will consider highly qualified candidates and their demographic backgrounds, including women and individuals from minority groups, to include in the pool from which candidates are chosen. The Board of Directors is committed to continuing to diversify the composition of the Board.
•Additional Factors - The Board of Directors will also consider any other factors it deems relevant to a candidate’s nomination, including the extent to which the candidate helps the Board of Directors reflect the diversity of Blue Foundry Bancorp’s shareholders, employees, customers and communities. The Board of Directors also may consider the current composition and size of the Board of Directors, the balance of management and independent directors, and the need for audit committee expertise.

Board Leadership Structure
Our Board believes that sound corporate governance calls for an independent oversight function. The role of chairman has always been filled by an independent director.
Under the Board of Directors leadership structure, the offices of Chairman of the Board and Chief Executive Officer are held by separate individuals. The Chairman of the Board is Kenneth Grimbilas, who is an independent director and does not serve in any executive capacity with the Company. The Company’s Chief Executive Officer is James D. Nesci. This current structure provides for a greater role of the independent directors in the oversight of Blue Foundry Bancorp and Blue Foundry Bank, and active participation of the independent directors in setting agendas and establishing priorities and procedures for the work of the Board. The Board conducts regular executive sessions of independent directors.
To further assure effective independent oversight, the Board of Directors has adopted a number of governance practices, including:
•a majority independent Board of Directors;
•regular meetings and executive sessions of the independent directors;
•annual board, board member, and board committee self-assessments; and
•annual performance evaluations of the President and Chief Executive Officer by the independent directors.
The Board of Directors recognizes that, depending on the circumstances, other leadership models might be appropriate. Accordingly, the Board of Directors periodically reviews its leadership structure.
Corporate Governance Guidelines
Blue Foundry is committed to maintaining sound corporate governance guidelines and very high standards of ethical conduct and is in compliance with applicable corporate governance laws and regulations. The following are key features of our corporate governance practices.
•Of our current nine Directors, eight are independent.
•The Board and management regularly focus on strategic planning.
•New directors are onboarded with an orientation package and are assigned an existing member of the Board as their mentor during an integration period.
•The Board follows a robust Director Education Program to keep abreast of significant risks and compliance issues; laws, regulations and requirements applicable to the Company; corporate governance best practices; products and services offered by the Company; changes in the financial services industry; enhancements in technology and platforms relating to the financial services industry; and the delivery and availability of banking products and services. Each director completed between 16 and 22 hours of relevant education and training in 2025.
•Stock ownership and retention policies are in place for directors and executive officers.
•We have a clawback policy as well as a supplemental clawback policy that apply to the bonus and incentive compensation paid to our executive officers.
•The Board conducts annual self-evaluations for the full board, individual board members and each of the board committees.
•The Board reviews management talent and succession planning at least annually.
•The Board actively utilizes internal and external experts in the matters of audit, governance, compensation, shareholder interests and risk management.
•The Board understands the importance of maintaining regular, open, and transparent communications with our federal and state regulators.
•We have practices to align executive compensation with long-term shareholder interests; these practices are routinely reviewed and appropriately revised by the Compensation Committee in conjunction with an independent compensation consultant.

•We oversee our risk management with a focus on the most significant enterprise risks facing our Company, including compliance, credit, legal, liquidity, regulatory, market, operational, cybersecurity, reputational, and strategic risks.
•We have guidelines governing the use of pre-established trading plans for transactions in our securities.
Sunsetting of the Classified Board
As a newly-public company, the Board had determined that continuing its classified board structure was important to support the Company’s stability and oversight during the initial period following its public offering in July 2021. In 2022, the Board approved a plan to phase in the declassification of the Board so that by the 2027 annual meeting of shareholders, a period of five annual meetings following the 2021 initial public offering, all directors will be elected for one-year terms. In 2023, at the annual shareholder meeting, the Company obtained shareholder approval to implement the declassification of the Board.Corporate Governance Guidelines.
Anti-Pledging Policy and Anti-Hedging Policy
The Company has adopted an anti-hedging and anti-pledging policy, which prohibits directors and executive officers from engaging in or effecting any transaction designed to hedge or offset the economic risk of owning shares of Company common stock.
Accordingly, any hedging, derivative or other equivalent transaction that is specifically designed to reduce or limit the extent to which declines in the trading price of Company common stock would affect the value of the shares of Company common stock owned by an executive officer or director is prohibited. Cashless exercises of employee stock options are not deemed short sales and are not prohibited. This policy does not prohibit transactions in the stock of other companies.
The anti-hedging and anti-pledging policy also prohibits directors and executive officers from holding Company securities in a margin account or pledging Company securities as collateral for any other loan.
The Company does not have anti-hedging policies or procedures that are applicable to the Company’s employees who are not executive officers and as such, hedging transactions by non-executive employees are not prohibited.
The information provided under this Executive Officer and Director Hedging and Pledging section shall not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates this information by reference.
Stock Ownership Requirements
The Board of Directors believes that it is in the best interest of the Company and its shareholders to align the financial interests of its executive officers and directors with those of shareholders. Accordingly, the Company has adopted a Stock Ownership and Retention Policy for executive officers and directors of the Company that require a minimum dollar investment in Company common stock. The requirement is one times base salary for the Chief Executive Officer and other executive officers and three times the annual retainer paid to a director for their board membership for non-employee directors.
Newly appointed senior executive officers and directors have five years from the time they are appointed, promoted or elected, as the case may be, to meet these guidelines. In order to expedite this process, a minimum of 50% of shares (net of taxes) acquired through the Company’s 2022 Equity Incentive Plan will be required to be held upon each vesting until the guidelines are met. For the purpose of determining if the ownership guidelines are met, unvested performance shares and underlying outstanding stock options will not be considered. Stock ownership for executive officers and directors is reviewed on an annual basis and the Compensation Committee maintains responsibility for the administration of this Policy at its full discretion.
Nominating and Corporate Governance Committee
Each member of the Nominating and Corporate Governance Committee is considered independent as defined in the Nasdaq corporate governance listing rules. The Nominating and Corporate Governance Committee operates under a written charter which is available on our website at www.bluefoundrybank.com and can be accessed by clicking “Investor Relations” and then “Governance - Governance Documents.”

As more fully described in its charter, the Nominating and Corporate Governance Committee assists the Board of Directors in identifying qualified individuals to serve as Board members, in determining the composition of the Board of Directors and its committees, in developing, recommending and overseeing a process to assess Board effectiveness and in developing and recommending the Company’s corporate governance guidelines. The Nominating and Corporate Governance Committee also considers and recommends the nominees for director to stand for election at the Company’s annual meeting of shareholders.
It is the policy of the Nominating and Corporate Governance Committee of the Board of Directors to consider director candidates recommended by shareholders who appear to be qualified to serve on the Board of Directors. The Nominating and Corporate Governance Committee may choose not to consider an unsolicited recommendation if no vacancy exists on the Board of Directors and the Nominating and Corporate Governance Committee does not perceive a need to increase the size of the Board of Directors. To avoid the unnecessary use of the Nominating and Corporate Governance Committee’s resources, the Nominating and Corporate Governance Committee will consider only those director candidates recommended in accordance with the procedures set forth below.
The Board of Directors does not have a formal policy or specific guidelines regarding diversity among board members. However, the Board of Directors seeks members who represent a mix of backgrounds that will reflect the diversity of our shareholders, employees, and customers, and experiences that will enhance the quality of the Board of Directors’ deliberations and decisions. As the holding company for a community-oriented bank, the Board of Directors also seeks directors who can continue to strengthen Blue Foundry Bank’s position in its communities and can assist Blue Foundry Bank with business development through business and other community contacts. The Board of Directors is committed to continuing to diversify the composition of the Board.
Criteria for Election
The Board of Directors identifies nominees by first evaluating the current members of the Board of Directors willing to continue in service, including the current members’ board and committee meeting attendance and performance, length of board service, experience and contributions, and independence. Current members of the Board of Directors with skills and experience that are relevant to Blue Foundry Bancorp’s business and who are willing to continue in service are considered for re-nomination, balancing the value of continuity of service by existing members of the Board of Directors with that of obtaining a new perspective. If there is a vacancy on the Board of Directors because any member of the Board of Directors does not wish to continue in service or if the Board of Directors decides not to re-nominate a member for re-election, the Board of Directors would determine the desired skills and experience of a new nominee (including a review of the skills set forth above), may solicit suggestions for director candidates from all board members and may engage in other search activities.
Procedures for the Nomination of Directors by Shareholders
The Board of Directors may consider qualified candidates for director suggested by our shareholders. Shareholders can suggest qualified candidates for director by writing to our Corporate Secretary at 19 Park Avenue, Rutherford, New Jersey 07070. The Board of Directors has adopted a procedure by which shareholders may recommend nominees to the Board of Directors. Shareholders who wish to recommend a nominee must write to Blue Foundry Bancorp’s Corporate Secretary and such communication must include:
•A statement that the writer is a shareholder and is proposing a candidate for consideration by the Board of Directors;
•The name and address of the shareholder as they appear on Blue Foundry Bancorp’s books, and of the beneficial owner, if any, on whose behalf the nomination is made;
•The class or series and number of shares of Blue Foundry Bancorp’s capital stock that are owned beneficially or of record by such shareholder and such beneficial owner;
•A description of all arrangements or understandings between such shareholder and each proposed nominee and any other person or persons (including their names) pursuant to which the nomination(s) are to be made by such shareholder;
•A representation that such shareholder intends to appear in person or by proxy at the meeting to nominate the nominee named in the shareholder’s notice;

•The name, age, personal and business address of the candidate and the principal occupation or employment of the candidate;
•The candidate’s written consent to serve as a director;
•A statement of the candidate’s business and educational experience and all other information relating to such person that would indicate such person’s qualification to serve on Blue Foundry Bancorp’s Board of Directors; and
•Such other information regarding the candidate or the shareholder as would be required to be included in Blue Foundry Bancorp’s proxy statement pursuant to SEC Regulation 14A.
To be timely, the submission of a candidate for director by a shareholder must be received by the Corporate Secretary at least 120 days prior to the anniversary date of the proxy statement relating to the preceding year’s annual meeting of shareholders. If the date of the annual meeting is advanced more than 30 days prior to or delayed more than 60 days after the anniversary of the preceding year’s annual meeting, a shareholder’s submission of a candidate shall be timely if delivered or mailed to and received by the Corporate Secretary of Blue Foundry Bancorp no later than the 10th day following the day on which public disclosure (by press release issued through a nationally recognized news service, a document filed with the SEC, or on a website maintained by Blue Foundry Bancorp) of the date of the annual meeting is first made.
Submissions that are received and that satisfy the above requirements are forwarded to the Board of Directors for further review and consideration, using the same criteria to evaluate the candidate as it uses for evaluating other candidates that it considers.
There is a difference between the recommendations of nominees by shareholders pursuant to this policy and a formal nomination (whether by proxy solicitation or in person at a meeting) by a shareholder. Shareholders have certain rights under applicable law with respect to nominations, and any such nominations must comply with applicable law and provisions of the Bylaws of Blue Foundry Bancorp.
Communications with the Board of Directors
Any shareholder who wishes to contact our Board of Directors or an individual director may do so by writing to: Blue Foundry Bancorp, 19 Park Avenue, Rutherford, New Jersey 07070, Attention: Board of Directors. The letter should indicate that the sender is a shareholder and, if shares are not held of record, should include appropriate evidence of stock ownership. Communications are reviewed by the Corporate Secretary and are then distributed to the Board of Directors or the individual director, as appropriate, depending on the facts and circumstances outlined in the communications received. The Corporate Secretary may attempt to handle an inquiry directly (for example, where it is a request for information about Blue Foundry Bancorp or it is a stock-related matter). The Corporate Secretary has the authority not to forward a communication if it is primarily commercial in nature, relates to an improper or irrelevant topic, or is unduly hostile, threatening, illegal or otherwise inappropriate. At each Board of Directors meeting, the Corporate Secretary shall present a summary of all relevant communications received since the last meeting that were not forwarded and make those communications available to the Directors on request.
Code of Ethics
Blue Foundry Bancorp has adopted a Code of Ethics for Senior Officers that applies to Blue Foundry Bancorp’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Ethics for Senior Officers is available on our website at www.bluefoundrybank.com and can be accessed by clicking “Investor Relations” and then “Governance—Governance Documents.” The Code is reviewed and re-approved annually.

Delinquent Section 16(a) Reports
Section 16(a) of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder require the Company’s directors, executive officers and beneficial owners of greater than 10% of the outstanding shares of Company common stock to file with the SEC certain reports regarding such persons’ ownership of the Company’s securities. The Company is required to disclose any failures to file such reports on a timely basis. Based on Blue Foundry Bancorp’s review of ownership reports and confirmations by executive officers and directors, Blue Foundry Bancorp believes that during 2025, all but one report were filed timely. Mr. Owes had one late filing during 2025 due to clerical error.
Risk Oversight Matters
The entire Board of Directors is actively involved in oversight of risks that could affect the Company. However, the Board established a separate standing Enterprise Risk Management Committee to facilitate its risk oversight responsibilities. The full Board retains the responsibility for general oversight of risks. The Board satisfies this responsibility through reports by the committee chair of each board committee regarding the committees’ considerations and actions, through review of minutes of committee meetings, and through regular reporting directly from officers responsible for oversight of particular risks within the Company. Risks relating to the direct operations of the Bank are further overseen by the Board of Directors of the Bank, whose directors are the same individuals who serve on the Board of Directors of Blue Foundry Bancorp. All management committees including enterprise risk management, loan and loan oversight, asset liability/investment and information technology, are responsible for the establishment of policies that guide management and staff in the day-to-day operation of the Company and the Bank.
The Enterprise Risk Management Committee has the responsibility of risk oversight and determining that significant risks of Blue Foundry Bancorp are monitored by the Board of Directors or one of its standing committees. The Enterprise Risk Management Committee is responsible for reviewing and monitoring enterprise risk including interest rate, liquidity, operational, compliance, strategic and reputational risks.
Audit Committee Matters
Each member of the Audit Committee is independent as defined in our Nominating and Corporate Governance Committee Charter. The Board of Directors has determined that Mr. Ely, the Chair of the Audit Committee, qualifies as an “audit committee financial expert” as that term is used in the rules and regulations of the SEC.
Our Board of Directors has adopted a written charter for the Audit Committee, which is available on our website at www.bluefoundrybank.com and can be accessed by clicking “Investor Relations” and then “Governance—Governance Documents.” As more fully described in the Audit Committee Charter, the Audit Committee reviews the financial records and affairs of Blue Foundry Bancorp and monitors adherence in accounting and financial reporting to accounting principles generally accepted in the United States of America. The Audit Committee met eleven times during the year ended December 31, 2025.
Audit Committee Report
The Audit Committee has issued a report that states as follows:
•We have reviewed and discussed with management our audited consolidated financial statements for the year ended December 31, 2025.
•We have discussed with the independent registered public accounting firm the matters required to be discussed by the applicable requirements of the Public Company Accounting Oversight Board Auditing Standard.
•We have received the written disclosures and the letter from the independent registered public accounting firm required by PCAOB Rule 3526, “Communication with Audit Committees Concerning Independence,” and have discussed with the independent registered public accounting firm their independence.
Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited consolidated financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2025 for filing with the SEC.

This report shall not be deemed incorporated by reference by any general statement incorporating by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that Blue Foundry Bancorp specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.
This report has been provided by the Audit Committee:
J. Christopher Ely (Chair)
Kenneth Grimbilas
Elizabeth Varki Jobes
Patrick H. Kinzler
John F. Kuntz
Mirella Lang
Compensation Committee Matters
The Board has determined that each member of the Compensation Committee is independent as defined in the Nasdaq corporate governance listing rules and SEC Rule 10C-1. With regard to compensation matters, the Compensation Committee’s primary purposes are to discharge the Board’s responsibilities relating to the compensation of the Chief Executive Officer and other executive officers, to oversee Blue Foundry Bancorp’s compensation and incentive plans, policies and programs, and to oversee Blue Foundry Bancorp’s management development and succession plans for executive officers. Blue Foundry Bancorp’s Chief Executive Officer is not present during any committee deliberations or voting with respect to his compensation. The Compensation Committee may form and delegate authority and duties to subcommittees as it deems appropriate.
The Compensation Committee operates under a written charter which is available on our website at www.bluefoundrybank.com and can be accessed by clicking “Investor Relations” and then “Governance - Governance Documents.” This charter sets forth the responsibilities of the Compensation Committee and reflects the Compensation Committee’s commitment to create a compensation structure that encourages the achievement of long-range objectives and builds long-term value for our shareholders.
The Compensation Committee considers a number of factors in its decisions regarding executive compensation, including, but not limited to, the level of responsibility and performance of the individual executive officer, the overall performance of Blue Foundry Bancorp and a peer group analysis of other financial institutions in our markets. In order to identify the appropriate compensation level necessary to attract and retain the talent to build the institution, we consulted with our compensation consultant in developing our peer group. Our peer group is comprised of institutions of similar complexity, within the tri-state geographic area, with a median asset size of approximately $3.5 billion. Additional detail about our compensation consultant, as well as peer group, can be found in the Compensation Discussion and Analysis (CD&A) section of Item 11 of this Form 10K.
Our executive compensation program is designed to:
•Attract and retain talented employees in leadership positions by recognizing the importance of these individuals to Blue Foundry Bancorp and the Bank.
•Support our strategic performance objectives. Our goal is to provide executive officers with a total compensation package competitive with the market and industry in which we operate, and to promote the long-term goals and performance of Blue Foundry Bancorp. With this in mind, we implemented a formal annual incentive plan in 2020 that pays cash awards to the executive officers based on certain performance metrics without encouraging them to take unnecessary risks. In addition, at the 2022 Annual Meeting of Shareholders, the shareholders approved the 2022 Equity Incentive Plan. We believe the use of these plans aligns the interests of management with those of our shareholders.
Compensation Committee Interlocks and Insider Participation
No member of the Compensation Committee is a current or former officer or employee of Blue Foundry Bancorp or Blue Foundry Bank.

ITEM 11. EXECUTIVE COMPENSATION
Director Compensation
Annual Board Retainer
Currently, each person who serves as a director of Blue Foundry Bancorp also serves as a director of Blue Foundry Bank. Directors currently receive a base annual retainer of $51,000. The Chairman of the Board receives an additional annual retainer of $15,000. These retainers are for service on both the Bancorp and Bank Boards pursuant to an expense allocation agreement.
Board Committee and Committee Chair Retainers
Committee compensation is detailed below:

	Audit	Nominating and Corporate Governance	Compensation	Enterprise Risk
Committee Chair	$20,000	$11,500	$12,000	$13,500
Committee Member	10,500	6,000	7,000	6,000
Director Equity Awards
At the 2022 annual meeting, shareholders approved the 2022 Equity Plan, which specifically provided for a grant, to each non-employee director at the time, of 42,783 shares of restricted stock and 106,959 options which were awarded in 2022. During 2024, grants of 19,255 restricted stock awards and 48,133 option awards were made to each director, Ms. Jobes and Mr. Kuntz. The awards vest ratably over five years.
Director Retirement Plans
Director Retirement Plan. As a mutual institution, in 2007 Blue Foundry Bank entered into a Restated Director Retirement Plan with each of directors Ely and Grimbilas. In June 2022 Blue Foundry Bank and Messrs. Ely and Grimbilas amended and froze the plans so that there will be no further benefit accruals. As amended, at the later of the director’s separation of service as a director or attaining age 70, Messrs. Ely and Grimbilas (having satisfied the ten years of service requirement under the plans) will receive a monthly benefit equal to $3,643.84 and $4,038.67, respectively, which was the value of the accrued benefit under the plans as of the date that the plans were frozen. The benefit will be paid for the greater of the director’s life or five years, provided, however, that if the director dies within five years of terminating service with the board of directors, his beneficiary will continue to receive the monthly payments until the end of the five-year period. Each director will be entitled to the same benefit if he terminates service on account of becoming disabled if he has completed ten years of continuous service.
Director Retirement Plan II. As a mutual institution, in 2018 Blue Foundry Bank also established the Boiling Springs Savings Bank Director Retirement Plan II (the “Director Retirement Plan”) for eligible directors (i.e., a “participant”) who are not covered under the Director Emeritus Plan. All current directors, other than directors Ely, Grimbilas, Jobes, Lang and Kuntz participate in the Director Retirement Plan. In June 2022, Blue Foundry Bank amended and froze the plan so that there will be no further benefit accruals under the plan and to provide that no new directors will participate. Under the Director Retirement Plan, as amended, a participant who terminates service after completing ten consecutive years of service will receive an annual benefit based on the value of the accrued benefit under the plan as of the date the plan was frozen. The annual benefit amounts range from $942 to $17,767. The benefits will be paid in substantially monthly installments, for ten years. Following a participant’s separation from service, Blue Foundry Bank will begin making the payments to the participant on the first business day of the month following the later of (i) the day the participant attains age 70 or (ii) the date of the participant’s separation from service. Each participant is entitled to the same level of benefit upon death or disability or upon a termination of service within 24 months following a change in control of Blue Foundry Bank; provided that the benefits paid upon the death of the participant while in service and in connection with a change in control will be paid in a lump sum. Benefits paid upon the participant’s death or disability will be paid the first day of the month following the later of (i) the day the participant attains age 70 or (ii) the date that is ten years from the date the participant first became a member of the board of directors. The change in control benefit is paid within 30 days of the participant’s termination from service following a change in control.

Summary of Director’s Compensation
The total 2025 compensation of our non-employee directors is shown in the following table.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	All Other Compensation (1)	Total
J. Christopher Ely	$78,000	$—	$—	$—	$78,000
Robert T. Goldstein	69,000	—	—	—	69,000
Kenneth Grimbilas	95,500	—	—	931	96,431
Elizabeth Varki Jobes, Esq.	67,500	—	—	—	67,500
Patrick H. Kinzler	75,000	—	—	—	75,000
John F. Kuntz, Esq.	73,500	—	—	—	73,500
Mirella Lang	74,500	—	—	—	74,500
Jonathan M. Shaw	74,500	—	—	—	74,500
(1)Represents payments of medical premiums on behalf of Mr. Grimbilas.
At December 31, 2025, each of the non-employee directors in the table above held the following aggregate number of stock awards.

Name	Unexercised Stock Options	Unvested Stock Awards
J. Christopher Ely	106,959	17,112
Robert T. Goldstein	106,959	17,112
Kenneth Grimbilas	106,959	17,112
Elizabeth Varki Jobes, Esq.	48,133	15,404
Patrick H. Kinzler	106,959	17,112
John F. Kuntz, Esq.	48,133	15,404
Mirella Lang	106,959	17,112
Jonathan M. Shaw	106,959	17,112
Stock Ownership Guidelines
The Board of Directors believes that it is in the best interest of the Company and its shareholders to align the financial interests of its directors with those of shareholders. Accordingly, the Company has adopted a Stock Ownership and Retention Policy for non-employee directors of the Company that require a minimum dollar investment in Company common stock of three times the annual retainer paid to the director for their board membership. Newly appointed senior executive officers and directors have five years from the time they are appointed, promoted or elected, as the case may be, to meet these guidelines. All of the directors were in compliance with the stock ownership guidelines for 2025, except for Ms. Jobes and Mr. Kuntz who have been on the Board for less than five years.

Securities Authorized for Issuance Under Equity Compensation Plan
Set forth below is information as of December 31, 2025 regarding equity compensation plans categorized by those plans that have been approved by the Company's stockholders. There are no plans that have not been approved by the Company's stockholders.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options and rights (1)	Weighted Average Exercise Price (2)	Number of Securities Remaining Available for Issuance Under Plan (3)
2022 Equity Incentive Plan	2,130,329	$11.56	927,077
Total	2,130,329	$11.56	927,077
(1)    Consists of outstanding stock options to purchase 2,130,329 shares of common stock granted under the Company’s stock-based compensation plans.
(2)    The weighted average exercise price reflects: a weighted exercise price of $11.64 for 2,034,063 stock options granted in 2022 and a weighted exercise price of $9.95 for 96,266 stock options granted in 2024 under the Company’s stock-based compensation plans. There were no grants in 2023 and 2025.
(3)    Represents the number of available shares that may be granted as stock options and other stock awards under the Company’s stock-based compensation plans.
Compensation Discussion and Analysis
The following section explains our executive compensation program for our named executive officers (“NEOs”) listed below. This section also describes the Compensation Committee’s process for making pay decisions, as well as its rationale for specific decisions related to the fiscal year ended December 31, 2025.
Our NEOs for 2025 were:

Name	Position
James D. Nesci	President and Chief Executive Officer
Kelly Pecoraro	Executive Vice President and Chief Financial Officer
Aleksandr Malkiman	Executive Vice President and Chief Technology Officer
Compensation Practices & Policies
We believe the following practices and policies within our program promote strong compensation governance and are in the best interests of our stockholders and executives:

What We Do	What We Don’t Do
Emphasize variable pay over fixed pay, with a significant portion tied to our financial results and stock performance	No tax gross ups
Maintain a clawback policy	No repricing or exchange of underwater options without stockholder approval
Maintain anti-hedging and anti-pledging policies	No option or stock appreciation rights granted below fair market value
Provide for “double-trigger” equity award vesting and severance benefits upon a change in control	No excessive supplemental executive retirement plans
Use an independent compensation consultant	No significant perquisites

2025 Compensation Highlights
Our executive compensation program has three primary elements: base salary, annual incentives, and long-term equity incentives. Each of these compensation elements serves a specific purpose in our compensation strategy. Base salary is an essential component to any market-competitive compensation program. Annual incentives reward the achievement of short-term goals, while long-term incentives drive our NEOs to focus on long-term sustainable stockholder value creation. Based on our performance and consistent with the design of our program, the Compensation Committee made the following executive compensation decisions for fiscal 2025:

Base Salaries	Approved increases of approximately 3%-7% for the NEOs to improve competitive positioning and ensure market alignment.
Annual Incentives	Based on our financial performance in 2025, the Compensation Committee approved annual incentive awards of approximately 148% of target, reflecting execution against key performance measures.
Long-Term Equity-Based Incentives	There were no long-term Equity based incentives awarded to our NEOs during 2025.
Executive Compensation Philosophy
Our executive compensation program is designed to attract, motivate, and retain top talent while aligning leadership incentives with shareholder interests and strong governance practices. The program is built on the following key principles:
•Market Competitiveness – We provide compensation that is competitive with industry peers to attract and retain highly qualified executives who can drive Blue Foundry’s financial success.
•Pay-for-Performance – A significant portion of executive compensation is tied to Company performance, ensuring rewards are aligned with financial results and long-term value creation.
•Shareholder Alignment – Our executive compensation program emphasizes equity-based compensation, linking executive rewards to shareholder outcomes and fostering an ownership mindset.
•Strong Governance – The Compensation Committee regularly reviews its practices to ensure they reflect best governance standards, mitigate excessive risk-taking, and reinforce accountability.
•Retention and Stability – We balance performance-based incentives with retention elements to maintain leadership continuity and drive sustained financial performance.
By adhering to these principles, we create a compensation structure that supports long-term growth, promotes responsible decision-making, and aligns with the interests of our shareholders.
Elements of Compensation
Our executive compensation philosophy is supported by the following principal elements of pay:

Pay Element	How It’s Paid	Purpose
Base Salaries	Cash (Fixed)	Provide a competitive base salary rate relative to similar positions in the market and enable the Company to attract and retain critical executive talent.
Annual Incentives	Cash (Variable)	Reward executives for delivering on annual financial objectives that contribute to the creation of shareholder value.
Long-Term Equity-Based Incentives	Equity (Variable)	Provide incentives for executives to execute on longer-term financial goals that drive the creation of shareholder value and support the Company’s retention strategy.

Executive Compensation Decision-Making Process
The Role of the Compensation Committee. The Compensation Committee oversees the executive compensation program for our NEOs, ensuring it remains competitive, performance-driven, and aligned with shareholder interests. Composed entirely of independent, non-employee directors, the Committee works closely with its nationally recognized independent consultant and with management to evaluate the effectiveness of the program. It also administers incentive plans, reviews pay practices and upholds strong governance standards. The Committee makes all final compensation and equity award decisions for our NEOs, except for the CEO, whose compensation is determined by the independent members of the full Board based on the Committee’s recommendations. The Compensation Committee operates under a written charter which is available on our website at www.bluefoundrybank.com and can be accessed by clicking “Investor Relations” and then “Governance—Governance Documents.” This charter sets forth the responsibilities of the Compensation Committee and reflects the Compensation Committee’s commitment to create a compensation structure that encourages the achievement of long-range objectives and builds long-term value for our shareholders.
The Role of Management. Members of our management team attend regular Compensation Committee meetings where executive compensation, Company and individual performance, and competitive compensation levels and practices are discussed and evaluated. Only the Committee members can vote on decisions regarding NEO compensation and the NEOs are not present during those votes. The CEO reviews his recommendations pertaining to the compensation of the other NEOs with the Committee providing management input, transparency, and oversight. Approval of NEO compensation other than CEO compensation is made by the Committee. The CEO does not participate in the deliberations of the Committee regarding his own compensation. Independent members of the Board make all final determinations regarding CEO compensation.
The Role of the Independent Consultant. As previously stated, the Compensation Committee engages an independent compensation consultant to provide expertise on competitive pay practices, program design, and an objective assessment of any inherent risks of any programs. Pursuant to authority granted to it under its charter, the Compensation Committee, also as previously stated, has hired Pearl Meyer, a nationally recognized compensation consultant, as its independent consultant. Pearl Meyer reports directly to the Compensation Committee and does not provide any additional services to management. The Compensation Committee has conducted an independence assessment of Pearl Meyer in accordance with SEC rules.
The Role of Peer Group Companies. The Compensation Committee aims to establish a competitive total compensation package for each NEO, benchmarking against executives in comparable roles at peer companies. As part of its annual review, in August 2024, the Compensation Committee, in consultation with Pearl Meyer, refined the peer group used for purposes of setting compensation levels for 2025 to ensure continued relevance in light of our evolving strategic focus and competitive landscape. Specifically, the Committee approved a reduction in the peer group from 29 to 14 companies, maintaining a robust benchmarking sample while better aligning with our current positioning.
The 2025 compensation peer group consists of U.S.-based commercial banks and savings banks/thrifts traded on a major exchange, with a focus on institutions headquartered in the Northeast that share comparable business models. To ensure appropriate size comparability, the peer group includes New Jersey-based banks with asset sizes between $1.0 billion and $6.5 billion (~0.5x – ~3.25x our asset size) and banks outside New Jersey with asset sizes between $1.0 billion and $4.1 billion (~0.5x – ~2.0x our asset size). Applying these new criteria, the Compensation Committee removed ten peers with asset sizes exceeding the revised threshold, two peers that were acquired, two peers due to geographic differences, and one peer operating in a distinct talent market, resulting in the following peer group:

2025 Compensation Peer Group
Bar Harbor Bankshares	Meridian Corp.	Pioneer Bancorp
BCB Bancorp Inc.	Northfield Bncp (Staten Island)	Ponce Financial Group
ESSA Bancorp Inc.	Orrstown Financial Services	Princeton Bancorp
First Bank	Parke Bancorp Inc.	Unity Bancorp Inc.
Greene County Bancorp	Peapack-Gladstone Financial

2025 Compensation Decisions
Base Salary
Annual salary is the only fixed component of Blue Foundry’s executive compensation program. In setting salary, the Committee looks at current pay practices, peer group comparisons and general market analysis in consultation with its compensation consultant, Pearl Meyer. The Committee then establishes salaries that are competitive to the Peer Group and the external market for similar positions. The Committee reviews the salaries on an annual basis.
As part of the Committee’s annual salary review, NEOs received increases, as follows.

Name	2024 Base Salary	2025 Base Salary	% Adjustment
James D. Nesci	$700,000	$750,000	7%
Kelly Pecoraro	420,000	450,000	7%
Aleksandr Malkiman	355,000	365,000	3%
Annual Incentive Plan
Blue Foundry Bank has instituted an Annual Incentive Plan as a short-term incentive plan for our executive officers to incentivize personal performance in conjunction with Blue Foundry Bank’s overall performance. Payments under the Annual Incentive Plan are based on both Blue Foundry Bank’s overall performance and the executive’s personal performance.
The Compensation Committee sets target incentive award opportunities for each of the NEOs based on a percentage of base salary. The actual amount of an award is based on the level of business results and personal performance and can range from 50% to 150% of target based on performance against pre-established goals. Target award opportunities for 2025 were as follows:

Name	2025 Base Salary	2025 Target Award Opportunity (%)	2025 Target Award Opportunity ($)
James D. Nesci	$750,000	60%	$450,000
Kelly Pecoraro	450,000	60%	270,000
Aleksandr Malkiman	365,000	35%	127,750
Under the Annual Incentive Plan, financial metrics including Net Loan Growth, Net Deposit Growth, Core Deposit Growth, and Net Interest Margin, account for 80% of the total award opportunity. The remaining 20% of the award, which can be paid at 0%-150%, is based on individual performance, assessed at the discretion of the Compensation Committee. This component ensures recognition of leadership impact, strategic execution, and other qualitative contributions that drive long-term success.
For 2025, the Compensation Committee determined each NEO’s annual cash incentive award opportunity by applying the specified weightings to the financial performance measures and individual performance, ensuring a balanced assessment of both quantitative results and leadership contributions. As a result of the announced acquisition, the Compensation Committee prorated the performance goals and measure achievement based upon results achieved through September 30, 2025, as disclosed in the Company’s Form 10Q. The table below outlines the performance goals, actual results, and corresponding payouts for each metric for 2025.

($ in millions)		Performance Goals
Performance Measures	Weight	Threshold (50%)	Target (100%)	Superior (150%)	Achievement	Payout
Loan Growth	25%	$50.3	$75.0	$99.8	$131.4	150%
Deposit Growth	20%	67.5	101.3	135.0	157.9	150%
Core Deposit Growth	10%	33.8	51.0	68.3	78.4	150%
Net Interest Margin	25%	1.91%	2.06%	2.27%	2.26%	146%
Individual Performance	20%	Discretionary			150%
Grand Total	100%
The following table summarizes each NEOs overall achievement and payout under the Annual Incentive Plan for 2025:

Name	Target Award Opportunity (%)	Target Award Opportunity ($)	Overall Achievement (% Target)	Actual Award Payout ($)
James D. Nesci	60%	$450,000	89%	$671,047
Kelly Pecoraro	60%	$270,000	89%	$402,628
Aleksandr Malkiman	35%	$127,750	52%	$190,503
Equity Incentive Plan
The Compensation Committee believes that long-term incentives are a critical component of our executive compensation program, reinforcing the alignment between leadership decisions and long-term stockholder value creation. Our equity incentives are designed to attract and retain top talent, drive sustained performance, and ensure executive compensation remains directly linked to shareholder interests.
To achieve these objectives, the Compensation Committee grants a mix of time-based and performance-based equity awards, balancing retention, shareholder alignment, and pay-for-performance principles. Time-based awards provide a strong retention mechanism, ensuring leadership continuity, while performance-based awards directly tie realizable compensation to the achievement of key financial goals.
In determining target grants, the Compensation Committee considers market practices, competitive positioning, and the Company’s business strategy. There were no annual long-term equity incentive awards granted during fiscal year 2025 for any of the NEOs.
OTHER PROGRAMS, PRACTICES, POLICIES AND GUIDELINES
Stock Ownership Guidelines
The Board of Directors believes that it is in the best interest of the Company and its shareholders to align the financial interests of its executive officers with those of shareholders. Accordingly, the Company has adopted a Stock Ownership and Retention Policy for executive officers of the Company that require a minimum dollar investment in Company common stock of one times the base salary for the Chief Executive Officer and other executive officers. Newly appointed senior executive officers have five years from the time they are appointed, promoted or elected, as the case may be, to meet these guidelines. In order to expedite this process, a minimum of 50% of shares (net of taxes) acquired through the Company’s 2022 Equity Incentive Plan will be required to be held upon each vesting until the guidelines are met. For the purpose of determining if the ownership guidelines are met, unvested performance shares and underlying outstanding stock options will not be considered. Stock ownership for executive officers and directors is reviewed on an annual basis and the Compensation Committee maintains responsibility for the administration of this Policy at its full discretion.

“Clawback” Provision
The executive compensation program includes a clawback provision. In the event the Company or Blue Foundry Bank is required to restate its financial statements, participants will be required to forfeit any incentive award earned or distributed during the period for which the restatement is required in excess of what they would have otherwise received based on restated results. The Board has discretion in determining the application of clawbacks and the amounts to be reclaimed under this provision. The Board also adopted a supplemental clawback policy in December 2023 reflecting specific standards provided under the Dodd-Frank Act. The supplemental clawback policy is designed to supplement the Company’s current existing clawback policy.
Executive Officer and Director Hedging and Pledging
The Company has adopted an anti-hedging and anti-pledging policy, which prohibits directors and executive officers from engaging in or effecting any transaction designed to hedge or offset the economic risk of owning shares of Company common stock.
Accordingly, any hedging, derivative or other equivalent transaction that is specifically designed to reduce or limit the extent to which declines in the trading price of Company common stock would affect the value of the shares of Company common stock owned by an executive officer or director is prohibited. Cashless exercises of employee stock options are not deemed short sales and are not prohibited. This policy does not prohibit transactions in the stock of other companies.
The anti-hedging and anti-pledging policy also prohibits directors and executive officers from holding Company securities in a margin account or pledging Company securities as collateral for any other loan.
The Company does not have anti-hedging policies or procedures that are applicable to the Company’s employees who are not executive officers and as such, hedging transactions by non-executive employees are not prohibited.
Policies and Practices Related to the Grant of Certain Equity Awards
While Blue Foundry Bancorp does not have a formal policy or obligation that requires it to grant or award equity-based compensation on a specific date, the Compensation Committee and the Board of Directors have a historical practice of not granting stock options to executive officers during closed quarterly trading windows as determined under Blue Foundry Bancorp’s insider trading policy. Consequently, Blue Foundry Bancorp has not granted, and does not expect to grant, any stock options to any named executive officers within four business days preceding the filing with the Securities and Exchange Commission of any report on Forms 10-K, 10-Q or 8-K that discloses material non-public information. The Compensation Committee and the Board of Directors do not take material non-public information into account when determining the timing of equity awards and do not time the disclosure of material non-public information in order to impact the value of executive compensation.
Deferred Compensation Plan
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

401(k) Plan
Blue Foundry Bank maintains the Blue Foundry Bank 401(k) Plan, a tax-qualified defined contribution plan for eligible employees (the “401(k) Plan”). The named executive officers are eligible to participate in the 401(k) Plan on the same terms as other eligible employees of Blue Foundry Bank.
Under the 401(k) Plan, a participant may elect to defer, on a pre-tax basis, the maximum amount of compensation permitted by the Internal Revenue Code. For 2025, the salary deferral contribution limit was $23,500, provided, however, that a participant over age 50 could contribute an additional $7,500 to the 401(k) Plan for a total of $31,500. In addition to salary deferral contributions, Blue Foundry Bank makes safe harbor matching contributions equal to 100% of a participant’s salary deferrals, up to 4% of the participant’s compensation, and 50% of a participant’s salary deferrals that exceed 4% but do not exceed 6% of the participant’s compensation. A participant is always 100% vested in his or her salary deferral contributions and safe-harbor matching contributions.
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
Employee Stock Ownership Plan
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
The trustee holds the shares purchased by the ESOP in an unallocated suspense account, and shares will be released from the suspense account on a pro-rata basis as the trustee repays the loan. The trustee allocates the shares released among participants’ accounts based on each participant’s proportional share of compensation relative to all participants. Participants vest in his or her account balance based on his or her years of service with the Bank, at the rate of 20% per year though the first five years of service, so that the participant will be 100% vested after completing five years of service. Participants who were employed by Blue Foundry Bank immediately prior to the closing of the stock offering received credit for vesting purposes for years of service prior to adoption of the ESOP. Participants also will automatically become fully vested upon attainment of their normal retirement age (age 65), death or disability, a change in control, or termination of the ESOP. Generally, participants will receive distributions from the ESOP upon terminating employment in accordance with the terms of the plan document. The ESOP reallocates any unvested shares forfeited upon a participant’s termination of employment among the remaining participants.
Employment Agreements and Other Arrangements with Named Executive Officers
Blue Foundry Bank entered into an employment agreement with Mr. Nesci, effective January 1, 2021. The employment agreement has a term of three years, which extends automatically for one additional year on each anniversary of the effective date of the agreement, so that the remaining term is again three years, unless either Blue Foundry Bank or Mr. Nesci give notice to the other party of non-renewal. Notwithstanding the foregoing, in the event Blue Foundry Bancorp or Blue Foundry Bank enters into a transaction that would constitute a change in control, as defined under the employment agreement, the term of the agreement will automatically extend so that it would expire no less than three years following the effective date of the change in control.

The employment agreement specified Mr. Nesci’s initial base salary of $700,000. The Board of Directors or the Compensation Committee of Blue Foundry Bank will review Mr. Nesci’s salary no less than annually and may increase, but not decrease, Mr. Nesci’s base salary. In addition to the base salary, the agreement provides that Mr. Nesci will participate in an annual bonus plan with a target amount determined annually that is not less than 20% of his base salary. Mr. Nesci is also eligible to participate in any long-term incentive plan adopted by Blue Foundry. Mr. Nesci is also entitled to participate in all employee benefit plan arrangements and perquisites offered to employees and officers of Blue Foundry Bank and the reimbursement of reasonable business expenses incurred in the performance of his duties with Blue Foundry Bank. Blue Foundry Bank will also provide Mr. Nesci with an annual automobile allowance of $1,100 per month and an annual country club membership allowance of $22,050. Both the automobile and country club membership allowances will increase by 5% each year.
Blue Foundry Bank may terminate Mr. Nesci’s employment, or Mr. Nesci may resign from his employment, at any time with or without good reason. In the event Blue Foundry Bank terminates Mr. Nesci’s employment without cause or Mr. Nesci voluntary resigns for “good reason” (i.e., a “qualifying termination event”), Blue Foundry Bank will pay Mr. Nesci a severance payment equal to the greater of (i) the sum of one times Mr. Nesci’s base salary plus the target amount of the annual incentive bonus (as set by the Board of Directors or the Compensation Committee for the calendar year in which Mr. Nesci’s termination occurs) or (ii) the sum of Mr. Nesci’s base salary that would have been paid during the remaining term of the employment agreement, plus the target amount of the annual incentive bonus that would have been paid during the remaining term of the employment agreement. The severance payment will be paid as salary continuation in substantially equal installments over the twelve-month period following the date of Mr. Nesci’s termination of employment. In addition, if Mr. Nesci elects continued bank-provided group health plan coverage pursuant to the Consolidated Omnibus Reconciliation Act of 1985, as amended (“COBRA”), Blue Foundry Bank will reimburse him for the monthly COBRA premium less the active employee premium for the coverage. Mr. Nesci must sign a general release of claims to receive the severance payment. A “good reason” condition for purposes of the employment agreement includes a material reduction in base salary or target bonus opportunity, a material reduction in authority, duties or responsibilities associated with Mr. Nesci’s position with Blue Foundry Bank, a relocation of his principal place of employment resulting in Mr. Nesci performing his services outside of certain counties listed in the employment agreement.
If a qualifying termination event occurs following a change in control of Blue Foundry Bancorp or Blue Foundry Bank, Mr. Nesci would be entitled to (in lieu of the payments and benefits described in the previous paragraph) a severance payment equal to three times the sum of (i) his base salary, plus (ii) the greater of his highest actual annual incentive bonus for the three calendar years immediately preceding his termination of employment or the target amount of the annual incentive bonus set by the Board of Directors or the Compensation Committee for the calendar year in which his termination occurs. If Mr. Nesci’s termination of employment occurs within two years after the change in control, the severance will be paid in one lump-sum payment on the next pay date that is at least seven days following his termination. In addition, if Mr. Nesci elects continued bank-provided group health plan coverage pursuant to COBRA, Blue Foundry Bank will reimburse him for the monthly COBRA premium less the active employee premium for the coverage.
The employment agreement terminates upon Mr. Nesci’s death. Also, upon termination of employment (other than a termination in connection with a change in control), Mr. Nesci will be required to adhere to one-year non-competition and non-solicitation restrictions set forth in his employment agreement.
Change in Control Agreement
Blue Foundry Bank has entered into a Change in Control Agreement with Ms. Pecoraro. The change in control agreement has a term of one year that extends each day by one day until either party gives the other notice of non-renewal. Notwithstanding the foregoing, in the event Blue Foundry Bancorp or Blue Foundry Bank enters into a transaction that would constitute a change in control, as defined under the change in control agreements, the term of the agreement will automatically extend so that it would expire no sooner than three years following the effective date of the change in control.

Upon termination of Ms. Pecoraro’s employment by Blue Foundry Bank without “cause” or by Ms. Pecoraro with “good reason” on or after the effective date of a change in control of Blue Foundry Bank or Blue Foundry Bancorp, Ms. Pecoraro would be entitled to a severance payment equal to three times the sum of her: (i) base salary in effect as of the date of termination or immediately prior to the change in control, whichever is higher; and (ii) the highest annual cash bonus earned for the three most recently completed performance periods prior to the change in control. The severance will be paid in a lump sum within 30 days following the date of termination. In addition, Ms. Pecoraro would receive thirty six consecutive monthly cash payments equal to the her monthly COBRA premium.
A “good reason” condition for purposes of the change in control agreement includes a material reduction in base salary, a material reduction in authority, duties or responsibilities associated with her position with Blue Foundry Bank, a relocation of her principal place of employment resulting in an increase in her commute by 30 miles or more.
Summary of Cash and Certain Other Compensation
The following table presents, for the years ended 2025, 2024 and 2023, certain information as to the total compensation paid to James D. Nesci, who serves as the Company’s President and Chief Executive Officer, Kelly Pecoraro, who serves as the Company’s Executive Vice President and Chief Financial Officer and, for 2025 and 2024, Aleksander Malkiman, who serves as the Company’s Executive Vice President and Chief Technology Officer. Each of the individuals listed in the table below is referred to as a “Named Executive Officer (NEO).

Name and principal position	Year	Salary	Stock Awards (1)	Option Awards	Non-Equity Incentive Compensation	All Other Compensation (2)	Total

James D. Nesci	2025	$750,000	$—	$—	$671,047	$177,190	$1,598,237
President, Chief Executive Officer	2024	700,000	1,082,714	—	283,920	161,592	2,228,226

Kelly Pecoraro	2025	450,000	—	—	402,628	49,347	901,975
Executive Vice President, Chief Financial Officer	2024	420,000	379,600	—	170,040	44,615	1,014,255

Aleksandr Malkiman	2025	365,000	—	—	190,503	48,162	603,665
Executive Vice President, Chief Technology Officer (3)	2024	355,000	118,625	—	83,920	43,556	601,101
(1)The amounts shown in 2024 and 2023 reflect the aggregate grant date fair value of time-vesting and performance-vesting awards computed in accordance with ASC Topic 718. The grant date fair values of the performance-vesting portion of the awards are computed at target performance achievement. The performance shares, awarded in 2023, with a grant date fair value of $1,369,080 and $420,000 for Mr. Nesci and Ms. Pecoraro, respectively, were forfeited on January 1, 2024.
(2)The compensation represented by the amounts for 2025, 2024 and 2023 set forth in the “All Other Compensation” column for the Named Executive Officers is detailed in the following table.

Name	Year	401(k) Plan Matching Contributions	Deferred Compensation Plan Contributions	Automobile Usage	Country Club Membership	Life Insurance Premiums	ESOP	Total All Other Compensation

James D. Nesci	2025	$17,500	$89,033	$16,082	$22,986	$1,794	$29,795	$177,190
	2024	17,250	82,636	15,316	19,129	1,794	25,467	161,592

Kelly Pecoraro	2025	17,500	—	—	—	2,052	29,795	49,347
	2024	17,250	—	—	—	1,898	25,467	44,615

Aleksandr Malkiman	2025	17,500	—	—	—	867	29,795	48,162
	2024	17,250	—	—	—	839	25,467	43,556
Grants of Plan Based Awards
The following table summarizes grants made in 2025 to our NEOs. There were no equity based awards made to NEOs in 2025.

		Estimated Payouts under Non-Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Superior ($)
James D. Nesci	2/19/2025	$225,000	$450,000	$675,000
Kelly Pecoraro	2/19/2025	135,000	270,000	405,000
Aleksandr Malkiman	2/19/2025	63,875	127,750	191,625

Outstanding Equity Awards
The following table shows information regarding all outstanding equity awards held by our NEOs on December 31, 2025.

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) (1) Unexercisable	Option Exercise Price ($)	Option Expiration Date (2)	Number of Shares or Units of Stock That Have Not Vested (#) (1)	Market Value of Shares or Units of Stock That Have Not Vested ($) (4)	Equity Incentive Plan Awards Number of Unearned Shares, Units or Other Rights That Have not Vested (#) (3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (4)
James D. Nesci	10/19/2022	244,479	325,971	$11.69	10/19/2032
	3/6/2023					81,492	$1,012,946	0	$—
	2/1/2024					47,537	590,885	57,045	709,069
Kelly Pecoraro	10/19/2022	75,858	101,142	$11.69	10/19/2032
	3/6/2023					25,000	$310,750	0	$—
	2/1/2024					14,583	181,267	22,500	279,675
Aleksandr Malkiman	10/19/2022	29,484	39,316	$11.69	10/19/2032
	3/6/2023					8,928	$110,975	0	$—
	2/1/2024					5,208	64,735	6,250	77,688
(1)    Stock options and restricted stock awards granted in 2022 and 2023 vest over a seven-year period commencing on the first anniversary of the date granted. Restricted stock awards granted in 2024 vest over a six-year period commencing on the first anniversary of the date granted.
(2)    Stock options expire, if unexercised, 10 years after the grant date.
(3)    Amounts shown for represent the number of stock awards that would vest if performance goals are achieved at target. 2023 performance grants were forfeited on January 1, 2024.
(4)    Amounts shown are based on the fair market value of Blue Foundry Bancorp common stock on December 31, 2025 of $12.43.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Principal Shareholders and Stock Ownership of Management
Persons and groups who beneficially own in excess of 5% of the shares of common stock are required to file certain reports with the SEC regarding such ownership. The following table sets forth, as of March 10, 2026, the shares of common stock beneficially owned by our directors and executive officers, individually and as a group, and by each person who was known to us as the beneficial owner of more than 5% of the outstanding shares of common stock. The mailing address for each of our directors and executive officers is 19 Park Avenue, Rutherford, New Jersey 07070.

	Shares of Common Stock Beneficially Owned as of the Record Date (1)		Percent of Shares of Common Stock Outstanding (2)

Persons Owning Greater than 5%
T. Rowe Price Investment Management, Inc. 100 East Pratt Street Baltimore, MD 21201	2,905,977	(3)	14.01%
Blue Foundry Bank Employee Stock Ownership Plan Trust 19 Park Avenue Rutherford, NJ 07070	2,244,633	(4)	10.82%
BlackRock, Inc. 55 East 52nd Street New York, NY 10055	1,690,501	(5)	8.15%
Glazer Capital LLC 250 West 55th Street, Suite 30A New York, NY 10019	1,779,895	(6)	8.58%

Directors
J. Christopher Ely	132,325	(7)	*
Robert T. Goldstein	139,846	(8)	*
Kenneth Grimbilas	165,141	(9)	*
Elizabeth Varki Jobes, Esq.	40,756	(10)	*
Patrick H. Kinzler	150,289	(11)	*
John F. Kuntz, Esq.	30,882	(12)	*
Mirella Lang	108,204	(13)	*
James D. Nesci	495,108	(14)	2.39%
Jonathan M. Shaw	133,438	(15)	*
Executive Officers who are not Directors
Kelly Pecoraro	151,144	(16)	*
Aleksandr Malkiman	62,508	(17)	*

All directors and executive officers as a group (15 persons)			6.58%
*Less than 1%.

(1)In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person or entity is deemed to be the beneficial owner, for purposes of this table, of any shares of Blue Foundry Bancorp common stock if they have shared voting or investment power with respect to such common stock or has a right to acquire beneficial ownership at any time within 60 days from March 10, 2026. As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” is the power to dispose or direct the disposition of shares. Except as otherwise noted, ownership is direct and the named individuals and group exercise sole voting and investment power over the shares of Blue Foundry Bancorp common stock.
(2)Based on a total of 20,747,054 shares of common stock outstanding as of March 10, 2026.
(3)As disclosed in Schedule 13G filed with the SEC on May 14, 2025.
(4)As disclosed in Schedule 13G filed with the SEC on February 17, 2026.
(5)As disclosed in Schedule 13F filed with the SEC on February 7, 2025.
(6)As disclosed in Schedule 13G filed with the SEC on January 12, 2026.
(7)Includes 10,366 shares held in an individual retirement account and 64,176 vested options.
(8)Includes 8,500 shares held in an individual retirement account, 27,887 shares held in a 401(k) Plan and 64,176 vested options.
(9)Includes 41,117 shares held in an individual retirement account and 64,176 vested options.
(10)Includes 19,254 vested options.
(11)Includes 4,853 shares held in individual retirement accounts, 3,349 shares held in a Roth individual retirement accounts and 64,176 vested options.
(12)Includes 9,627 vested options.
(13)Includes 64,176 vested options.
(14)Includes 36,882 shares held in an individual retirement account, 8,500 shares held in our 401(k) Plan, 11,772 shares allocated under the Blue Foundry Bank’s ESOP, 103,222 unvested restricted stock awards, 57,045 unvested performance awards and 244,479 vested options.
(15)Includes 14,238 shares held in an individual retirement account, 9,100 shares held by his spouse’s individual retirement account, 116 held as custodian for his child and 64,176 vested options.
(16)Includes 6,483 shares allocated under the Blue Foundry Bank's ESOP, 31,666 unvested restricted stock awards, 22,500 unvested performance awards and 75,858 vested options.
(17)Includes 6,278 shares allocated under the Blue Foundry Bank’s ESOP, 11,309 unvested restricted stock awards, 6,250 unvested performance awards and 29,484 vested options.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Director Independence
The Board of Directors has determined that each of our directors, with the exception of Chief Executive Officer James D. Nesci, is “independent” as defined in the listing standards of the NASDAQ Stock Market. Mr. Nesci is not independent because he is one of our executive officers. In determining the independence of our directors, the Board of Directors considered relationships between Blue Foundry Bank and our directors that are not required to be reported under “—Transactions with Certain Related Persons,” below.

Transactions with Certain Related Persons
The Sarbanes-Oxley Act of 2002 generally prohibits publicly traded companies from making loans to their executive officers and directors, but it contains a specific exemption from such prohibition for loans made by federally insured financial institutions, such as Blue Foundry Bank, to their executive officers and directors in compliance with federal banking regulations. Federal regulations permit executive officers and directors to receive the same terms that are widely available to other employees as long as the director or executive officer is not given preferential treatment compared to the other participating employees. All transactions between the Company and its executive officers, directors, holders of 10% or more of the shares of its common stock and affiliates thereof, are on terms no less favorable to the Company than could have been obtained by it in arms-length negotiations with unaffiliated persons. Such transactions must be approved by a majority of the independent directors of the Company not having any interest in the transaction. In the ordinary course of business, Blue Foundry Bank makes loans available to its directors, officers and employees. The aggregate amount of our outstanding loans to an insider and related entities is approximately $1.2 million at December 31, 2025, consisting of three loans to a senior officer that were made before the officer became an employee of the Bank. These loans were made in the ordinary course of business and did not involve more than the normal risk of collectability nor present other unfavorable features, and are considered "transition" loans under Regulation O. The loans are performing in accordance with their terms.
Other than described above, we and our subsidiary have not had any transaction or series of transactions, or business relationships, nor are any such transactions or relationships proposed, in which the amount involved exceeds $120,000 and in which our directors or executive officers have a direct or indirect material interest.
Pursuant to our Policy and Procedures for Approval of Related Person Transactions, the Audit Committee reviews and approves all related party transactions in accordance with, and as required by, the NASDAQ corporate governance listing standards.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Our independent registered public accounting firm is KPMG LLP, New York, New York, Auditor Firm ID: 185.
Set forth below is certain information concerning aggregate fees for professional services rendered by KPMG during fiscal years 2025 and 2024, respectively.
Audit Fees. The aggregate fees billed to the Company for professional services rendered for the audit of the Company’s annual consolidated financial statements, review of the consolidated financial statements included in the Company’s annual report on Form 10-K and services that are normally provided in connection with statutory and regulatory filings and engagements were $835,000 and $835,000 during fiscal years 2025 and 2024, respectively.
Audit Related Fees. There were $1,780 aggregate fees billed to the Company by KPMG during the fiscal years 2025 and 2024 respectively for assurance and related services rendered that are reasonably related to the performance of the audit of and review of the consolidated financial statements services.
Tax Fees. The were no aggregate fees billed to the Company by KPMG for professional services rendered for tax compliance during the fiscal years 2025 and 2024, respectively.
Other Fees. There were $27,500 aggregate fees filled to the Company by KPMG for consent related to the Fulton acquisition during the fiscal year 2025 and no aggregate fees billed to the Company by KPMG for other professional services rendered during the fiscal year 2024.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following exhibits are either filed as part of this report or are incorporated herein by reference:
(a)(1) Financial Statements
The following financial statements are included under Part II, Item 8 of this report:
1. Report of Independent Registered Public Accounting Firm.
2. Consolidated Statements of Financial Condition as of December 31, 2025 and 2024.
3. Consolidated Statements of Operations for the Fiscal Years Ended December 31, 2025 and 2024.
4. Consolidated Statements of Comprehensive Loss for the Fiscal Years ended December 31, 2025 and 2024.
5. Consolidated Statements of Changes in Shareholders’ Equity for the Fiscal Years Ended December 31, 2025 and 2024.
6. Consolidated Statements of Cash Flows for the Fiscal Years Ended December 31, 2025 and 2024.
7. Notes to Consolidated Financial Statements.
(a)(2) Financial Statement Schedules
No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.

(a)(3) Exhibits

1.1
Agreement and Plan of Merger by and between Fulton Financial Corporation and Blue Foundry Bancorp, dated as of November 24, 2025 (Incorporated by reference to the Registrant’s Current Report of Form 8-K dated November 25, 2025 (File No. 001-40619))

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
101
The following materials from the Company’s Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Financial Condition; (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE FOUNDRY BANCORP

Dated:	March 31, 2026	By:	/s/ James D. Nesci
James D. Nesci
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

By:	/s/ James D. Nesci	By:	/s/ Kelly Pecoraro
	James D. Nesci		Kelly Pecoraro
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial Officer)
Dated:	March 31, 2026	Dated:	March 31, 2026

By:	/s/ Patrick H. Kinzler	By:	/s/ J. Christopher Ely
	Patrick H. Kinzler, Director		J. Christopher Ely, Director
Dated:	March 31, 2026	Dated:	March 31, 2026

By:	/s/ Robert T. Goldstein	By:	/s/ Kenneth Grimbilas
	Robert T. Goldstein, Director		Kenneth Grimbilas, Director
Dated:	March 31, 2026	Dated:	March 31, 2026

By:	/s/ Jonathan M. Shaw	By:	/s/ John F. Kuntz, Esq.
	Jonathan M. Shaw, Director		John F. Kuntz, Esq., Director
Dated:	March 31, 2026	Dated:	March 31, 2026

By:	/s/ Mirella Lang	By:	/s/ Elizabeth Varki Jobes, Esq.
	Mirella Lang, Director		Elizabeth Varki Jobes, Esq., Director
Dated:	March 31, 2026	Dated:	March 31, 2026